Form 10-Q
period 1997-03-31
KOS PHARMACEUTICALS INC
filed 1997-05-15
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________to___________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          FLORIDA                                        65-0670898
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

            1001 BRICKELL BAY DRIVE, SUITE 2502, MIAMI, FLORIDA 33131
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 577-3464

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                   OUTSTANDING AT APRIL 30, 1997
         -----                                   -----------------------------
Common Stock, par value $.01 per share                   14,772,500

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements

                Consolidated Balance Sheets as of March 31, 1997 and
                June 30, 1996....................................................................       2

                Consolidated Statements of Operations for the three months and nine months ended March 31, 1997 and 1996
                for the period from July 1, 1988 (inception ) to March 31, 1997..................       3

                Consolidated Statements of Shareholders' Equity (Deficit)........................       4

                Consolidated Statements of Cash Flows for the nine months
                ended March 31, 1997 and 1996
                for the period from July 1, 1988 (inception ) to March 31, 1997. ................       5

                Notes to Consolidated Financial Statements.......................................       6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................       9

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings......................................................................      12

Item 6  - Exhibits and Reports on Form 8-K.......................................................      12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 31, 1997    JUNE 30, 1996
                                                                                                --------------    -------------
                                                                                                 (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                    $  64,155,648    $     193,484
   Prepaid expenses and other current assets                                                          991,576          165,392
   Raw material inventories                                                                            95,216             --
                                                                                                -------------    -------------
        Total current assets                                                                       65,242,440          358,876

Fixed Assets, net                                                                                   2,876,445        1,921,943
                                                                                                -------------    -------------

        Total assets                                                                            $  68,118,885    $   2,280,819
                                                                                                =============    =============

LIABILITIES AND SHAREHOLDERS'
    EQUITY
Current Liabilities:
    Accounts payable                                                                            $     277,583    $     195,299
    Accrued expenses                                                                                2,809,098          171,371
    Loan from Kos Investments, Inc.                                                                13,395,000               --
                                                                                                -------------    -------------

        Total current liabilities                                                                  16,481,681          366,670
                                                                                                -------------    -------------

Shareholders' Equity:
    Common stock, $.01 par value, 50,000,000
         shares authorized, 14,772,500 and 10,000,000 shares issued and outstanding as of March 31, 1997 and June 30, 1996,
         respectively                                                                                 147,725          100,000

    Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
         and outstanding                                                                                   --               --

    Additional paid-in capital                                                                    124,620,649       58,472,323
    Deficit accumulated in the development stage                                                  (73,131,170)     (56,658,174)
                                                                                                -------------    -------------

        Total shareholders' equity                                                                 51,637,204        1,914,149
                                                                                                -------------    -------------

        Total liabilities and shareholders' equity                                              $  68,118,885    $   2,280,819
                                                                                                =============    =============


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS                   NINE MONTHS             JULY 1, 1988
                                                        ENDED                          ENDED               (INCEPTION) TO
                                                       MARCH 31,                      MARCH 31,               MARCH 31
                                              -------------------------      --------------------------      ----------
                                                 1997           1996            1997            1996            1997
                                              ---------       ---------      ----------       ---------      ----------
                                                     (UNAUDITED)                    (UNAUDITED)              (UNAUDITED)
Revenues                                      $    --         $    --       $      --        $     --        $   36,761
                                              ---------       ---------      ----------       ---------      ----------

Expenses:
   Research and development                   6,973,597       2,845,065      13,030,274       9,271,137      51,735,784
   General, selling and administrative        1,318,615         421,101       3,255,226       1,209,943      12,126,584
   Expense recognized on modification of
       stock option grants                         --              --              --              --         5,436,000
                                              ---------       ---------      ----------      ----------      ----------
                                              8,292,212       3,266,166      16,285,500      10,481,080      69,298,368
                                              ---------       ---------      ----------      ----------      ----------
Other (Income) Expense:
   Other income                                    --              --              --              --           (10,103)
   Interest (income) expense, net              (172,384)         (2,598)       (177,566)        (10,316)      3,236,431
   Interest expense-related parties             228,780            --           365,062            --           495,545
                                              ---------       ---------      ----------      ----------      ----------

      Total other (income) expense               56,396          (2,598)        187,496         (10,316)      3,721,873
                                              ---------       ---------      ----------      ----------      ----------

       Loss before minority interest         (8,348,608)     (3,263,568)    (16,472,996)    (10,470,764)    (72,983,480)

Minority Interest                                  --             7,873            --             8,711        (147,690)
                                              ---------      -----------     ----------     -----------      ----------

       Net loss                              $(8,348,608)   $(3,255,695)   $(16,472,996)   $(10,462,053)   $(73,131,170)
                                              =========       =========      ==========      ==========      ==========

Net loss per Share                           $    (0.67)    $     (0.29)   $      (1.41)   $      (0.92)   $      (6.26)
                                              =========       =========      ==========      ==========      ==========

Weighted Average Shares of Common
 Stock Outstanding                           12,409,015      11,340,000      11,689,762      11,340,000      11,689,762
                                             ==========      ==========      ==========      ==========      ==========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE CORPORATION)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                                  ADDITIONAL      IN THE
                                                     COMMON        PAID-IN      DEVELOPMENT
                                                     STOCK         CAPITAL         STAGE           TOTAL
                                                  ------------   ------------   ------------    ------------
Issuance of common stock                          $    100,000   $       --     $       --      $    100,000
Capital contributions from Parent                         --          390,000           --           390,000
Net loss                                                  --             --         (621,814)       (621,814)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1989                               100,000        390,000       (621,814)       (131,814)
Net loss                                                  --             --       (1,389,932)     (1,389,932)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1990                               100,000        390,000     (2,011,746)     (1,521,746)
Net loss                                                  --             --       (2,445,506)     (2,445,506)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1991                               100,000        390,000     (4,457,252)     (3,967,252)
Net loss                                                  --             --       (3,893,185)     (3,893,185)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1992                               100,000        390,000     (8,350,437)     (7,860,437)
Net loss                                                  --             --       (6,745,655)     (6,745,655)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1993                               100,000        390,000    (15,096,092)    (14,606,092)
Net loss                                                  --             --       (9,529,956)     (9,529,956)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1994                               100,000        390,000    (24,626,048)    (24,136,048)
Capital contributions from Parent                         --        5,745,000           --         5,745,000
Assumption of note payable by Parent                      --       30,372,000           --        30,372,000
Net loss                                                  --             --      (11,038,329)    (11,038,329)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1995                               100,000     36,507,000    (35,664,377)        942,623
Capital contributions from Parent                         --       16,381,633           --        16,381,633
Modification of options                                   --        5,436,000           --         5,436,000
Contribution of minority interest                         --          147,690           --           147,690
Net loss                                                  --             --      (20,993,797)    (20,993,797)
                                                  ------------   ------------   ------------    ------------

Balance at June 30, 1996                               100,000     58,472,323    (56,658,174)      1,914,149
Issuance of common stock                                47,725     65,837,383           --        65,885,108
Cost of stock options issued to non-employees                         310,943           --           310,943
Net loss                                                  --             --      (16,472,996)    (16,472,996)
                                                  ------------   ------------   ------------    ------------

Balance at March 31, 1997 (unaudited)             $    147,725   $124,620,649   $(73,131,170)   $ 51,637,204
                                                  ============   ============   ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS
                                                                               ENDED                JULY 1, 1988
                                                                             MARCH 31,             (INCEPTION) TO
                                                                  ------------------------------      MARCH 31,
                                                                      1997             1996             1997
                                                                  -------------    -------------    -------------
                                                                           (UNAUDITED)               (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss                                                       $ (16,472,996)    $ (10,462,053)    $ (73,131,170)
  Adjustments to reconcile net loss to net cash used
      in operating activities -
      Depreciation and amortization                                    455,047           390,947         2,044,794
      Minority interest                                                   --              (8,711)          147,690
      Compensation recognized on modification of
         stock option grants                                              --                --           5,436,000
      Cost of stock options issued to non-employees                    310,943              --             310,943
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                    (826,184)          (41,560)         (991,576)
         Raw material inventories                                      (95,216)          (71,820)          (95,216)
         Accounts payable                                               82,284           414,488           277,583
         Accrued expenses                                            2,637,727          (801,789)        2,809,098
                                                                  ------------      ------------     -------------

          Net cash used in operating activities                    (13,908,395)      (10,580,498)      (63,191,854)
                                                                  ------------      ------------     -------------
Cash Flows from Investing Activities:
  Capital expenditures                                              (1,409,549)         (128,074)       (4,921,239)
                                                                  ------------      ------------     -------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                       65,885,108              --          66,375,108
   Capital contributions received from Parent                             --          10,676,633        22,126,633
   Borrowings under note payable                                          --                --          30,372,000
   Borrowings under loan from Kos Investments, Inc.                 13,395,000              --          13,395,000
                                                                  ------------      ------------     -------------
          Net cash provided by financing activities                 79,280,108        10,676,633       132,268,741
                                                                  ------------      ------------     -------------
          Net increase (decrease) in cash and
          cash equivalents                                          63,962,164           (31,939)       64,155,648
Cash and Cash Equivalents, beginning of period                         193,484            40,973              --
                                                                  ------------      ------------     -------------
Cash and Cash Equivalents, end of period                         $  64,155,648     $       9,034     $  64,155,648
                                                                  ============      ============     =============
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                 $        --       $        --       $   3,476,267
                                                                  ============      ============     =============

Supplemental Disclosure of Non-cash Information:
   Transfer of note payable to Parent                            $        --       $        --       $  30,372,000
                                                                  ============      ============     =============

Contribution of minority interest to paid-in capital             $        --       $        --       $     147,690
                                                                  ============      ============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

               In management's opinion, the accompanying unaudited consolidated financial statements of Kos Pharmaceuticals, Inc. and subsidiary (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three and nine months ended March 31, 1997 and 1996. The results of operations and cash flows for the nine months ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows that may be reported for the remainder of the fiscal year ending June 30, 1997.

               The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

               These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended June 30, 1996, included in the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended (the "Registration Statement"), filed with the Securities and Exchange Commission. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements for the year ended June 30, 1996 included in the Company's Registration Statement.

2.    LOSS PER SHARE

               Loss per share is determined by dividing the net loss attributable to holders of the Company's common stock, par value $.01 (the "Common Stock"), by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding after applying the treasury stock method. Common Stock equivalents include the potential impact of options issued within one year prior to the date of the Company's initial public offering at exercise prices less than the initial offering price, whether or not the effects are antidilutive.

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard, Accounting Principles Board Opinion ("APB") No. 15, modifies the methodology for calculating earnings per share, and is effective for annual periods ending after December 15, 1997; early adoption is not permitted. Upon adoption of SFAS 128 in the Company's financial statements subsequent to June 30, 1997, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different than the historical loss per share amounts reported herein.

3.    LICENSE AGREEMENT

               On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company recognized $3,000,000 as a licensing expense; such expense is included in "Research and development" expenses in the accompanying consolidated statements of operations for the three months ended March 31, 1997. As further consideration for entering into this agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States.

4.    STOCK OPTION PLAN

               During 1996, the Board of Directors, the "Board" of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of March 31, 1997, a maximum of 4,000,000 shares of Common Stock, may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, and employees and certain consultants designated by the Board are eligible to receive options under the Plan. Each outside director of the Company was granted an option to purchase 5,000 shares of common stock and automatically will receive an option to purchase an additional 3,000 shares effective on the anniversary date of each director's election to the Board.

               The exercise price of options issued under the Plan is not less than the fair market value on the date the option is granted. Options granted under the Plan vest over four years, and all such options expire in ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a Committee appointed by the Company's Board.

               The Company has granted options to purchase an aggregate of 2,328,000 shares to directors, officers, employees and consultants, including options granted prior to the adoption of the Plan, as shown in the following table. No options outstanding under the Plan had been exercised as of March 31, 1997.

         OPTIONS GRANTED    DATE OF GRANT   DATE OF EXPIRATION   EXERCISE PRICE
         ---------------    -------------   ------------------   --------------
              750,000       August 1988         June 2006         $     0.60
               35,000       January 1989        July 2001               1.90
               75,000       February 1990       June 2006               0.90
              275,000       December 1992       December 2002           0.75
               50,000       July 1994           July 2003               3.33
              940,500       June 1996           June 2006               7.00
              137,500       December 1996       December 2006          15.00
               10,000       February 1997       February 2007          15.00
               20,000       March 1997          March 2007             24.69
               35,000       March 1997          March 2007             20.25

               Detail of option activity under this plan for the nine months ended March 31, 1997 is as follows:

                                                         EXERCISE PRICES
                                                    -------------------------
                                      NUMBER OF                      WEIGHTED
                                       SHARES           RANGE        AVERAGE
                                      ----------    --------------   -------

      Outstanding, June 30, 1996      2,158,000     $0.60 - $7.00    $  3.60
      Granted                           202,500     15.00 - 24.69      16.86
      Canceled                          (32,500)         7.00           7.00
                                      ---------
      Outstanding, March 31, 1997     2,328,000
                                      =========


               For purposes of calculating the cost of stock options under SFAS 123 "Accounting For Stock-based Compensation", the "fair value" of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: risk-free rates of 6.25%; expected dividend yield of 0%; expected term of 5 years; and expected volatility of 57.6%.

               As permitted by SFAS No. 123, however, the Company accounts for options issued to employees under APB Opinion No. 25. Consequently, except for options issued to non-employees, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                               THREE MONTHS                                NINE MONTHS
                                              ENDED MARCH 31,                             ENDED MARCH 31,
                                        -------------------------------          -----------------------------------
                                            1997                1996                 1997                  1996
                                        ------------        -----------          -------------         -------------
        Net loss:
            As reported                 $(8,348,608)        $(3,255,695)         $(16,472,996)         $(10,462,053)
            Pro Forma                   $(8,818,048)        $(3,255,695)         $(16,942,436)         $(10,462,053)

        Net loss per share
            As reported                 $     (0.67)        $     (0.29)         $      (1.41)         $      (0.92)
            Pro Forma                   $     (0.71)        $     (0.29)         $      (1.45)         $      (0.92)

5.    INITIAL PUBLIC OFFERING

               On March 12, 1997, the Company completed an initial public offering ("IPO") of the Common Stock by selling 4,772,500 shares, resulting in net proceeds to the Company of approximately $65,900,000, after deducting expenses of the offering.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On June 25, 1996, the Company was incorporated in Florida as the successor to the business of Kos Holdings, Inc. ("Holdings"), which was incorporated in Florida on July 1, 1988. The Company is engaged primarily in the development of proprietary prescription pharmaceutical products for the treatment of certain chronic cardiovascular and respiratory diseases. The Company intends to manufacture its products and to market such products in the United States directly through its own specialty sales force.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1996 AND 1997

     The Company's research and development expenses increased from $9.3 million for the nine months ended March 31, 1996 to $13.0 million for the nine months ended March 31, 1997. Of the total increase in research and development expenses, $3.0 million was attributable to the cost of entering into an agreement, during the quarter ended March 31, 1997, with an unaffiliated generic drug manufacturer to resolve the effects of a potential patent interference proceeding. Increases in personnel costs, principally in connection with scale-up and validation of the Company's NIASPAN manufacturing facility, and in development costs associated with various third-party agreements also contributed to the increased research and development expenses for the nine months ended March 31, 1997. These increases in research and development expenses were partially offset by the absence in the nine months ended March 31, 1997 of the expenses for the clinical trials completed during the nine months ended March 31, 1996. Such trials were in support of the filing of a NDA during May 1996 for the Company's first product, NIASPAN. The Company expects research and development activities to increase as personnel are added and research activities are expanded to support the development of additional products and the conducting of additional clinical trials.

     General and administrative expenses increased from $1.2 million for the nine months ended March 31, 1996 to $3.3 million for the nine months ended March 31, 1997. The increase was attributable primarily to the commencement of the Company's marketing activities, the hiring of additional personnel to support such marketing activities and the Company's increased administrative functions, and professional fees. The Company expects that its general and administrative expenses will continue to increase in support of its marketing efforts and development programs.

     From July 1, 1996 to the completion of its IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Investments Loan"), the sole shareholder of Holdings. As of March 31, 1997, the Company had outstanding borrowings of approximately $13.4 million under this loan. As a result of the Investments Loan, the Company had approximately $365,000 of interest expense for the nine months ended March 31, 1997, compared with no such expense for the nine months ended March 31, 1996.

     The Company received $65.9 million in net proceeds from its IPO. Of these proceeds, $63.7 million had not been utilized by the Company as of March 31, 1997 and are invested in short-term U.S. Treasury and highly-rated corporate securities. As a result of this investment in marketable securities, the Company recorded approximately $170,000 of interest income for the nine months ended March 31, 1997, compared with no such income for the nine months ended March 31, 1996.

     The Company incurred a net loss of $10.5 million for the nine months ended March 31, 1996, compared with a net loss of $16.5 million for the nine months ended March 31, 1997. The Company expects to incur substantial losses for at least the next twelve months.

     THREE MONTHS ENDED MARCH 31, 1996 AND 1997

     The Company's research and development expenses increased from $2.8 million for the three months ended March 31, 1996 to $7.0 million for the three months ended March 31, 1997. This increase was attributable primarily to the cost incurred, during the quarter ended March 31, 1997, of entering into an agreement with an unaffiliated generic drug manufacturer to resolve the effects of a potential patent interference proceeding, increases in personnel costs, principally in connection with manufacturing scale-up, and by an increase in development costs associated with various third-party agreements. These increases in research and development activities were partially offset by the absence, during the three months ended March 31, 1997, of the clinical trial expenses incurred during the three months ended March 31, 1996 in support of the filing of a NDA during May 1996 for the Company's first product, NIASPAN.

     General and administrative expenses increased from $400,000 for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. The increase was attributable primarily to the commencement of the Company's marketing activities, and to the hiring of additional personnel to support such marketing activities and the Company's increased administrative functions.

     Interest expense under the Investments Loan, absent during the three months ended March 31, 1996, totaled $229,000 during the three months ended March 31, 1997. This increase in interest expense was partially offset by approximately $170,000 of interest income recorded on the Company's investment in short-term U.S. Treasury and highly-rated corporate securities for the three months ended March 31, 1997.

     The Company incurred a net loss of $3.3 million for the three months ended March 31, 1996, compared with a net loss of $8.3 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From July 1, 1996 until the completion of its IPO, the Company financed its operations from the proceeds of the Investments Loan, which had an unpaid balance of approximately $13.4 million at March 31, 1997. All or a portion of the Investments Loan may be repaid using a portion of the net proceeds from the Company's IPO. At March 31, 1997, the Company's working capital totaled approximately $48.8 million and cash and cash equivalents totaled approximately $64.2 million, of which $63.7 million were invested in short-term U.S. Treasury and highly-rated corporate securities. The Company expects to continue to incur significant costs in connection with its ongoing research and development activities and the commencement of its marketing activities.

     The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and general and administrative expenses. As of March 31, 1997, the Company's net investment in equipment and leasehold improvements was $2.9 million. The Company expects that additional equipment and facilities will be needed as it increases its research and development activities. The Company had no material commitments for capital expenditures as of March 31, 1997.

     Although the Company anticipates that the net proceeds from its IPO, together with available cash and cash equivalents, short-term investments and expected interest income, will be sufficient to fund the Company's operations for the next twelve months, the Company's future cash requirements will be substantial and will depend on many factors, some of which are outside the control of the Company. Such factors include the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; the success of the Company's sales and marketing programs; costs in filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture or other arrangements; and changes in economic, regulatory or competitive conditions or the Company's planned business. As a result, the Company may need to raise substantial additional capital to fund its operations before achieving anticipated positive cash flows from operations in 1998, assuming the successful commercialization of NIASPAN. The Company expects that it would seek such additional funding through public or private equity or debt financing or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance, however, that additional funding will be available on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the pharmaceutical industry and the economy in general, and legal proceedings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, and in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            There are no legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

               (27)  Financial Data Schedule

           (b) Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KOS PHARMACEUTICALS, INC.

Date:  May 15 , 1997               By: /s/ DANIEL M. BELL
                                       ----------------------------------------
                                       Daniel M. Bell, President

Date:  May 15, 1997                By: /s/ JUAN F. RODRIGUEZ
                                       ----------------------------------------
                                       Juan F. Rodriguez, Controller
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
27             Financial Data Schedule