Form 10-K
period 1997-06-30
KOS PHARMACEUTICALS INC
filed 1997-09-02
CIK 1018952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
               (Exact Name of Company as Specified in Its Charter)

                FLORIDA                               65-0670898
                -------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            1001 BRICKELL BAY DRIVE, 25TH FLOOR, MIAMI, FLORIDA 33131
            ---------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Company's Telephone Number, Including Area Code:     (305) 577-3464

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of July 31, 1997: $185,951,805

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of August 6, 1997: 14,772,500

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

Item 1.         Business.................................................... 1

Item 2.         Properties................................................. 10

Item 3.         Legal Proceedings.......................................... 10

Item 4.         Submission of Matters to a Vote of Securities Holders...... 10



PART II

Item 5.         Market for Registrant's Common Stock and Related
                Stockholder Matters........................................ 11

Item 6.         Selected Consolidated Financial Data....................... 12

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 13

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk. 16

Item 8.         Consolidated Financial Statements and Supplementary Data... 16

Item 9.         Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosures....................... 31


PART III

Item 10.        Directors and Executive Officers of the Registrant......... 32

Item 11.        Executive Compensation..................................... 35

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management................................................. 41

Item 13.        Certain Relationships and Related Transactions............. 42


PART IV

Item 14.        Exhibits, Financial Schedules And Reports On Form 8-K...... 42

Signatures      ........................................................... 44

Exhibit Index   ........................................................... 45


NIASPAN [Registered Trademark] is a registered trademark of Kos Pharmaceuticals, Inc.

                                     PART I

ITEM 1. BUSINESS

     Kos Pharmaceuticals, Inc. ("Kos" or the "Company") is a fully integrated specialty pharmaceutical company engaged in the development of proprietary prescription pharmaceuticals for the treatment of certain chronic cardiovascular and respiratory diseases. The Company manufactures its lead product, NIASPAN, and markets such product directly through its own specialty sales force. The Company's cardiovascular products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company's respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company's proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products but which offer certain safety advantages (such as reduced harmful side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over such currently existing products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities ("NCEs"), may reduce regulatory and development risks and, in addition, facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. In addition to NIASPAN, the Company's lead product, six of the Company's eight products under development require new drug application ("NDA") filings with the U.S. Food and Drug Administration ("FDA"). Although more expensive and time consuming, developing products that require NDA approval offers several advantages compared with generic products, including potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

     The principal elements of the Company's business strategy are as follows:
(i) select products with unrealized commercial potential where safety or patient compliance may be improved; (ii) focus initially on the large, rapidly growing cardiovascular and respiratory markets, which include many chronic diseases requiring long-term therapy; (iii) develop proprietary formulations of currently approved pharmaceutical compounds, which can reduce regulatory and development risks typically associated with the development of new chemical entities; (iv) manage internally the clinical development of its products; (v) manufacture its products internally; (vi) market its products directly through the Company's specialty sales force; and (vii) leverage its core competencies through corporate and academic alliances.

     The Company's predecessor, Kos Holdings, Inc. ("Holdings"), which was previously named Kos Pharmaceuticals, Inc., was incorporated in Florida on July 1, 1988. On June 25, 1996, Kos (named after the Greek island where Hippocrates founded the science of medicine) was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets and all of the liabilities of Holdings were transferred to the Company in exchange for shares of common stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating loss carryforwards and related tax benefits for Holdings. As a result, the Company had no tax assets or liabilities as of June 30, 1996. Kos Investments, Inc. ("Investments") is the sole shareholder of Holdings. Investments is controlled by, and serves as an investment vehicle for, Michael Jaharis, one of the Company's founders and its Chairman. All references in this 10-K to the Company include its wholly-owned subsidiary, Aeropharm Technology, Inc. ("Aeropharm"), and the business and operations of Holdings, its predecessor company, until June 30, 1996. The Company's principal executive offices are located at 1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131, and its telephone number is (305) 577-3464.

NIASPAN

     On July 28, 1997, the Company received clearance from the FDA to market NIASPAN for the treatment of mixed lipid disorders. NIASPAN is the first once-a-day, controlled-release niacin product approved by the FDA for the treatment of mixed lipid disorders, which are primary risk factors for coronary heart disease.

     Niacin, the active ingredient in NIASPAN, is a water soluble vitamin long recognized by the National Institutes of Health ("NIH") and the American Heart Association ("AHA") as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein ("LDL") cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein ("HDL") cholesterol. The Company submitted its NDA for NIASPAN based principally on data from an aggregate of 633 NIASPAN-treated subjects involved in three double-blinded, placebo-controlled clinical trials and one long-term, open-label safety study at 17 sites throughout the United States. The results of these trials produced statistically significant changes in all major lipid components without serious treatment-related adverse events. Treatment with NIASPAN demonstrated a 14% to 19% reduction in LDL cholesterol, a 25% to 35% reduction in triglycerides, an increase of 22% to 29% in HDL cholesterol, and a reduction of 24% to 29% in Lp(a). Moreover, NIASPAN's controlled-release formulation and dosing regimen reduced the liver toxicity and intolerable side effects generally associated with currently available formulations of niacin.

     Based principally on the results of the clinical studies evaluating NIASPAN, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, NIASPAN is indicated for the following: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B; (ii) reduce very high serum triglycerides; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iv) reduce recurrent nonfatal myocardial infarction; and (v) promote the regression or slow the progression of atherosclerosis when combined with bile-binding resins. The Company began shipping NIASPAN to wholesalers in mid-August, and it expects to begin detailing NIASPAN during September, 1997.

     The marketing of NIASPAN will focus on the NIH recommendation that niacin be used as first-line drug therapy for the treatment of hyperlipidemia. Additionally, the Company intends to inform physicians as to the manner in which NIASPAN achieves its safety and efficacy profile. This marketing program will be implemented through direct visits with selected physicians, medical journal reprints, seminars, and clinical discussion groups. The Company also intends to educate patients on the benefits and proper use of NIASPAN through brochures and product sample "starter packs" to encourage proper dose titration. Information delivered by the Company to physicians and patients will include a discussion about the flushing side effects of NIASPAN, including the importance of proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking NIASPAN will flush occasionally, the Company believes that the combination of NIASPAN'S formulation, its dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients.

     NIASPAN'S dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release ("IR") niacin.

PRODUCTS IN DEVELOPMENT

     Although the Company recently obtained clearance from the FDA to market NIASPAN, each of its other products under development is at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that the Company will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of the Company's products under development. Thus, there can be no assurances that any of the Company's products under development will be developed and commercialized in a timely manner, or in accordance with the Company's plans or projections, or at all. The Company may determine to discontinue the development of any or all of its products under development at any time.

NICOSTATIN/Trademark/

     In addition to NIASPAN, Kos is developing internally NICOSTATIN/Trademark/, which is a product that consists of a combination of NIASPAN and a currently approved drug for the treatment of mixed lipid disorders. The combination product will require a NDA. The Company believes that a Once-A-Night/Trademark/ tablet combining the complementary properties of its combination product represents an effective modality for treating patients with mixed lipid disorders. The Company also believes that this Once-A-Night/Trademark/ product should offer significant improvements in patient compliance compared with taking each product independently under their recommended dosing regimens. The potential market for the combination product consists of patients with mixed lipid disorders, including high total and LDL cholesterol, high triglycerides or low HDL cholesterol. The product is currently in the formulation development stage.

ISOSORBIDE-5-MONONITRATE

     Kos, in collaboration with Fuisz Technologies, Ltd. ("Fuisz"), is developing a once-a-day, controlled-release, oral, generic version of Isosorbide-5-Mononitrate ("IS-5-MN") for the prophylactic treatment of angina pectoris. This product will be a branded generic requiring an abbreviated new drug application ("ANDA") filing. A formulation of IS-5-MN has been developed and the Company completed an initial clinical pharmacology study in fiscal year 1997.

CAPTOPRIL

     The Company, also in collaboration with Fuisz, is developing a once-a-day, controlled-release version of captopril, an angiotensin converting enzyme ("ACE") inhibitor for the treatment of hypertension for which a NDA is required. At present, captopril is dosed as an immediate-release tablet to be taken two or three times daily. There exist many generic forms of this IR product. During the second half of fiscal year 1997, the Company had an investigational new drug ("IND") application for captopril approved and commenced an initial clinical pharmacology study.

ALBUTEROL (CFC)

     The Company is developing a generic version of albuterol (CFC) to be dispensed in a generic metered-dosed inhaler ("MDI"). The Company has completed a human clinical validation study, and a pivotal clinical pharmacology trial is currently underway. The Company is currently re-evaluating its development plans for this product in view of current market conditions, and the expense and other resources required to complete development and obtain regulatory approval for such product.

TRIAMCINOLONE (NON-CFC) AND FLUNISOLIDE WITH BREATH COORDINATED INHALER ("BCI")

     Kos is developing a proprietary non-CFC formulation of triamcinolone to be used with the Company's proprietary breath coordinated inhaler ("BCI"). This product will require the submission of a NDA. The Company believes that its BCI may improve the coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration. Triamcinolone is a corticosteroid that is used to treat the underlying inflammation of asthma. Triamcinolone is currently in the formulation development stage.

     Kos is also developing a non-CFC proprietary formulation of flunisolide to be used with its BCI. Flunisolide is a long-acting inhaled steroid for the treatment of asthma. The Kos formulation of flunisolide, for which an ANDA is required, is currently in development.

OTHER MDI AND DEVICE PRODUCTS

     Kos is developing a non-CFC albuterol to address environmental regulations that ultimately will require manufacturers to phase out the CFC-based MDIs, including the Company's generic albuterol (CFC) product. Kos is also developing a second proprietary MDI device, a breath actuated inhaler ("BAI"). The Company's BAI operates automatically and is being developed principally to address the difficulties in taking inhaled medication often faced by children and the elderly. The Company intends to develop the BAI with one of its non-CFC formulations. The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. At present, the Company intends to use the inhalation dose counter on all of its inhalation products with the exception of albuterol (CFC).

COLLABORATION WITH FUISZ TECHNOLOGIES, LTD.

     During fiscal year 1996, the Company entered into certain agreements with Fuisz, a company engaged in the development and commercialization of drug delivery and food applications. Pursuant to these agreements, one of which is a joint venture, the Company agreed to collaborate with Fuisz in the development of four products and Kos reserved the right to commence collaboration on two other products. Following a detailed assessment of the commercial viability of these projects, Fuisz and Kos have agreed that, in addition to the joint venture, the companies will continue to collaborate only on the development of captopril and IS-5-MN.

     Under the terms of such agreements, other than the joint venture, Fuisz is responsible for formulating each product, Kos is responsible for the remainder of each development program and, Kos obtains exclusive rights to manufacture the formulated products and retains exclusive worldwide marketing rights upon exercising certain option rights. Under these agreements, Kos is obligated to pay the development costs and pay license and development fees based on milestone achievements. In addition, the Company will pay royalties to Fuisz based on product sales by Kos.

LICENSING AND OTHER ACTIVITIES

     The Company intends to pursue collaborative opportunities, including licensing the use of selected products and technologies from third parties ("in-licensing"); acquisition of complementary technologies, products or companies; product co-marketing arrangements; joint ventures; and strategic alliances. Also, many existing pharmaceutical products, or products currently under development, may be suitable candidates for specialty promotional or co-marketing campaigns. Kos intends to attempt to identify licensing, co-marketing and product acquisition opportunities that can complement the Company's future product portfolio. In addition, in situations where third-party drug delivery technologies are complementary to the Company's drug development formulation capabilities, the Company may pursue licensing rights for such technology. The Company may also consider licensing certain of its products and technologies to third parties ("out-licensing").

PATENTS AND PROPRIETARY RIGHTS

     The Company actively seeks, when appropriate and available, protection for its products and proprietary information by means of United States and foreign patents, trademarks, trade secrets and contractual arrangements. Patent protection in the pharmaceutical field, however, can involve complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical entities is sometimes difficult to obtain and often of limited usefulness, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide meaningful protection against competition. Nevertheless, the Company intends to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of its products, technologies and other scientific information. There can be no assurance, however, that any steps taken to protect such proprietary information will be effective.

     The Company has a patent application pending in the U.S. Patent and Trademark Office ("PTO") with claims covering NIASPAN's method of use consistent with its recommended once-a-day dosing regimen. The Company has been advised by the patent examiner that certain of these claims are allowable, but none of these claims have yet been issued as a patent by the PTO. The patent examiner has, however, indicated that the PTO's Board of Interference may declare an interference between such Kos application and a method-of-use patent issued to a privately owned generic manufacturer allegedly claiming the same dosing regimen invention.

     On February 7, 1997, the Company and such generic manufacturer entered into an agreement pursuant to which the parties agreed to resolve, as between themselves, the effects of such potential interference by granting each other licenses under their respective patent application and patent, regardless of whether such licenses would be required. Accordingly, under the agreement, the generic manufacturer granted the Company a license to sell products under the generic manufacturer's above referenced patent, under a formulation patent owned by such generic manufacturer, and under corresponding foreign patents owned by such generic manufacturer, and the Company granted the generic manufacturer the right to sell such generic manufacturer's products that are covered by the claims in the Company's patent application and corresponding foreign applications owned by the Company. As consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain license fees and royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments outside the United States. Neither the license fees nor the royalty payments are material to the financial condition of the Company. The Company may sublicense its rights under the agreement to third parties to make, use, or sell products developed by or for the Company. The generic manufacturer may not sublicense or transfer the license granted to it by the Company, although the generic manufacturer may sublicense to third parties the right to supply to the generic manufacturer or market with or on behalf of the generic manufacturer, products that are covered by the generic manufacturer's patents but which are not covered by the Company's patent application. The Company may terminate the agreement after February 7, 2001.

     Various inhalation devices, technologies, and methods of use licensed from, or assigned to Kos by, researchers and engineers engaged in development projects or sponsored research on behalf of Kos are the subject of four issued and one allowed U.S. patent, as well as various corresponding foreign patents. Similar patents applied for in other foreign countries are pending and being pursued by the Company. Six patent applications on certain of the Company's products under development and pertaining to certain of the sponsored research activities are pending at the PTO. The Company believes that most of the once-daily oral products in development under Kos' agreements with Fuisz are protected by various technology patents in the name of Fuisz.

     There can be no assurance that the patents owned and licensed by the Company, or any future patents, will prevent other companies from developing similar or therapeutically equivalent products or that others will not be issued patents that may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by the Company. Furthermore, there can be no assurance that any of the Company's future products or methods will be patentable, that such products or methods will not infringe upon the patents of third parties, or that the Company's patents or future patents will give the Company an exclusive position in the subject matter claimed by those patents.

     The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. In the event that the Company develops aerosol products that use a formulation covered by such European or U.S. patents, the Company may be prevented from making, using or selling such products unless the Company obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company's development of products that are covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company's business.

     NIASPAN and "Kos" are the Company's principal registered trademarks, although other applications for registration of trademarks and service marks are currently pending in the PTO and additional applications are in the process of being filed.

MARKETING

     Kos intends to market its branded proprietary products through its own specialty sales force. A fundamental element of the Company's product selection strategy is to focus on products where a relatively concentrated group of specialist physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by the Company's products. The Company believes that such specialist physicians will be the most receptive to the patient compliance, safety, or other therapeutic advantages that the Company's products will seek to offer. Accordingly, the Company believes that significant market gains can be achieved with such products through the use of a relatively small, well trained sales force concentrating its detailing efforts on informing such specialist physicians about the scientific basis for the therapeutic advantages of the Company's products.

     As of June 30, 1997, the Company had filled all 15 of its sales and marketing management positions and as of August 4, 1997, the Company had 88 field sales representatives and managed care specialists on its payroll. The majority of the sales and marketing personnel have considerable previous experience from major pharmaceutical companies. The Company began shipping NIASPAN to wholesalers in mid-August, and it expects its field sales force will begin actively detailing NIASPAN during September, 1997. The Company intends to leverage its initial NIASPAN sales force by marketing future cardiovascular products, as they are approved, simultaneously with NIASPAN.

     Following the introduction of NIASPAN, the Company expects to increase its detailing efforts to a larger group of cardiovascular specialists and other frequent prescribers of lipid-altering medications through the establishment of its own specialized flex-time (or part-time) sales force. The Company will also consider co-promoting NIASPAN with a major pharmaceutical company to augment the Company's own detailing efforts. During 1997, the Company had limited discussions with several pharmaceutical companies about the possibility of co-promoting NIASPAN utilizing the Kos sales force. There can be no assurance, however, that such discussions will continue or that, if continued, they will lead to an agreement that will be consummated on terms acceptable to the Company.

     Following the launch of NIASPAN in the United States, the Company plans to license marketing rights to an established marketing partner in major international markets. Ultimately, the Company will consider establishing its own sales organization in selected foreign markets. To date, the Company has had no material discussions concerning such possible arrangements with other companies. There can be no assurance that such an arrangement can be achieved on terms acceptable to the Company.

MANUFACTURING

     In order to maximize the quality of developed products, assure compliance with regulatory requirements, and minimize costs, the Company intends to manufacture all of its products internally. The Company currently produces NIASPAN at its Hollywood, Florida facility and intends to begin production of NIASPAN at its Edison, New Jersey facility in 1998. The Company's Edison facility is currently configured, and largely equipped, to manufacture aerosol inhalation products using both CFC and non-CFC propellants. Although the Company believes that both of its facilities currently operate using current good manufacturing practices as required by the FDA for the manufacture of product to be used in clinical trials, the Edison, New Jersey facility requires inspection and approval by the FDA before production for commercial sale can commence. The Company believes that it has produced adequate inventory to support the launch of NIASPAN. The Company also believes that it has sufficient capacity, with limited additional capital outlays, to accommodate sales volume for both solid-dose and aerosol products through the year 2000.

     The Company intends initially to contract the packaging of its solid-dose and aerosol products to third parties. The Company intends to begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company's raw materials, including the active ingredient in NIASPAN, are currently obtained from single sources of supply. The Company does not have a contractual arrangement with the sole supplier of the active ingredient in NIASPAN pursuant to which the Company obtains such ingredient. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredient in NIASPAN, although an alternate source for at least one such material will not be available because of the supplier's patent rights.

COMPETITION

     The Company's products will be competing with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. Competition among these products will be based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products.

     The Company's cardiovascular and respiratory products, when developed and marketed, will compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States. For example, the Company's captopril formulation, if successfully commercialized, will compete with several other ACE inhibitors that are currently available, all of which have approval for treatment of certain indications using once-a-day administration. Kos is aware of one other company that is developing a once-a-day formulation of captopril. Further, the Company's triamcinolone and flunisolide formulations, if successfully commercialized, each will compete with another triamcinolone and flunisolide product, respectively, already being marketed in the United States. Although such competing products are sold only in a CFC version, the Company believes that the originators are developing non-CFC versions.

     Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in IR form, for treatment of hyperlipidemia. The Company believes that a generic manufacturer has performed at least one early-stage clinical study using niacin as a once-a-day treatment for lipid-altering, and such manufacturer may be pursuing an NDA for such product. Further, the Company's NIASPAN product will compete with many existing lipid-altering medications, which currently account for more than 90% of the lipid-altering market.

GOVERNMENT REGULATION

     The development, manufacture and potential sales of prescription pharmaceutical products is subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical testing and to other approval and post-approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act ("FFDCA") and the Public Health Service Act and by comparable agencies in most foreign countries. The FDA regulates all aspects of a product's testing, labeling, promotion, and manufacture, and can impose substantial restrictions on these activities before or after approval of such product.

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit the export even if such products are approved for sale in other countries.

     The Company's research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of contamination or injury from these materials cannot be eliminated. In the event of such contamination or injury, the Company could be held liable for resulting damages, which could be material to the Company's business, financial condition and results of operations. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

     Completing the multitude of steps necessary prior to the commencement of marketing requires the expenditure of considerable resources and a lengthy period of time. There can be no assurance of approval within any particular period, or ever, or if approval is granted, of continued approval thereafter. Delay or failure in obtaining, or the withdrawal of, the required approvals, clearances, permits or inclusions by the Company or its future corporate partners or licensees, if any, would have a material adverse effect on the ability of the Company to generate sales or royalty revenue. Further, the passage and implementation of new or changed laws or regulations or the potential impact on the Company of such actions cannot be anticipated.

     One of the Company's products under development, albuterol (CFC), uses CFC propellants. CFC propellants are ozone-depleting substances, the use of which is restricted under the Federal Clean Air Act and the Montreal Protocol on Substances that Deplete the Ozone Layer. The United Nations Technology and Economic Assessment Panel ("TEAP") reviews requests for specific essential use allocations of CFCs under the Montreal Protocol and makes recommendations to the parties, who determine the yearly bulk allocations for each country. Recently, the Company's Essential Use Application for the use of CFCs during 1997 and 1998 was approved by TEAP and the parties to the Montreal Protocol. Although the Company has received its requested allocation for 1997 and 1998 there can be no assurance that it will receive all or any part of its allocation for 1999, or allocations for future years.

EMPLOYEES

     As of August 7, 1997, the Company had approximately 237 permanent employees, of which 105 were engaged in marketing and sales, 75 were engaged in research and development, 38 were engaged in manufacturing, and 19 were engaged in administration. No employee is represented by a union. The Company regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

     The Company leased the following properties as of June 30, 1997:

                                                                                                MINIMUM
                                                                          LEASE EXPIRATION      ANNUAL
  LOCATION                           USE                 SQUARE FEET    (INCLUDING RENEWALS)     RENT
---------------        -----------------------------     -----------    --------------------   --------

Miami, FL              Corporate offices                   10,000        December  2000        $168,000
Miami Lakes, FL        Research admin. offices             13,000        December  2000         218,000
Hollywood, FL          Manufacturing, research and
                        admin. offices                     23,500        November  2000         272,000
Edison, NJ             Manufacturing, research,
                        and admin. offices                 21,500        October   2003          85,500


     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near term requirements.



ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced trading on March 7, 1997, in the Nasdaq National Market System under the symbol "KOSP". As of August 6, 1997, there were 48 shareholders of record of the Company's Common Stock.

     The following table sets forth for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

FISCAL YEAR ENDED JUNE 30, 1997                      HIGH            LOW
-------------------------------                   ----------      ----------

Third Quarter (commencing March 7, 1997)........  $    25.00      $    19.25
Fourth Quarter..................................       30.13           19.75


     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended June 30, 1997, should be read in conjunction with "Management's Discussions and Analysis of Financial Condition" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                                                                    JULY 1, 1988
                                                                                                                   (INCEPTION) TO
                                                          YEAR ENDED JUNE 30,                                         JUNE 30,
                                                   -------------------------------------------------------------   --------------
                                                      1993         1994         1995        1996         1997           1997
                                                   ----------   ----------   ----------   ---------   ----------   --------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

STATEMENT OF OPERATIONS:
Revenues                                          $        --   $       22    $      14   $      --   $       --    $          37
Operating Expenses:
        Research and development                        4,930        6,663        8,387      13,816       17,881           56,586
        General, selling and administrative             1,232        1,619        1,614       1,772        5,522           14,394
        Expense recognized on
                modification of stock
                option grants(1)                           --           --           --       5,436           --            5,436
                                                   ----------   ----------   ----------  ----------   ----------    -------------
                Total operating expenses                6,162        8,282       10,001      21,024       23,403           76,416
                                                   ----------   ----------   ----------  ---------    ----------    -------------

Other income                                               (1)          (2)          --          --           --              (10)
Interest (income) expense, net                            556        1,058        1,026         (14)        (925)           2,489
Interest expense-related parties                           29           50           26          --          643              774
                                                   ----------   ----------   ----------  ----------   ----------    -------------
Total other (income) expense                              584        1,106        1,052         (14)        (282)           3,253
                                                   ----------   ----------   ----------  ----------   ----------    -------------
Loss before minority interest                          (6,746)      (9,366)     (11,039)    (21,010)     (23,121)         (79,632)
Minority interest(2)                                       --         (164)           1          16           --             (148)
                                                   ----------   ----------   ----------  ----------   ----------    -------------
Net loss                                           $   (6,746)  $   (9,530)    $(11,038) $  (20,994)  $  (23,121)        $(79,780)
                                                   ==========   ==========   ==========  ==========   ==========    ==============
Net loss per share(3)                              $    (0.59)  $    (0.84)    $  (0.97) $    (1.85)  $    (1.87)   $       (6.97)
                                                   ==========   ==========   ==========  ==========   ===========   ==============

Weighted average common shares
       in computing net loss per share(3)          11,340,000   11,340,000   11,340,000  11,340,000   12,341,146       11,451,238

                                                                                    JUNE 30,
                                                   ---------------------------------------------------------------------------
                                                       1993           1994           1995            1996            1997
                                                   -----------   -------------   -------------   -------------   -------------
BALANCE SHEET:
Cash and cash equivalents                          $        13   $          18   $          41   $         193   $      33,307
Available-for-sale securities                               --              --              --              --          25,055
Working capital (deficit)(4)                           (15,235)        (25,394)         (1,129)             (8)         39,987
Total assets                                               686           1,574           2,355           2,281          65,106
Total debt                                              14,742          24,790              --              --          13,418
Deficit accumulated during the
       development stage                               (15,096)        (24,626)        (35,664)        (56,658)        (79,780)
Shareholders' equity (deficit)(4)                      (14,606)        (24,136)            943           1,914          44,989

----------
(1) Reflects a non-cash charge associated with an extension of the exercise period for stock options granted during 1988 to 1990 to the Company's Chief Executive Officer and two independent consultants; no other material economic terms of these options were changed.
(2) Represents the minority shareholder's interest in Aeropharm, which interest was acquired by the Company in June 1996.
(3) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4) In March 1995, Kos Investments assumed repayment of a note payable to a bank in the principal amount of $30,372,000. This assumption was accounted for as a transfer to Kos Investments and as an increase in additional paid-in capital for the Company. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc., principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technologies, Inc., a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized MDI products for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc.; established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references to the Company's business in this report include the business and operations of Holdings until June 30, 1996.

     Since inception, the Company has been a development stage company engaged primarily in the development of cardiovascular and respiratory pharmaceutical products. On March 12, 1997, the Company completed its initial public offering of Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues and had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 1997, the Company had accumulated a deficit from operations of approximately $79.8 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company had no deferred tax assets as of June 30, 1996 and can only utilize net operating losses sustained subsequent to June 30, 1996 to offset future taxable net income, if any.

     On July 28, 1997, the Company was granted clearance by the U.S. Food and Drug Administration to market its lead product, NIASPAN.

RESULTS OF OPERATIONS

   YEARS ENDED JUNE 30, 1996 AND 1997

     The Company's research and development expenses increased from $13.8 million for the year ended June 30, 1996 to $17.9 million for the year ended June 30, 1997. Of the total increase in research and development expenses, $3.0 million was attributable to the cost of entering into an agreement during February 1997 with an unaffiliated generic drug manufacturer to resolve the effects of a potential patent interference proceeding. Increases in personnel costs and other costs, principally in connection with scale-up and validation of the Company's NIASPAN manufacturing facility, and in development costs associated with various third-party agreements also contributed to the increased research and development expenses for the year ended June 30, 1997. These increases in research and development expenses were partially offset by the absence in the year ended June 30, 1997, of the expenses for the clinical trials completed during the year ended June 30, 1996, in support of the filing of a NDA during May 1996 for NIASPAN, and by the absence of a $1.0 million payment made to Fuisz, during June 1996, to form a joint venture for the development of a future product. This future product continues to be in the very early stages of development and the Company cannot estimate when or if a commercially viable product will be developed. The Company expects research and development activities to increase as personnel are added and research activities are expanded to support the development of additional products and the conduct of additional clinical trials.

     General, selling and administrative expenses decreased from $7.2 million for the year ended June 30, 1996 to $5.5 million for the year ended June 30, 1997. This decrease was primarily attributable to the absence during the year ended June 30, 1997 of a $5.4 million non-cash charge for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and to two independent consultants of the Company. This decrease was offset by additional expenses primarily related to the commencement of the Company's marketing activities, the hiring of additional personnel to support such marketing activities and the Company's increased administrative functions and professional fees. The Company expects that its general, selling and administrative expenses will continue to increase in support of its marketing efforts and development programs.

     From July 1, 1996 to the completion of the Company's IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Investments Loan"), the sole shareholder of Holdings. As of June 30, 1997, the Company had outstanding borrowings of approximately $13.4 million under this loan. As a result of the Investments Loan, the Company had approximately $643,000 of interest expense for the year ended June 30, 1997, compared with no such expense for the year ended June 30, 1996.

     The Company received approximately $65.9 million in net proceeds from its IPO. Of these proceeds, $58.3 million had not been utilized by the Company as of June 30, 1997, and are primarily invested in U.S. Treasury and highly-rated corporate securities. As a result of this investment in marketable securities, the Company recorded approximately $903,000 of interest income for the year ended June 30, 1997, compared with no such income for the year ended June 30, 1996.

     The Company incurred a net loss of $21.0 million for the year ended June 30, 1996 compared with a net loss of $23.1 million for the year ended June 30, 1997.

   YEARS ENDED JUNE 30, 1995 AND 1996

     The Company's research and development expenses increased from $8.4 million for the fiscal year ended June 30, 1995 to $13.8 million for the year ended June 30, 1996. This increase was attributable primarily to licensing and development programs, hiring of additional personnel and increased clinical trials costs. Of the total increase in research and development expenses for the fiscal year ended June 30, 1996, $1.0 million was attributable to a payment by the Company in connection with the execution of an agreement with Fuisz to form a joint venture for the development of a future product. The parties have generally agreed to share the expenses of developing the product. Hiring of additional personnel principally related to manufacturing scale-up of certain of the Company's products under development and to support the filing of a NDA for NIASPAN.

     General, selling and administrative expenses increased from $1.6 million for the fiscal year ended June 30, 1995 to $7.2 million for the fiscal year ended June 30, 1996. This increase was primarily attributable to a non-cash charge of $5.4 million for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and to two independent consultants of the Company. The increase also resulted from the hiring of additional personnel to support the Company's administrative functions, and to the acquisition of market research data.

     During December 1994, the Company transferred its existing line of credit facility with a local bank and its accumulated borrowings to Kos Investments. The effect of this transfer was to increase the Company's paid-in capital in the amount of its accumulated borrowings of $30.4 million which were outstanding on the date of transfer. As a result of this transfer, the Company had $1.1 million of interest expense for the fiscal year ended June 30, 1995 compared with no such expense for the fiscal year ended June 30, 1996.

     The Company incurred a net loss of $11.0 million for the fiscal year ended June 30, 1995 compared with $21.0 million for the fiscal year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     From July 1, 1996 until the completion of the Company's IPO, the Company financed its operations from the proceeds of the Investments Loan, which had unpaid principal and interest balances of $13,395,000 and $643,000, respectively, as of June 30, 1997. All or a portion of the Investments Loan may be repaid at any time. At June 30, 1997, the Company's working capital totaled approximately $40.0 million, and cash and cash equivalents totaled approximately $33.3 million, of which approximately $33.2 million were invested in short-term U.S. Treasury and highly-rated corporate securities. The Company expects to continue to incur significant costs in connection with its ongoing research and development activities and with the establishment of its marketing capabilities.

     The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and general and administrative expenses. As of June 30, 1997, the Company's net investment in fixed assets was approximately $3.3 million. The Company expects that additional equipment and leasehold improvements will be made as it increases its research and development activities and to support manufacturing requirements. The Company had no material commitments for capital expenditures as of June 30, 1997.

     Although the Company anticipates that the net proceeds from its IPO, along with cash, cash equivalents, short-term investments and expected interest income will be sufficient to fund the Company's operations for the next 12 months, the Company's future cash requirements will be substantial and will depend on many factors, some of which are outside the control of the Company. Such factors include the problems, delays, expenses and complications frequently encountered by development stage companies in connection with the commercial launch of the first product; the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; the success of the Company's sales and marketing programs; costs in filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture or other arrangements; and changes in economic, regulatory or competitive conditions or the Company's planned business. As a result, the Company may need to raise substantial additional capital to fund its operations before achieving anticipated positive cash flows from operations in 1998, assuming the successful commercialization of NIASPAN. The Company expects that it would seek such additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance, however, that additional funding will be available on acceptable terms, or at all.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to the Company's future cash flows, sales, gross margins and operating costs, the effect of conditions in the pharmaceutical industry and the economy in general, legal proceedings, as well as certain other risks. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996 including the risk factors section thereof.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.


                                                                           PAGE
                                                                           ----


     Report of Independent Certified Public
          Accountants....................................................   17

     Financial Statements:

         Consolidated Balance Sheets at June 30, 1996 and
              1997.......................................................   18

         Consolidated Statements of Operations for the three years
              ended June 30, 1995, 1996 and 1997 and for the period
              from July 1, 1988 (inception) to June 30,1997..............   19

         Consolidated Statements of Shareholders' Equity (Deficit)
              for the period from July 1, 1988 (inception) to June
              30, 1997...................................................   20

         Consolidated Statements of Cash Flows for the three
              years ended June 30, 1995, 1996 and 1997 and for
              the period from July 1, 1988 (inception) to June 30, 1997..   21

          Notes to Consolidated Financial Statements....................    22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
  Kos Pharmaceuticals, Inc.:

     We have audited the accompanying balance sheets of Kos Pharmaceuticals, Inc. (a development stage corporation) and subsidiary as of June 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1997, and for the cumulative period from inception (July 1, 1988) to June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos Pharmaceuticals, Inc. and subsidiary as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, and for the cumulative period from inception (July 1, 1988) to June 30, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Miami, Florida,
  July 25, 1997 (except with respect
  to the matters discussed in Notes 1
  and 9, as to which the date is
  July 28, 1997).

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                           ----------------------------------
                                                                1996                1997
                                                           -------------       --------------
ASSETS
Current Assets:
   Cash and cash equivalents ........................      $     193,484       $  33,307,271
   Available-for-sale securities ....................               --            25,054,937
   Prepaid expenses and other current assets ........            165,392             346,148
   Inventories ......................................               --             1,372,346
                                                           -------------       -------------

       Total current assets .........................            358,876          60,080,702

Fixed Assets, net ...................................          1,921,943           3,272,120

Deposits ............................................               --             1,753,021
                                                           -------------       -------------

       Total assets .................................      $   2,280,819       $  65,105,843
                                                           =============       =============
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current Liabilities:
   Accounts payable .................................      $     195,299       $   2,430,267
   Accrued expenses .................................            171,371           4,268,475
   Loan from Kos Investments, Inc. ..................               --            13,395,000
                                                           -------------       -------------

       Total current liabilities ....................            366,670          20,093,742

Note Payable ........................................               --                23,271
                                                           -------------       -------------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding ......               --                  --
  Common stock, $.01 par value, 50,000,000 shares
       authorized, 10,000,000 and 14,772,500 shares
       issued and outstanding as of June 30, 1996 and
       June  30, 1997, respectively .................            100,000             147,725
   Additional paid-in capital .......................         58,472,323         124,620,649
   Deficit accumulated in the development stage .....        (56,658,174)        (79,779,544)
                                                           -------------       -------------

       Total shareholders' equity ...................          1,914,149          44,988,830
                                                           -------------       -------------

       Total liabilities and shareholders' equity ...      $   2,280,819       $  65,105,843
                                                           =============       =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       JULY 1, 1988
                                                           FOR THE YEAR ENDED JUNE 30,                  (INCEPTION)
                                              --------------------------------------------------        TO JUNE 30,
                                                  1995               1996               1997                1997
                                              ------------       ------------       ------------       -------------
Revenues ...............................      $     14,300       $       --         $       --         $     36,761
                                              ------------       ------------       ------------       ------------
Expenses:
   Research and development ............         8,386,872         13,815,776         17,880,533         56,586,043
   General, selling and administrative .         1,613,832          1,772,060          5,522,265         14,393,623
   Expense recognized on modification of
     stock option grants ...............              --            5,436,000               --            5,436,000
                                              ------------       ------------       ------------       ------------

                                                10,000,704         21,023,836         23,402,798         76,415,666
                                              ------------       ------------       ------------       ------------
Other (Income) Expense:
   Other income ........................              --                 --                 --              (10,103)
   Interest (income) expense, net ......         1,025,559            (13,860)          (924,809)         2,489,188
   Interest expense-related parties ....            26,898               --              643,381            773,864
                                              ------------       ------------       ------------       ------------

       Total other (income) expense ....         1,052,457            (13,860)          (281,428)         3,252,949
                                              ------------       ------------       ------------       ------------

       Loss before minority interest ...       (11,038,861)       (21,009,976)       (23,121,370)       (79,631,854)

 Minority Interest .....................               532             16,179               --             (147,690)
                                              ------------       ------------       ------------       ------------

       Net loss ........................      $(11,038,329)      $(20,993,797)      $(23,121,370)      $(79,779,544)
                                              ============       ============       ============       ============

Net loss per Share .....................      $      (0.97)      $      (1.85)      $      (1.87)      $      (6.97)
                                              ============       ============       ============       ============
Weighted Average Shares of Common
  Stock Outstanding ....................        11,340,000         11,340,000         12,341,146         11,451,238
                                              ============       ============       ============       ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                        ADDITIONAL          IN THE
                                           COMMON        PAID-IN         DEVELOPMENT
                                            STOCK        CAPITAL            STAGE             TOTAL
                                          --------     ------------     -------------     ------------
Issuance of common stock ............     $100,000     $       --       $       --        $    100,000
Capital contributions from Parent ...         --            390,000             --             390,000
Net loss ............................         --               --           (621,814)         (621,814)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1989 ............      100,000          390,000         (621,814)         (131,814)
Net loss ............................         --               --         (1,389,932)       (1,389,932)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1990 ............      100,000          390,000       (2,011,746)       (1,521,746)
Net loss ............................         --               --         (2,445,506)       (2,445,506)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1991 ............      100,000          390,000       (4,457,252)       (3,967,252)
Net loss ............................         --               --         (3,893,185)       (3,893,185)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1992 ............      100,000          390,000       (8,350,437)       (7,860,437)
Net loss ............................         --               --         (6,745,655)       (6,745,655)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1993 ............      100,000          390,000      (15,096,092)      (14,606,092)
Net loss ............................         --               --         (9,529,956)       (9,529,956)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1994 ............      100,000          390,000      (24,626,048)      (24,136,048)
Capital contributions from Parent ...         --          5,745,000             --           5,745,000
Assumption of note payable by Parent          --         30,372,000             --          30,372,000
Net loss ............................         --               --        (11,038,329)      (11,038,329)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1995 ............      100,000       36,507,000      (35,664,377)          942,623
Capital contributions from Parent ...         --         16,381,633             --          16,381,633
Modification of options .............         --          5,436,000             --           5,436,000
Contribution of minority interest ...         --            147,690             --             147,690
Net loss ............................         --               --        (20,993,797)      (20,993,797)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1996 ............      100,000       58,472,323      (56,658,174)        1,914,149
Issuance of common stock ............       47,725       65,837,383             --          65,885,108
Stock options issued to non-employees         --            310,943             --             310,943
Net loss ............................         --               --        (23,121,370)      (23,121,370)
                                          --------     ------------     ------------      ------------

Balance at June 30, 1997 ............     $147,725     $124,620,649     $(79,779,544)     $ 44,988,830
                                          ========     ============     ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    JULY 1, 1988
                                                                          FOR THE YEAR ENDED JUNE 30,               (INCEPTION)
                                                            -------------------------------------------------       TO JUNE 30,
                                                                1995             1996               1997               1997
                                                           -------------    --------------     --------------     --------------
Cash Flows from Operating Activities:
  Net loss ...........................................    $(11,038,329)     $ (20,993,797)     $ (23,121,370)     $ (79,779,544)
  Adjustments to reconcile net loss to net cash used
    in operating activities -
    Depreciation and amortization ....................         409,528            522,288            649,038          2,238,785
    Provision for inventory obsolescence .............            --                 --               75,000             75,000
    Minority interest ................................            (532)           (16,179)              --              147,690
    Compensation recognized on modification of
      stock option grants ............................            --            5,436,000               --            5,436,000
    Stock options issued to non-employees ............            --                 --              310,943            310,943
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets ......          55,729            (87,187)          (180,756)          (346,148)
      Inventories ....................................            --                 --           (1,447,346)        (1,447,346)
      Deposits .......................................            --                 --           (1,753,021)        (1,753,021)
      Accounts payable ...............................         130,011           (556,053)         2,234,968          2,430,267
      Accrued expenses ...............................         362,359           (325,419)         4,097,104          4,268,475
                                                           -----------      -------------      -------------      -------------

      Net cash used in operating activities ..........     (10,081,234)       (16,020,347)       (19,135,440)       (68,418,899)
                                                           -----------      -------------      -------------      -------------
Cash Flows from Investing Activities:
  Investment purchases ...............................            --                 --          (25,054,937)       (25,054,937)
  Capital expenditures ...............................      (1,223,221)          (208,775)        (1,999,215)        (5,510,905)
                                                           -----------      -------------      -------------      -------------

      Net cash used in investing activities ..........      (1,223,221)          (208,775)       (27,054,152)       (30,565,842)
                                                           -----------      -------------      -------------      -------------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock .........            --                 --           65,885,108         66,375,108
  Capital contributions received from Parent .........       5,745,000         16,381,633               --           22,126,633
  Borrowings under notes payable .....................       5,582,000               --               23,271         30,395,271
  Borrowings under loan from Kos Investments, Inc. ...            --                 --           13,395,000         13,395,000
                                                           -----------      -------------      -------------      -------------

      Net cash provided by financing activities ......      11,327,000         16,381,633         79,303,379        132,292,012
                                                           -----------      -------------      -------------      -------------

      Net increase in cash and cash equivalents ......          22,545            152,511         33,113,787         33,307,271
Cash and Cash Equivalents, beginning of period .......          18,428             40,973            193,484               --
                                                           -----------      -------------      -------------      -------------

Cash and Cash Equivalents, end of period .............     $    40,973      $     193,484      $  33,307,271      $  33,307,271
                                                           ===========      =============      =============      =============
Supplemental Disclosure of Cash Flow Information:
  Interest paid ......................................     $ 1,387,377      $        --        $        --        $   3,476,267
                                                           ===========      =============      =============      =============
Supplemental Disclosure of Non-cash Information:
  Transfer of note payable to Parent .................     $30,372,000      $        --        $        --        $  30,372,000
                                                           ===========      =============      =============      =============

  Contribution of minority interest to paid-in capital     $      --        $     147,690      $        --        $     147,690
                                                           ===========      =============      =============      =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The predecessor to Kos Pharmaceuticals, Inc. (the "Company"), Kos Holdings, Inc. ("Holdings") was incorporated in Florida on July 1, 1988 to develop prescription pharmaceutical products principally for the cardiovascular and respiratory markets. On June 25, 1996, the Company was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets and all of the liabilities of Holdings, other than its net operating loss carryforwards, were transferred to the Company in exchange for shares of common stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating losses and related federal tax benefits for Holdings and its sole shareholder and one of its founders. Kos Investments, Inc. ("Investments") is the sole shareholder of Holdings. As this transaction was between entities under common control, the transaction was accounted for on a historical cost basis, in a manner similar to a pooling of interests.

     On June 22, 1993, Holdings and Aeropharm Technology, Inc. ("Aeropharm") entered into a letter of intent for the purchase of a controlling interest in Aeropharm. On February 14, 1995, the transaction was completed through a stock purchase agreement that gave control (80% ownership) of Aeropharm to Holdings. Holdings accounted for its investment in Aeropharm as a consolidated subsidiary from June 22, 1993. On June 20, 1996, Holdings acquired the minority interest in Aeropharm, held by an employee of Aeropharm, in exchange for options to purchase 50,000 shares of common stock, at $7.00 per share, the estimated fair value of the underlying shares at the date of grant. The acquisition of the minority interest in Aeropharm was accounted for under the purchase method and the fair value of the options granted approximated the carrying value ($147,690) of the minority interest.

     On May 6, 1996, the Company submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for, NIASPAN, its first product. On July 28, 1997, the Company obtained clearance from the FDA to market NIASPAN. NIASPAN is a once-a-day, oral, solid dose controlled-release formulation of niacin for the treatment of hyperlipidemia, a multiple lipid disorder that is a primary risk factor for coronary heart disease. Niacin is a water soluble vitamin that has long been recognized as an effective pharmacological agent for the treatment of multiple lipid disorders including elevated LDL and low HDL.

     The Company expects to incur additional losses in the near term primarily due to research and development activities and the commencement of sales and marketing efforts associated with NIASPAN. To date, the Company has not marketed any products. Future revenues, if any, are expected to be generated from sales of products. No assurance can be given that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, that required regulatory approvals will be obtained, or that any products can be successfully marketed. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, uncertainties related to patents and trademarks, interference and risk of infringement, uncertainties related to limited sales and marketing experience, uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, future capital needs and uncertainty of additional funding, dependence on single sources of supply, and no assurances of adequate third party reimbursement. The likelihood of the success of the Company must be considered in light of the uncertainty caused by problems, expenses, complications and delays frequently encountered in connection with the development of new business ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION:

     The consolidated financial statements include the results of Holdings (prior to July 1, 1996), the Company and its subsidiary, Aeropharm. All significant intercompany accounts and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of June 30, 1997, approximately $33,200,000 of the Company's cash and cash equivalents were interest-bearing.

   AVAILABLE-FOR-SALE SECURITIES:

     The Company accounts for available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities represent debt securities that are stated at fair value. Amortizations of premiums and accretion of discounts are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

   LONG-LIVED ASSETS:

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be recorded at the lower of carrying amount or fair value less cost to sell. The Company adopted the provisions of this statement, effective July 1, 1996. Such adoption did not have a material effect on the Company's financial statements.

   MINORITY INTEREST:

     Minority interest represents the minority shareholder's interest in the shareholders' equity and net loss of Aeropharm. As of June 30, 1996 and 1997, the Company owned 100% of Aeropharm, therefore, no minority interest is reflected.

   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     As of June 30, 1996 and 1997, the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, and notes payable approximates fair value due to the short term nature of these accounts. See Note
3. for information regarding the fair value of available-for-sale securities.

   CONCENTRATION OF CREDIT RISK:

     The Company has no significant off-balance-sheet concentrations of credit risk.

   DEPRECIATION AND AMORTIZATION:

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease term, if shorter, as follows:

                                                                       YEARS
                                                                       -----
      Furniture and equipment....................................       3-7
      Computer software and hardware.............................       3-5
      Laboratory and manufacturing equipment.....................       3-5
      Leasehold improvements.....................................  Life of lease

   RESEARCH AND DEVELOPMENT EXPENSES:

     All research and development expenses are reflected in the Company's consolidated statements of operations as incurred.

   LOSS PER SHARE:

     Loss per share is determined by dividing the net loss attributable to holders of the Company's common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding after applying the treasury stock method. For periods prior to the Company's IPO on March 12, 1997, common stock equivalents include the impact of the issuance of options issued within one year prior to the date of the Company's initial public offering at exercise prices less than the initial offering price, whether or not the effects are antidilutive. The impact of dilutive options and convertible debt, subsequent to March 31, 1997, has not been considered in the loss per share calculation as the effect would be anti-dilutive.

   INCOME TAXES:

     The Company follows the SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. As the net operating loss carryforwards, amounting to approximately $51,000,000, as of the Reorganization were not transferred to the Company, the Company had no deferred tax assets or liabilities as of June 30, 1996. As of June 30, 1997, the Company has approximately $7.8 million of deferred tax assets resulting from net operating loss carryforwards. However, due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved as of June 30, 1997.

   USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Earnings per share in fiscal 1997 was reflected under the provisions of APB Opinion No. 15, "Earnings per Share". SFAS No. 128 will apply to the Company for the quarter ended December 31, 1997. The Company does not believe that SFAS 128 will have a material effect on its reported earnings per share calculation.

3. AVAILABLE-FOR-SALE SECURITIES

     The fair value of each available-for-sale security presented in the table that follows approximates the unamortized cost at June 30, 1997. The contractual maturities of these securities are less than one year. Fair values are based on quoted market prices obtained from an independent broker.

                                                                   FAIR MARKET
                                                                      VALUE
                                                                  ------------
     U.S. government securities.................................. $  4,951,900
     Corporate debt..............................................   20,103,037
                                                                  ------------
                Total............................................ $ 25,054,937
                                                                  ============

4. INVENTORIES

     Inventories as of June 30, 1997 consist of:

     Raw materials............................................... $   170,227
     Work in process.............................................   1,202,119
                                                                  -----------

                Total............................................ $ 1,372,346
                                                                  ===========

5. FIXED ASSETS

     Fixed assets consist of the following:

                                                                           JUNE 30,
                                                                -------------------------------
                                                                   1996                 1997
                                                                ----------          -----------
     Furniture and equipment.................................   $  297,131          $   408,845
     Computer software and hardware..........................      399,847              736,159
     Laboratory and manufacturing equipment..................    2,055,423            3,045,602
     Leasehold improvements..................................      759,289            1,320,299
                                                                ----------          -----------
                                                                 3,511,690            5,510,905
     Less-Accumulated depreciation and amortization..........   (1,589,747)          (2,238,785)
                                                                ----------          -----------

                Fixed assets, net............................   $1,921,943          $ 3,272,120
                                                                ==========          ===========

6. NOTE PAYABLE

     Michael Jaharis, the controlling shareholder of Investments, has personally guaranteed the repayment of a loan to Investments from certain financial institutions. Prior to March 21, 1995, the Company was the primary borrower under this loan, and therefore received the benefit of the personal guaranty extended by Mr. Jaharis. As consideration for Mr. Jaharis' personal guaranty, the Company agreed to pay Mr. Jaharis an annual fee of 0.25% of the average amount outstanding under the loan during the Company's fiscal year. In March 1995, the Company was released as a borrower under the loan. The assumption of the note payable to bank has been accounted for as a transfer to Investments and is reflected as an increase in "Additional paid-in capital" in the accompanying consolidated statements of shareholders' equity.

     On July 1, 1996, the Company executed a loan in favor of Kos Investments, Inc. (the "Investments Loan") in the aggregate principal amount of up to $15.0 million, the proceeds of which were used to fund the Company's operations until the consummation of its IPO. Under the terms of the Investments Loan, interest accrues on the outstanding principal amount at First Union National Bank of Florida's prime rate commencing July 1, 1996, escalating to a rate of 1% over such prime rate during calendar year 1997, 2% over such prime rate during calendar year 1998, and 3% over such prime rate during calendar year 1999 until maturity. As of June 30, 1997, the Investments Loan accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13,395,000 and $643,000, respectively. Principal and interest under the Investments Loan is due on June 30, 1999, however, the Company may repay the Investments Loan in whole or in part prior to such date. From time to time, at Investments' option, principal and interest outstanding under the Investments Loan may be converted into Common Stock at a conversion price per share equal to the initial public offering price per share ($15.00).

7. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AGREEMENTS

     The Company has three employment agreements that require future minimum payments as follows:

     YEAR ENDING JUNE 30,                                          AMOUNT
     --------------------                                       -----------
     1998.................................................      $   492,500
     1999.................................................          300,000
     2000.................................................          300,000
     2001.................................................          300,000
     2002.................................................          300,000
                                                                -----------

                                                               $  1,692,500
                                                               ============

     Salary and benefits expense recorded under the agreements totaled approximately $302,000, $355,000 and $808,000 during the years ended June 30, 1995, 1996 and 1997, respectively. In addition to the minimum salaries described above, the employment agreements entitle certain officers to royalties on future sales, the aggregate amounts of which may not exceed $5,500,000.

   LEASE COMMITMENTS

     The Company has various operating leases for the rental of office space, laboratory facilities and of its sales force's vehicles that expire through fiscal 2001. Future minimum commitments under these agreements as of June 30, 1997, are as follows:

     YEAR ENDING JUNE 30,                                     AMOUNT
     --------------------                                   ----------
     1998.............................................      $1,102,567
     1999.............................................         638,829
     2000.............................................         365,409
     2001.............................................          76,311
                                                            ----------

                                                            $2,183,116
                                                            ==========

     As of June 30, 1996 and 1997, standby letters of credit of approximately $65,000 and $424,000, respectively, were issued by a bank on the Company's behalf in favor of the lessors as collateral for the leases which the lessors have agreed to provide to the Company.

     Rent expense under operating leases during the years ended June 30, 1995, 1996 and 1997 was $450,890, $578,122 and $544,975, respectively.

   LICENSING AND JOINT VENTURE AGREEMENTS

     The Company has several license agreements (the "License Agreements") with third parties (the "Licensees") for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees upon completion of various milestones of each project in order to secure exclusive rights to develop, manufacture, sell and/or sublicense future products developed through the License Agreements. In connection with such License Agreements, the Company recorded licensing expense of approximately $449,000, $700,000 and $3,180,000 for the years ended June 30, 1995, 1996 and
1997, respectively, which are reflected in "Research and development" in the accompanying consolidated statements of operations. In order to maintain its rights under the License Agreements, the Company is required to pay certain future milestone payments and licensing fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to make future milestone payments and pay licensing fees under the License Agreements as follows:

                                                        MINIMUM       ADDITIONAL
     YEAR ENDING JUNE 30,                               PAYMENT        PAYMENTS
     --------------------                              ---------      ----------
     1998.........................................     $ 150,000      $ 375,000
     1999.........................................             -        125,000
     2000.........................................             -        375,000
                                                       ---------      ---------

                                                       $ 150,000      $ 875,000
                                                       =========      =========

     Additionally, assuming FDA approval of a certain other licensed product, the Company would be obligated to pay up to $1,400,000 in the aggregate, to a licensee. Milestone payments are recorded when the milestone event occurs.

     On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company recognized $3,000,000 as a licensing expense; such expense is included in "Research and development" expenses in the accompanying consolidated statements of operations for the fiscal year ended June 30, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States.

     The Company has also entered into a letter of intent to form a joint venture agreement (the "Joint Venture") with a company related to the sale of a certain product using technology provided by that company. The Company paid $1,000,000 for the exclusive right to use the technology. Because of the uncertainties surrounding the use of the technology, as well as the lack of an existing technologically feasible product with commercial viability, such amount has been expensed and is included in "Research and development" in the accompanying 1996 consolidated statement of operations. Within 30 days following the filing of a NDA to the FDA for a certain product developed by the Joint Venture, or in the event management determines such NDA filing to be infeasible, any party to the Joint Venture investing in excess of the other party shall be entitled to consideration and a transfer to it from the Joint Venture of an amount not to exceed $1,250,000.

   SPONSORED RESEARCH

     The Company has research agreements with three universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment and facilities to conduct the research activities. Future minimum commitments under these agreements as of June 30, 1997 are as follows:

     YEAR ENDING JUNE 30,                                                AMOUNT
     --------------------                                               --------
     1998 ......................................................        $160,000
     1999 ......................................................         200,000
     2000 ......................................................         200,000
                                                                        --------

                                                                        $560,000
                                                                        ========

     The Company also funds, from time to time and at its sole discretion, research programs conducted at other universities and research centers. Expenses recorded under the Company's sponsored research programs totaled approximately $379,000, $373,000 and $409,000 during the years ended June 30, 1995, 1996 and
1997, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

   DEVELOPMENT AGREEMENTS

     The Company has development agreements with various third parties (the "Development Agreements"). As dictated by the Development Agreements, the Company is responsible for funding all required development activities. In order to maintain its rights under the Development Agreements, the Company is required to pay certain future milestone payments and development fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to pay development fees under the Development Agreements of approximately $814,000 during the year ended June 30, 1998.

     Expenses recorded under these and other development agreements totaled approximately $665,000 and $1,615,000 during the years ended June 30, 1996 and 1997, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

   401(K) PLAN

     The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the greater of a specified statutory amount or 15 percent of the employee's compensation for the year. An employee is always 100 percent vested in the employee's elective deferral contributions. The Company makes no contributions under this plan.

8. SHAREHOLDERS' EQUITY

   COMMON STOCK

     In March 1997, the Company completed an initial public offering of 4,772,500 shares of common stock. Net proceeds to the Company were approximately $65,900,000 after deducting expenses of the offering.

   PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company's Board of Directors may determine.

   STOCK OPTION PLAN

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of June 30, 1997, a maximum of 4,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

     Each outside director of the Company is granted an option to purchase 5,000 shares of common stock upon election to the Board and automatically will receive an option to purchase an additional 3,000 shares effective on each director's anniversary date. The exercise price of such options will be the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 using the Black Scholes method and an expected volatility rate of 57.6%, a risk-free interest rate of 6.25%, expected dividends of $0 and an expected term of 5 years to approximate the related charge to expense.

     The Company has granted options to purchase 2,424,500 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the issuance of the Plan. Detail of option activity is as follows:

                                                             EXERCISE PRICES
                                                      -----------------------------
                                       NUMBER OF                           WEIGHTED
                                        SHARES             RANGE           AVERAGE
                                       ---------      ---------------     ---------
Outstanding, June 30, 1995 ......      1,185,000      $ 0.60 - $ 3.33     $    0.81
Granted .........................        973,000           $7.00          $    7.00
                                       ---------

Outstanding, June 30, 1996 ......      2,158,000      $ 0.60 - $7.00      $    3.60
Granted .........................        299,000      $15.00 - $29.94     $   19.96
Canceled ........................        (32,500)          $7.00          $    7.00
                                       ---------

Outstanding, June 30, 1997 ......      2,424,500      $0.60 - $29.94      $    5.57
                                       =========

       OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
----------------------------------   --------------------------------------------------------------------
                        NUMBER            WEIGHTED                          NUMBER
                    OUTSTANDING AT        AVERAGE           WEIGHTED      EXERCISABLE        WEIGHTED
    RANGE OF          JUNE 30,           REMAINING          AVERAGE         JUNE 30,         AVERAGE
EXERCISE PRICES         1997         CONTRACTUAL LIFE    EXERCISE PRICE       1997        EXERCISE PRICE
----------------    --------------   ----------------    --------------   -----------     --------------
$0.75 to $3.33         360,000           5.4 years          $  1.22         360,000          $  1.22
$0.60 to $7.00       1,765,500           9.0 years             4.02       1,361,500             3.14
$15.00 to $29.94       299,000           9.7 years            19.96          25,250            15.00
                     ---------                                            ---------

$0.60 to $29.94      2,424,500                                            1,746,750
                     =========                                            =========

     At June 30, 1997, 1,575,500 shares remain authorized and unissued and options to purchase 1,746,750 shares of Common Stock are exercisable under the Plan. During fiscal 1997, options to purchase 299,000 shares of common stock were granted at exercise prices ranging from $15.00 to $29.94. There were no options exercised during the year ended June 30, 1997. Deferred compensation cost of $310,943 was recorded for the year ended June 30, 1997.

     As permitted by SFAS No. 123, however, the Company accounts for options issued to employees under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, except for options issued to non-employees, no deferred compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant.

Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                             JUNE 30,
                       ------------------------------------------------------
                            1995              1996                1997
                       --------------   ----------------    -----------------

     Net loss:
       As reported.... $  (11,038,329)  $    (20,993,797)   $    (23,121,370)
       Pro Forma...... $  (11,038,329)  $    (20,993,797)   $    (24,062,167)

     Net loss per share
       As reported...  $        (0.97)  $          (1.85)   $          (1.87)
       Pro Forma.....  $        (0.97)  $          (1.85)   $          (1.95)

9. SUBSEQUENT EVENTS

     On July 28, 1997, the Company obtained clearance from the FDA to market NIASPAN.

10.RELATED-PARTY TRANSACTION

     During 1995 the Company acquired certain property including used computers, laboratory equipment, laboratory supplies and certain other office equipment and furnishings from the Institute of Molecular Biology, Inc. ("IMB"), a company controlled by Investments. In the aggregate, such purchases totaled approximately $83,500. Until June 1996, Daniel M. Bell, the Company's President and Chief Executive Officer, also served as the Chairman of the Board of Directors and Chief Executive Officer of IMB.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides information regarding the directors and executive officers of the Company as of August 6, 1997:

DIRECTORS AND EXECUTIVE OFFICERS

            NAME         AGE     POSITION
            ----         ---     --------

Michael Jaharis........   69     Chairman of the Board of Directors
Daniel M. Bell.........   55     President, Chief Executive Officer and
                                   Director
Robert E. Baldini......   66     Vice Chairman of the Board of Directors
John Brademas, Ph.D....   70     Director(1)
Steven Jaharis, M.D....   37     Director(1)(2)
Louis C. Lasagna, M.D..   74     Director(1)
Mark Novitch, M.D......   65     Director(2)
Frederick B. Whittemore.  66     Director(1)(2)
George A. Blews.........  39     Vice President, Treasurer
David J. Bova...........  51     Senior Vice President, Product Development
Anthony J. Cutie, Ph.D..  53     Vice President, Aerosol Research & Development
David L. Heatherman.....  50     Vice President, Sales & Marketing
Frederick A. Sexton.....  38     Vice President, Technical Operations

(1) Member of the Audit Committee
(2) Member of the Compensation and Stock Option Committee

     MICHAEL JAHARIS, a founder of the Company, has, since its inception and until the IPO, funded the operations of the Company and served as Chairman of the Board. In this position, Mr. Jaharis has been actively involved in the development of the Company's business strategy and in critical implementation decisions. From 1972 until its acquisition by Schering-Plough Corporation ("Schering-Plough") in 1986, Mr. Jaharis served as the President and Chief Executive Officer of Key Pharmaceuticals, Inc. ("Key Pharmaceuticals"). Mr. Jaharis also serves as Chairman of Kos Investments and Kos Holdings, as Trustee of Tufts University, and as Chairman of the Board of Overseers of Tufts University School of Medicine.

     DANIEL M. BELL, a founder of the Company, has served as a Director and as the President and Chief Executive Officer of the Company since its inception. Mr. Bell also serves as a director of Kos Investments and Kos Holdings and as a director of two private companies in which Kos Investments or Michael Jaharis is the largest shareholder. From 1983 to 1986, Mr. Bell was employed by Key Pharmaceuticals and was serving as its Executive Vice President and Chief Operating Officer at the time of its acquisition by Schering-Plough in June 1986.

     ROBERT E. BALDINI has served as Vice Chairman of the Board since July 1996 and as a senior marketing consultant to the Company since April 1996. In these positions, Mr. Baldini serves as an executive officer of the Company. In addition to performing services for the Company, Mr. Baldini serves as a consultant to, and director of, several private pharmaceutical and medical device companies. Mr. Baldini served Key Pharmaceuticals from 1982 to 1986 as Senior Vice President of Sales and Marketing. Following its acquisition by Schering-Plough, he continued with the Key Pharmaceuticals Division of Schering-Plough until 1995, last serving as its President.

     JOHN BRADEMAS, Ph.D. has served as a Director of the Company since the completion of the Company's initial public offering (IPO). Dr. Brademas has been President Emeritus of New York University since 1992. Prior to 1992, he was President of New York University for eleven years and was the U.S. Representative in Congress for Indiana's Third District for twenty-two years. Dr. Brademas serves as a director of Texaco, Inc., Oxford University Press-USA, Scholastic, Inc., and Loews Corporation. He is a former Chairman of the Federal Reserve Bank of New York and a former director of the New York Stock Exchange.

     STEVEN JAHARIS, M.D. has served as a Director of the Company since its inception. Dr. Jaharis has been a practicing physician since 1990 and currently serves as a family practitioner at Rush Prudential H.M.O. Dr. Jaharis is the son of Michael Jaharis.

     LOUIS C. LASAGNA, M.D. has served as a Director of the Company since the completion of the Company's IPO. Dr. Lasagna has served as the Dean of the Sackler School of Graduate Biomedical Sciences at Tufts University since 1984. Dr. Lasagna serves as a director of Astra U.S.A. Inc., a subsidiary of Astra AB,
R. P. Scherer Corp., and serves on the scientific advisory board of BioSpecifics Technologies Corporation.

     MARK NOVITCH, M.D. has served as a Director of the Company since the completion of the Company's IPO. Dr. Novitch has served as Professor of Health Care Sciences at George Washington University since 1994. Dr. Novitch was with The Upjohn Company from 1985 to 1993, last serving as its Vice Chairman. From 1971 to 1985, Dr. Novitch was with the FDA, serving as Deputy Commissioner from 1981 to 1985. Dr. Novitch serves as a director of Alteon, Inc., Guidant Corporation, Neurogen Corporation, and Calypte Biomedical, Inc.

     FREDERICK B. WHITTEMORE has served as a Director of the Company since the completion of the Company's IPO. Mr. Whittemore has been with Morgan Stanley Group since 1958 and presently serves as Advisory Director. Mr. Whittemore is a director of various mutual funds organized under Morgan Stanley Asset Management, Inc. Mr. Whittemore also serves as a director of Chesapeake Energy Corporation, PartnerRe Holdings, Ltd., and Integon, Inc.

     GEORGE A. BLEWS, joined Kos in May 1997 and serves as Vice President, Treasurer. Before joining Kos, Mr. Blews served as Vice President, Controller at FLA Orthopedics, Inc. since 1995. Mr. Blews served in various positions in finance and operations of Ares Serono, Inc. from 1991 to 1994. Mr. Blews worked for Baxter International, Inc. from 1982 to 1991 in various accounting and finance positions.

     DAVID J. BOVA, a founder of the Company, has directed the Company's product development efforts since inception and now serves as Senior Vice President, Product Development. Prior to the founding of Kos, Mr. Bova was at Key Pharmaceuticals from 1981 until its acquisition by Schering-Plough; he continued with Schering-Plough until the founding of Kos in 1988. At Key Pharmaceuticals, he last served as the Director of Product Development. Prior to 1981, Mr. Bova was employed by the USV pharmaceutical operation of Revlon Healthcare.

     ANTHONY J. CUTIE, PH.D. serves as Vice President, Aerosol Research and Development; he has been the Chief Scientific Officer of the Company's aerosol subsidiary since its founding in 1993. For more than 25 years, Dr. Cutie has been an industry consultant in pharmaceutical aerosols and he has worked with over 50 pharmaceutical companies ranging from large multinationals to small generic companies. He has served as a consultant for the FDA, and he has been an active member of various United States Pharmacopia committees and two aerosol committees of the American Association of Pharmaceutical Scientists. Dr. Cutie also serves as Professor of Industrial Pharmacy at Long Island University.

     DAVID L. HEATHERMAN has served as Vice President, Sales and Marketing since July 1996. Mr. Heatherman worked for Schering-Plough from 1972 to 1996 in several capacities including Senior Product Promotion Director, Regional Sales Director, and last serving as Managed Care Director.

     FREDERICK A. SEXTON joined the Company in January 1996 and serves as Vice President, Technical Operations. Prior to joining the Company, Mr. Sexton was employed by Boehringer Ingelheim Pharmaceuticals from 1984 through 1995 in various production and quality assurance positions involving solid-dose and aerosol products. Prior to 1984, Mr. Sexton was employed by Ayerst Laboratories in research and production positions.

ITEM 11.  EXECUTIVE COMPENSATION


     The following table summarizes the compensation during the fiscal years ended June 30, 1997, 1996 and 1995, paid to or earned by the Company's Chief Executive Officer and the four other highest paid executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                   ---------------------------------
                                           ANNUAL COMPENSATION                             AWARDS            PAYOUTS
                                -------------------------------------------------- ------------------------  -------
                                                                                   RESTRICTED  SECURITIES
                                                                     OTHER ANNUAL    STOCK     UNDERLYING     LTIP       ALL OTHER
NAME AND                                     SALARY          BONUS    COMPENSATION   AWARD(S)  OPTIONS/SARS  PAYOUTS   COMPENSATION
PRINCIPAL POSITION               YEAR          ($)            ($)         ($)         ($)         (#)          ($)       ($)(1)
------------------               ----        -------       --------  -------------  ---------  ------------  -------   ------------
Daniel M. Bell                   1997        262,500        150,000       --          --           --          --        4,329
     President and               1996        246,000           --         --          --        750,000(2)     --        4,928
     CEO                         1995        246,000         10,000       --          --           --          --        1,814

David J. Bova                    1997        201,250         25,000       --          --           --          --        1,295
     Senior V. P.,               1996        185,000         25,000       --          --           --          --        1,091
     Research and                1995        185,000           --         --          --           --          --          726
     Development

Frederick A. Sexton              1997        157,500          7,500       --          --           --          --          103
     Vice President,             1996         72,500         28,000       --          --         40,000        --       21,431
     Technical Operations        1995           --             --         --          --           --          --         --

Anthony J. Cutie                 1997        150,000           --         --          --           --          --        7,289
     Vice President,             1996        137,500           --         --          --         50,000        --        6,547
     Aerosol R&D                 1995        111,458           --         --          --           --          --        4,715

David Heatherman                 1997        143,950         10,000       --          --         40,000        --          392
     Vice President,             1996           --             --         --          --           --          --         --
     Sales & Marketing           1995           --             --         --          --           --          --         --

-----
(1) Consists of life insurance premiums and, in 1996 for Mr. Sexton only, $21,431 of relocation expenses paid by the Company.
(2) The options were originally granted to Mr. Bell in August 1988. The option terms were amended on June 20, 1996, to extend the expiration date of the options from December 1996 to June 20, 2006. Other material terms of options, including the exercise price, were not changed. The options are currently exercisable.

     The following table contains information about stock option grants to the Named Executive Officers during the fiscal year ended June 30, 1997.

                                     OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                  ---------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                  ANNUAL RATE OF
                      NUMBER OF        % OF TOTAL OPTIONS                                    STOCK PRICE APPRECIATION
                     SECURITIES            GRANTED TO         EXERCISE OR                       FOR OPTION TERM(1)
                   UNDERLYING OPTIONS   EMPLOYEES IN FISCAL   BASE PRICE    EXPIRATION     --------------------------
NAME                 GRANTED (#)              YEAR            ($/SHARE)        DATE           5%($)          10%($)
----              -------------------  --------------------   -----------   ----------     ----------      ----------
Daniel M. Bell            --                   --               --              --              --              --
David J. Bova             --                   --               --              --              --              --
Frederick A. Sexton       --                   --               --              --              --              --
Anthony J. Cutie          --                   --               --              --              --              --
David Heatherman        40,000               13.38%       $   15.00         12/20/06        $377,337        $956,246

-----
(1) Amounts reflect hypothetical gains that could be achieved for the options if they are exercised at the end of the option term. Those gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the option was granted through the expiration date.

     The following table provides information about the number and value of options held by the Named Executive Officers at June 30, 1997:

                          FISCAL YEAR-END OPTION VALUES

                          NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED IN-THE-
                          UNEXERCISED OPTIONS AT FY-END(#)           MONEY OPTIONS AT FY-END($)(1)
NAME                       EXERCISABLE      UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
------                    ------------      -------------          ------------       --------------
Daniel M. Bell                 750,000              --              $20,362,500            $   --
David J. Bova                  275,000              --                7,425,000                --
Frederick A. Sexton             10,000            30,000                207,500             622,500
Anthony J. Cutie                37,500            12,500                778,125             259,375
David Heatherman                  --              40,000                   --               830,000

--------
(1) The option value is based on the difference between the fair market value of the shares on June 30, 1997, which was $27.75 per share, and the option exercise price per share, multiplied by the number of shares of Common Stock subject to the option.

   ELECTION, COMMITTEES AND COMPENSATION OF DIRECTORS

     The Board of Directors has established two committees, a Compensation and Stock Option Committee (the "Compensation Committee") and an Audit Committee. The Compensation Committee administers the Company's 1996 Stock Option Plan (the "Option Plan") including, among other things, determining the amount, exercise price and vesting schedule of stock options awarded under the Option Plan. The Compensation Committee administers the Company's other compensation programs and performs such other duties as may from time to time be determined by the Board of Directors. The Compensation Committee is comprised of Dr. Jaharis, Dr. Novitch, and Mr. Whittemore.

     The Audit Committee reviews the scope and results of the annual audit of the Company's consolidated financial statements conducted by the Company's independent accountants, the scope of other services provided by the Company's independent accountants, proposed changes in the Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financing controls. The Audit Committee also examines and considers other matters relating to the financial affairs and accounting methods of the Company, including selection and retention of the Company's independent accountants. The Audit Committee is comprised of Dr. Brademas, Dr. Jaharis, Dr. Lasagna, and Mr. Whittemore.

     Each non-employee director of the Company, is entitled to receive a fee of $1,000 for attendance at each meeting of the Board of Directors. In addition, each non-employee director is entitled to receive $500 for attendance at each meeting of a committee of the Board of Directors. All directors are reimbursed for travel expenses incurred in connection with the performance of their duties as directors.

     Each non-employee director is entitled to receive an option to purchase 5,000 shares of Common Stock upon their appointment to the Board of Directors and is entitled to receive an option to purchase 3,000 shares of Common Stock annually thereafter, so long as they continue to serve on the Board of Directors.

     Michael Jaharis has elected not to receive fees or stock options in connection with his serving as Chairman of the Board. Although Mr. Jaharis has been actively involved in the development of the Company's business strategy and in critical implementation decisions, he has never been paid compensation by the Company for acting in such capacity. However, the Company leases an automobile for Mr. Jaharis' use.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the Company's initial public offering of its Common Stock on March 12, 1997, at which time the Board of Directors established the Compensation Committee, Michael Jaharis, the Company's Chairman of the Board, and Daniel M. Bell, the Company's President and Chief Executive Officer, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Following March 12, 1997, all decisions regarding compensation of the Company's executive officers have been subject to the authority of the Compensation Committee.

   COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for administering the Company's executive compensation, including base salaries, bonuses and awards of stock options. The Compensation Committee currently consists of Dr. Jaharis, Dr. Novitch and Mr. Whittemore, each of whom is a non-employee director of the Company.

     In determining the compensation of the Company's executive officers, the Compensation Committee takes into account all factors which it considers relevant, including business conditions in general and the Company's performance during the year in light of such conditions, the market compensation for executives of similar background and experience, and the performance of the specific executive officer under consideration and the business area of the Company for which such executive officer is responsible. The structure of each executive compensation package is weighted towards incentive forms of compensation so that such executive's interests are aligned with the interests of the stockholders of the Company. The Compensation Committee believes that granting stock options provides an additional incentive to executive officers to continue in the service of the Company and gives them an interest similar to stockholders in the success of the Company. The compensation program for executive officers in fiscal year 1997 consisted of grants of stock options, in addition to base salaries, bonuses and reimbursement of certain costs and expenses.

     As indicated below, the Company entered into an employment agreement dated as of July 1, 1996 with Mr. Bell, the Company's President and Chief Executive Officer. As President and Chief Executive Officer, Mr. Bell's bonus and stock option compensation is directly related to corporate performance. A portion of Mr. Bell's compensation for the fiscal year ended June 30, 1997, was determined by the Board of Directors prior to the establishment of the Compensation Committee. The factors that both the Board of Directors and the Compensation Committee considered in determining Mr. Bell's compensation were as follows. Mr. Bell is a co-founder of the Company and has been primarily responsible, since its inception, for managing the Company in its effort to develop and obtain regulatory approval to market its first product, NIASPAN. Mr. Bell has also been primarily responsible for the successful hiring of the Company's management team and the scale-up of its manufacturing and marketing operations to support the commercial launch of NIASPAN. Finally, Mr. Bell was instrumental in the success of the Company's initial public offering of Common Stock in March 1997.

                 Compensation Committee:

                   Steven Jaharis
                   Mark Novitch
                   Frederick Whittemore

   EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Daniel M. Bell dated as of July 1, 1996. Under the agreement, Mr. Bell serves as President and Chief Executive Officer of the Company for a term expiring on June 30, 2002, unless earlier terminated for cause, upon the death or disability of Mr. Bell, or, at the election of Mr. Bell, upon a change in control of the Company. In the event that Mr. Bell is terminated without cause or upon a change in control of the Company, Mr. Bell is entitled to receive as severance compensation his base salary, bonus compensation and annual stock options until the later to occur of the date thirty-six months after such termination and June 30, 2002. The agreement provides that Mr. Bell receive base annual compensation of $250,000 for each year during the term of the agreement, subject to an annual increase in an amount to be determined by the Board of Directors. Under the agreement, Mr. Bell also receives an annual bonus and an annual stock option grant in amounts to be determined by the Board of Directors based upon Mr. Bell's and the Company's performance. Mr. Bell was paid a bonus of $150,000 in December 1996. The agreement also provides that the Company will provide Mr. Bell with the use of an automobile. Mr. Bell is prohibited from competing with the Company during the term of the agreement and for two years after termination thereof.

     The Company entered into an employment agreement with David Bova dated as of June 15, 1996, pursuant to which Mr. Bova serves as Senior Vice President of the Company. This agreement constitutes an amendment and restatement of a previous employment agreement with Mr. Bova, dated December 18, 1992. Under the agreement, the term of Mr. Bova's employment terminates on December 31, 1997 unless earlier terminated for cause, upon the death or disability of Mr. Bova, or, at the election of Mr. Bova, upon a change in control of the Company. Notwithstanding the foregoing, the Company may exercise an option to extend the term of the agreement for up to twenty-four additional months. The agreement provides that Mr. Bova receive a base salary of $195,000 per year, which amount may be increased by the Company. In December 1996, the Company's Board of Directors determined to award a $25,000 bonus to Mr. Bova, payable to Mr. Bova in 1997. In the event that Mr. Bova is terminated without cause or upon a change in control of the Company, Mr. Bova is entitled to receive as severance compensation his base salary until December 31, 1997. In addition, the agreement provides that Mr. Bova receive royalties in an amount equal to one percent of the net sales of the Company's NIASPAN product and its combination product through December 31, 2003, up to a cap of $4,000,000. The agreement provides that, under certain enumerated circumstances, the royalty amount may be reduced to 0.5% of net sales. The agreement also provides that under certain specific circumstances, the Company's obligation to pay royalties may cease upon Mr. Bova's termination with the Company. The agreement prohibits Mr. Bova from competing with the Company during the term of the agreement and for a period of two years after the termination thereof.

     The Company entered into an employment agreement with Anthony J. Cutie, Ph.
D. dated as of June 20, 1996 pursuant to which Dr. Cutie serves as Vice President, Aerosol Research and Development. This agreement constitutes an amendment and restatement of a previous employment agreement with Dr. Cutie, dated September 1, 1993. Under the agreement, the term of Dr. Cutie's employment terminates on December 31, 1997, unless earlier terminated for cause, upon the death and disability of Dr. Cutie, or, at the election of Dr. Cutie upon a change in control of the Company. Notwithstanding the foregoing, the Company may exercise an option to extend the term of the agreement for up to forty-eight additional months and Dr. Cutie may elect to extend the term of the agreement for up to ten years, during which period Dr. Cutie may serve the Company as a consultant. The agreement provides that Dr. Cutie receive a base salary of $165,000 per year, commencing July 1, 1997, which amount may be increased by the Company. In addition, the agreement provides that Dr. Cutie receive royalties in an amount equal to one percent of the net sales of the Company's aerosol products formulated by Dr. Cutie through December 31, 2005, up to a cap of $1,500,000. The agreement provides that, under certain circumstances, the royalty amount may be reduced to 0.5% of net sales. The agreement also provides that under certain circumstances, the Company's obligation to pay royalties may cease upon Dr. Cutie's termination. The agreement prohibits Dr. Cutie from competing with the Company during the term of the agreement and for a period of two years after the termination thereof.

   STOCK OPTION PLAN

     The Option Plan provides for the grant of both nonstatutory stock options and stock options intended to be treated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Option Plan is intended to provide incentives to, and rewards for, certain eligible employees, consultants and outside directors of the Company who have contributed and will continue to contribute to the success of the Company. The Option Plan was adopted by the Board of Directors and the shareholder of the Company in June 1996. An aggregate of 3,675,000 shares of Common Stock have been reserved for issuance under the Option Plan. As of August 4, 1997, the Company has granted options to purchase an aggregate of 2,651,300 shares of Common Stock under the Option Plan to employees and consultants at exercise prices ranging from $0.60 to $38.75 per share, including stock options covering an aggregate of 1,155,000 shares of Common Stock granted to the Company's Named Executive Officers. The Company also has granted options to purchase an aggregate of 325,000 shares of Common Stock outside of the Option Plan to an employee and a consultant, including stock options covering an aggregate of 275,000 shares of Common Stock granted to one of the Company's Named Executive Officers.

     Under the Option Plan, the Compensation Committee of the Board of Directors of the Company is authorized to administer the Option Plan, including the selection of employees and consultants of the Company to whom options may be granted. The Compensation Committee also determines the number of shares, the exercise price, the term, any conditions on exercise and other terms of each option granted to an employee or consultant. Options granted to employees or consultants under the Option Plan become vested over a period of four years or such shorter or longer period as may be determined by the Compensation Committee at the time of grant. The duration of an option granted to an employee or consultant under the Option Plan is ten years from the date of grant, or such shorter or longer period as may be determined by the Compensation Committee at the time of grant or as may result from the death, disability, or termination of the employment of the employee or consultant to whom the option is granted.

     The Option Plan prescribes a formula for determining the amount, price and timing of awards of stock options to the eligible outside directors. Upon his or her election to the Board of Directors of the Company, an eligible outside director will receive an option to purchase 5,000 shares of the Company's common stock. On each anniversary of his or her appointment to the Board of Directors of the Company, an eligible outside director will receive an option to purchase 3,000 shares of the Company's common stock. The exercise price of each share subject to an option granted to an outside director will be the fair market value of the Company's common stock on the date the option is granted. Each option granted to an outside director under the Option Plan becomes vested on the first anniversary of its date of grant. The duration of an option granted to an outside director under the Option Plan is the lesser of ten years from the date of grant or one year from the date of the outside director's death.

     The options are non-transferable other than by will or by the laws of descent and distribution. The Option Plan may be amended at any time by the Board of Directors, although certain amendments require shareholder approval. The Option Plan terminates in June 2006.

   401(K) PLAN

     The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the greater of a specified statutory amount or 15 percent of the employee's compensation for the year. An employee is always 100 percent vested in the employee's elective deferral contributions. The Company makes no contributions under this plan.

   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

     Form 3 filings were not made on a timely basis for John Brademas, Louis Lasagna, Mark Novitch and Frederick Whittemore, and a report received by the Company indicates that David Bova failed to file on a timely basis a Form 4 with respect to two transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of July 31, 1997 by: (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each Named Executive Officer; and (iii) all directors and executive officers of the Company as a group. The calculation of the Percentage of Outstanding Shares is based on 14,772,500 Shares outstanding on July 31, 1997. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.

                                                       AMOUNT OF BENEFICIAL
                                                             OWNERSHIP
                                                          OF COMMON STOCK
                                                  ------------------------------
                                                  TOTAL SHARES     PERCENTAGE OF
            NAME OF                               BENEFICIALLY      OUTSTANDING
         BENEFICIAL OWNER                             OWNED            SHARES
      ----------------------                      ------------     -------------

      Michael Jaharis(1)                            10,942,359            69.63%
      Daniel M. Bell(2)                                750,026             4.83%
      David J. Bova(3)                                 279,101             1.85%
      Anthony J. Cutie, Ph. D. (4)                      37,701              *
      David L. Heatherman (5)                           10,000              *
      Frederick A. Sexton (6)                           10,173              *
      Robert E. Baldini(7)                              50,001              *
      John Brademas                                       --               --
      Steven Jaharis(8)                                  5,000              *
      Louis C. Lasagna                                    --               --
      Mark Novitch                                        --               --
      Frederick B. Whittemore                             --               --
      All Executive Officers and Directors (9)
       as a group (13 persons)                      12,084,361            71.69%

-----
* Less than 1 percent
(1) All shares are held by Holdings, which is wholly owned by Kos Investments, of which Mr. Jaharis is the controlling shareholder. Includes, at July 31, 1997, 942,358 shares of Common Stock issuable to Kos Investments upon the conversion, if any, of the Investments Loan.
(2) Includes 750,000 shares of Common Stock that may be purchased by Mr. Bell pursuant to an option, which is currently exercisable.
(3) Includes 275,000 shares of Common Stock that may be purchased by Mr. Bova pursuant to an option, which is currently exercisable.
(4) Includes 37,500 shares of Common Stock that may be purchased by Dr. Cutie pursuant to an option, which is currently exercisable. Also includes 200 shares of Common Stock owned by Dr. Cutie's son, with respect to which Dr. Cutie disclaims beneficial ownership.
(5) Includes 10,000 shares of Common Stock that may be purchased by Mr. Heatherman pursuant to an option, which will be exercisable within 60 days.
(6) Consist of 10,000 shares of Common Stock that may be purchased by Mr. Sexton pursuant to an option, which is currently exercisable. Also includes 172 shares of Common Stock owned by Mr. Sexton's wife, with respect to which Mr. Sexton disclaims beneficial ownership.
(7) Consist of 50,000 shares of Common Stock that may be purchased by Mr. Baldini pursuant to an option, which is currently exercisable.
(8) Consist of 5,000 shares of Common Stock that may be purchased by Dr. Jaharis pursuant to an option, which is currently exercisable.
(9) Includes 1,137,500 shares of Common Stock issuable upon exercise of options which are currently exercisable or which may be exercised within 60 days, and 942,358 shares of Common Stock which are issuable upon the conversion of the Investments Loan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company issued a promissory note, dated as of July 1, 1996, to Kos Investments, Inc., (the "Investments Loan") the proceeds of which were used to fund the Company's operations until the consummation of the Company's initial public offering on March 12, 1997. Michael Jaharis, the Chairman of the Company's Board of Directors, is the controlling shareholder of Kos Investments. Pursuant to the Investments Loan, Kos Investments agreed to loan the Company the aggregate principal amount of up to $15.0 million. Under the terms of the Investments Loan, interest accrues on the outstanding principal amount at First Union National Bank of Florida's prime rate commencing July 1, 1996, escalating to a rate of 1% over such prime rate during calendar year 1997, 2% over such prime rate during calendar year 1998, and 3% over such prime rate during calendar year 1999 until maturity. Principal and interest under the Investments Loan are due on June 30, 1999. From time to time, at Kos Investments' option, principal and interest outstanding under this note may be converted, in whole or in part, into Common Stock at a conversion price per share equal to the initial public offering price per share of $15.00. As of June 30, 1997, the Company had borrowed $13,395,000 under the Investments Loan and interest in the amount of $643,000 had accrued under the Investments Loan.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

         (a)       1. & 2.

                   The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 17 of this report.

                   3. The following exhibits are filed herewith:

                   EXHIBIT
                    NUMBER                        EXHIBIT DESCRIPTION
                   -------                        -------------------

                   3.1* Amended and Restated Articles of Incorporation of the Company

                   3.2*          Amended and Restated Bylaws of the Company

                   4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company

                   4.2**         Form of Common Stock certificate of the
                                 Company

                   10.1* Employment Agreement dated as of July 1, 1996, between Daniel M. Bell and the Company

                   10.2* Nonqualified Stock Option Agreement be and between the Company and Daniel M. Bell dated as of June 20, 1996.

                   10.3* Employment Agreement dated as of June 15, 1996, between David Bova and the Company

                   10.4*         Kos Pharmaceuticals, Inc. 1996 Stock Option
                                 Plan

                   10.5 Employment Agreement dated June 20, 1996 by and between Aeropham Technology, Inc. and Anthony J. Cutie

                   10.6 Option Agreement dated June 20, 1996 between Anthony J. Cutie and the Company.

                   10.7*+ Development Agreement by and between the Company and Fuisz Technologies, Ltd.

                   10.8*+ Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

                   10.9*+ Development Agreement by and between the Company and Fuisz Technologies, Ltd.

                   10.10*+ Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

                   10.11*+ License Agreement by and between the Company and Upsher-Smith Laboratories, Inc., dated February 7, 1997.

                   10.12* Promissory Note, dated July 1, 1996, in favor of Kos Investments

                   10.13* Registration Rights Agreement dated as of June 30, 1996 by and between the Company, Kos Holdings, Inc., and Kos Investments, Inc.

                   21*            Subsidiaries of the Company

                   27             Financial Data Schedule

                   * Filed with the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

                   ** Filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

                   + Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b) The Company filed a report of Form 8-K on July 29, 1997, reporting in Item 5 therein the issuance of a press release by the Company on July 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                       KOS PHARMACEUTICALS, INC.

                                       By:/s/ DANIEL M. BELL
                                          ----------------------------------
                                          Daniel M. Bell
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                      DATE
------------------------   -------------------------      ---------------

/s/ MICHAEL JAHARIS        Chairman of the Board           August 29, 1997
------------------------      of Directors
Michael Jaharis

                           Vice Chairman of the Board
------------------------         of Directors
Robert E. Baldini

/s/ DANIEL M. BELL         President, Chief Executive      August 29, 1997
------------------------     Officer and Director
Daniel M. Bell           (Principal Executive Officer)

/s/ GEORGE A. BLEWS         Vice President & Treasurer     August 29, 1997
------------------------  (Principal Financial Officer)
George A. Blews

/s/ JUAN F. RODRIGUEZ             Controller               August 29, 1997
------------------------ (Principal Accounting Officer)
Juan F. Rodriguez

/s/ JOHN BRADEMAS
------------------------           Director                August 27, 1997
John Brademas

/s/ STEVEN JAHARIS
------------------------           Director                August 29, 1997
Steven Jaharis

/s/ LOUIS C. LASAGNA
------------------------           Director                August 29, 1997
Louis C. Lasagna

s/ MARK NOVITCH
------------------------           Director                August 28, 1997
Mark Novitch

/s/ FREDERICK B. WHITTEMORE
------------------------           Director                August 29, 1997
Frederick B. Whittemore

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

10.5 Employment Agreement dated June 20, 1996 by and between Aeropharm Technology, Inc. and Anthony J. Cutie

10.6                          Option Agreement dated June 20, 1996 between
                              Anthony J. Cutie and the Company

27                            Financial Data Schedule