Form 10-K/A
period 1997-06-30
KOS PHARMACEUTICALS INC
filed 1997-09-18
CIK 1018952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

             FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-22171

                           KOS PHARMACEUTICALS, INC.
              (Exact Name of Company as Specified in Its Charter)

          FLORIDA                                   65-0670898
          -------                                   ----------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

           1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131
           ---------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Company's Telephone Number, Including Area Code: (305) 577-3464

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ----    ------

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of August 31, 1997: $164,503,349

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of September 2, 1997: 14,772,718

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                TABLE OF CONTENTS

PART I                                                                                            PAGE
                                                                                                  ----

Item 1.           Business....................................................................      2

Item 2.           Properties..................................................................     16

Item 3.           Legal Proceedings...........................................................     16

Item 4.           Submission of Matters to a Vote of Securities Holders.......................     16


PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters.....................................................................     17

Item 6.           Selected Consolidated Financial Data........................................     18

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................     19

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..................     22

Item 8.           Consolidated Financial Statements and Supplementary Data....................     23

Item 9.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosures.......................................................     38



PART III

Item 10.          Directors and Executive Officers of the Company.............................     39

Item 11.          Executive Compensation......................................................     42

Item 12.          Security Ownership of Certain Beneficial Owners and Management..............     48

Item 13.          Certain Relationships and Related Transactions..............................     49



PART IV

Item 14.          Exhibits, Financial Schedules And Reports On Form 8-K.......................     50






NIASPAN(R) is a registered trademark of Kos Pharmaceuticals, Inc.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Kos Pharmaceuticals, Inc. ("Kos" or the "Company") is a fully integrated specialty pharmaceutical company engaged in developing and commercializing proprietary prescription pharmaceutical products, primarily for the treatment of certain chronic cardiovascular and respiratory diseases. The Company developed and is currently manufacturing and marketing its lead product, NIASPAN. The Company intends also to manufacture its products under development and to market such products directly through its own specialty sales force. The Company's cardiovascular products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company's respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company's proprietary inhalation devices.

         On July 28, 1997, Kos received clearance from the U.S. Food and Drug Administration ("FDA") to market NIASPAN. NIASPAN is the first once-a-day formulation of niacin approved by the FDA for the treatment of mixed lipid disorders, which are primary risk factors for coronary heart disease. In addition, NIASPAN is the only patient-friendly lipid-altering product that moves all of the major lipid components in the proper direction. NIASPAN has been approved for the following indications: (i) to reduce elevated total cholesterol, low-density lipoprotein ("LDL") cholesterol, and apolipoprotein B;
(ii) to reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iii) to reduce elevated serum triglycerides; (iv) to reduce the risk of recurrent nonfatal myocardial infarction; (v) to promote the regression or slow the progression of atherosclerosis when used in combination with a bile-acid binding resin. The Company began shipping NIASPAN to wholesalers in mid-August 1997, and it began detailing NIASPAN to physicians in September 1997.

         The Company was founded in 1988 by the former Chief Executive Officer, Chief Operating Officer, and Director of Product Development of Key Pharmaceuticals, Inc., which was acquired by Schering-Plough Corporation in June 1986. The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products but which offer certain safety advantages (such as reduced harmful side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over such products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities, may reduce regulatory and development risks and, in addition, may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. Six of the Company's seven products under development require new drug application ("NDA") filings with the FDA. Although such NDA filings are more expensive and time consuming, developing products that require NDA approval offers several advantages compared with generic products, including potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

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

         The Company's predecessor, Kos Holdings, Inc. ("Holdings"), which was previously named Kos Pharmaceuticals, Inc., was incorporated in Florida on July 1, 1988. On June 25, 1996, Kos (named after the Greek island where Hippocrates founded the science of medicine) was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets and all of the liabilities of Holdings were transferred to the Company in exchange for shares of Common Stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating loss carryforwards and related tax benefits for Holdings. As a result, the Company had no tax assets or liabilities as of June 30, 1996. Kos Investments, Inc. ("Kos Investments"), is the sole shareholder of Holdings. Kos Investments is controlled by, and serves as an investment vehicle for, Michael Jaharis, one of the Company's founders and its Chairman. References in this report to the Company include the operations of its predecessor, Holdings, until June 30, 1996, and its wholly-owned subsidiary, Aeropharm Technologies, Inc. ("Aeropharm"). The Company's principal executive offices are located at 1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131, and its telephone number is (305) 577-3464.

NIASPAN

         On July 28, 1997, the Company received clearance from the FDA to market NIASPAN for the treatment of mixed lipid disorders. NIASPAN is the first once-a-day, controlled-release niacin product approved by the FDA for the treatment of mixed lipid disorders, which are primary risk factors for coronary heart disease ("CHD"). The Company began shipping NIASPAN to wholesalers in mid-August 1997, and began detailing the product to physicians during September 1997.

         Niacin, the active ingredient in NIASPAN, is a water-soluble vitamin that has long been recognized as an effective pharmacologic agent for the treatment of mixed lipid disorders, including elevated LDL and depressed high-density lipoprotein ("HDL") cholesterol. In numerous independent studies performed during the past 30 years, niacin has proven effective in reducing total cholesterol, LDL cholesterol, and triglycerides as well as in raising HDL cholesterol. Additional clinical studies have indicated that long-term treatment with niacin reduces morbidity and mortality in patients with CHD.

         The National Institutes of Health ("NIH") recommends niacin as first-line drug therapy because of its low cost and its efficacy in altering multiple lipid components. Kos has developed a controlled-release hydrogel matrix formulation of niacin, which is to be dosed once-a-day at bedtime, that reduces the intolerable side effects and frequent safety problems characteristic of currently available niacin formulations. Kos believes that it is the unique controlled-release nature of its NIASPAN formulation in conjunction with NIASPAN's Once-A-Night(TM) dosing regimen that minimizes adverse events while maintaining niacin's positive effect on lipids. Kos also believes the recommended dosing regimen for NIASPAN contributes to the positive effects on lipid levels because of the chronobiology of lipid metabolism.

         The Company submitted its NDA for NIASPAN based principally on data from an aggregate of 633 Niaspan-treated subjects involved in three double-blinded, placebo-controlled clinical trials and one long-term, open-label safety study at 17 sites throughout the United States. The results of these trials produced statistically significant changes in all major lipid components without generating conclusive treatment-related serious adverse events. Treatment with NIASPAN demonstrated a 14% to 18% reduction in LDL cholesterol, a 24% to 35% reduction in triglycerides, an increase of 22% to 32% in HDL cholesterol, and a reduction of 24% to 36% in lipoprotein (a) ("Lp(a)").

         Based principally on the results of the NIASPAN clinical trials as well as other long-term interventional studies evaluating niacin for the reduction of certain coronary events, NIASPAN has been approved for the following indications: (i) to reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B; (ii) to reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iii) to reduce elevated serum triglycerides; (iv) to reduce the risk of recurrent nonfatal myocardial infarction; (v) to promote the regression or slow the progression of atherosclerosis when used in combination with a bile-acid binding resin.

LIPID-ALTERING MARKET

         Since the mid-1980's, clinical research has revealed that an elevated level of LDL cholesterol, a condition referred to as hyperlipidemia, is a critical atherogenic risk factor for CHD. Hyperlipidemia is a lipid metabolism disorder that results in excess lipids in the blood, which can block arteries and create adverse coronary events, such as acute angina and myocardial infarction. In addition to elevated LDL cholesterol ("bad" cholesterol), low levels of HDL cholesterol ("good" cholesterol) and high levels of triglycerides are risk factors for CHD according to the NIH and the American Heart Association ("AHA"). HDL cholesterol is considered to be protective against CHD because it removes harmful cholesterol from blood vessels and peripheral tissues. Moreover, recent research has indicated that an elevated level of Lp(a), an LDL-like cholesterol molecule, may be as important an independent risk factor for CHD as elevated total cholesterol. As a result of the increased awareness and the prevalence of mixed lipid disorders, lipid-altering drugs have emerged as one of the largest and fastest growing pharmaceutical product segments. In 1996, the market for cholesterol-reducing drugs approximated $3.0 billion in the United States and $3.0 outside the United States.

         While the risks of mixed lipid disorders are becoming well recognized, the condition remains significantly untreated worldwide. To address this large unmet medical need, the NIH convened a panel of cholesterol research experts, the National Cholesterol Education Program ("NCEP"), to establish recommended cholesterol levels, principally total and LDL cholesterol, and to establish other risk factors for CHD. Based on extensive research conducted during the last 20 years, the NCEP established guidelines consisting of recommended lipid goals and intervention criteria, such as diet, exercise, and drug therapies, for reducing the risk of heart disease and heart attack. According to the guidelines, an estimated 56 million people in the United States have levels of LDL cholesterol that exceed the levels recommended by the NCEP and, approximately 14 million of these persons would require diet, exercise, and drug therapies to achieve adequate reduction in cholesterol levels. The Company estimates that more than half of these 14 million people have one or more other lipid components that are outside the levels recommended by the NIH and the AHA. Additionally, it is estimated that as many as 30% of the 11 million patients in the United States with confirmed CHD do not have elevated LDL cholesterol, but do have clinically deficient HDL cholesterol levels. Further, an elevated level of Lp(a) is estimated to be present in 20% of the U.S. adult population or nearly 40 million adults. The Company believes that the market for lipid-altering drugs should grow as awareness and diagnosis of lipids, particularly those other than LDL cholesterol, continue to increase.

         When diet and exercise fail to adequately control cholesterol levels, physicians typically prescribe lipid-altering medications. Physicians can choose from the following four classes of medications when attempting to alter lipid levels: HMG CoA reductase inhibitors, or "statins" (e.g., lovastatin); fibric acid derivatives (e.g., gemfibrozil); bile-acid binding resins (e.g., cholestyramine); and niacin. The statins are the most widely prescribed lipid-altering medication, accounting for about $2.6 billion in U.S sales in 1996 and 77% of the 42 million prescriptions for lipid-altering medication in the United States in 1996. Generally, the statins are highly effective in lowering total and LDL cholesterol but have limited impact in raising HDL cholesterol or in substantially reducing triglycerides. Gemfibrozil, the major fibric acid derivative sold in the U.S., accounted for approximately 17% of total lipid-altering prescriptions in 1996. Gemfibrozil is most commonly prescribed to reduce triglycerides and has limited efficacy on total, LDL, and HDL cholesterol. The remaining product categories, including bile-acid binding resins and existing preparations of niacin, represented approximately 6% of U.S. lipid-altering prescriptions in 1996.

MARKETING STRATEGY FOR NIASPAN

         The Company intends to market NIASPAN directly to the specialist physicians within the cardiovascular market who are among the leading prescribers of lipid-altering medications. Specifically, the Company believes that there are approximately 18,000 such "lipid-management specialists," consisting of cardiologists, endocrinologists, internists, and general and family practitioners, who accounted for approximately 40% of the total prescriptions for lipid-altering medications in the United States in 1996.

         As of September 2, 1997, the Company had a 111 person sales and marketing organization including 94 field sales representatives. The majority of the sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing NIASPAN during September 1997. The Company intends to increase the size of its sales force to more than 125 representatives during 1998. The Company estimates that it will be able to detail each of the specialist physicians up to six times a year with such a sales force. Kos believes that the significant prior experience of members of its management team in recruiting and managing specialty sales forces in this market, aided by an attractive merit-based sales compensation plan, will allow the Company to continue to grow its own specialty sales force following the launch of NIASPAN.

         NIASPAN is the only FDA approved patient-friendly lipid-altering product that can move all of the major lipid components in the proper direction, consistent with the NIH recommendation for lipid management. The Company intends to inform the specialist physicians as to NIASPAN'S potentially effective role in lipid management for many patients and the manner in which NIASPAN achieves its safety and efficacy profile. The Company's marketing program will be implemented through personal detailing to physicians where possible as well as through non-personal promotion, including telemarketing, direct mail, medical journal reprints, medical symposia, and clinical discussion groups.

         The Company also intends to educate patients on the benefits and proper use of NIASPAN through brochures and product sample "starter packs" to encourage proper dose titration. Such sample starter packs include increasing tablet dosage strengths for the first three weeks of titration therapy. The sample starter packs are given to physicians as a simple method for doctors to start their patients on a proper NIASPAN titration, at no cost to and with maximum convenience for the patient. Accordingly, such starter packs will not be recognized as prescriptions. Following the three-week titration phase, the initial prescription strength will consist of a 1000 mg dose that the patient maintains for at least the next four weeks of therapy. Following the recommendations of their physicians, patients are expected to titrate to higher dosing strengths of up to 2000 mg per day based on therapeutic response and tolerability.

         Information delivered by the Company to physicians and patients will include a discussion about the flushing side effects of NIASPAN, including the importance of proper dose titration and adherence to the Once-A-Night(TM) dosing regimen to reduce this side effect. Although most patients taking NIASPAN will flush occasionally, the Company believes that the combination of NIASPAN's formulation, its dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients. NIASPAN's dosing regimen provides for the drug to be taken once-a-day at bedtime; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with IR niacin.

         The Company has priced NIASPAN below the statins. The Company believes that NIASPAN's relatively low selling price combined with its favorable effects on multiple lipid components should make it attractive to the managed care market. The Company plans to expand the number of managed care sales specialists it has hired to address this market segment. The Company plans to license marketing rights to an established marketing partner in major international markets. To date, the Company has had no material discussions concerning such possible arrangements with other companies.

PRODUCTS UNDER DEVELOPMENT

         Six of the Company's seven products under development require NDA filings. Although NDA approvals are generally associated with products consisting of new chemical entities ("NCEs"), which require extensive preclinical studies and clinical trials, the Company's products under development consist of new formulations of existing drugs. For products currently under development, the Company typically will be required to perform Phase I clinical pharmacology and Phase III safety and efficacy pivotal trials; limited preclinical toxicology studies will also be required on some products. Compared with the development of NCEs, the Company believes that such a product development strategy generally reduces regulatory risks and development costs and shortens overall development time. In order to take advantage of a certain market opportunity, the Company is developing one product that requires an abbreviated new drug application ("ANDA") filing. The Company has retained worldwide marketing rights for all of the Company's products under development.

         Although the Company recently obtained clearance from the FDA to market NIASPAN, each of its products under development is at an earlier stage of development. Statements in the following discussion regarding the Company's expectations and projections regarding its products under development are forwarding looking statements. These statements are subject to significant risks and uncertainties that could cause such statements to be inaccurate. Such risks and uncertainties include safety and efficacy problems frequently encountered when formulating new drug compounds; delays and expenses incurred during clinical testing; delays and expenses incurred during the regulatory approval process; delays and expenses incurred when filing, prosecuting, defending or enforcing patent claims or other intellectual property rights; changes in the target markets for such products; changes in economic conditions generally; and other risks and uncertainties. There can be no assurance that the Company will be able to successfully formulate, develop or commercialize any of its products under development as planned. The Company may determine to discontinue the development of any or all of its products under development at any time.

CARDIOVASCULAR PRODUCTS

         The Company is developing once-a-day, controlled-release prescription products for the treatment of lipid disorders, ischemic heart disease (including angina), and hypertension. In 1996, such disease segments of the cardiovascular market achieved aggregate sales in the United States of approximately $11.5 billion.

         NICOSTATIN(TM)


         Kos is developing internally Nicostatin(TM) which is a combination of NIASPAN and a currently marketed statin for the treatment of mixed lipid disorders. The combination product will require a NDA. The Company believes that a Once-A-Night(TM) tablet combining such lipid-altering compounds represents an effective modality for treating patients with mixed lipid disorders. The Company also believes that this Once-A-Night(TM) product should offer significant improvements in patient compliance compared with taking each product independently under its recommended dosing regimen. The potential market for the combination product consists of patients with mixed lipid disorders, including high total and LDL cholesterol, high triglycerides, or low HDL cholesterol.

         Nicostatin(TM) is currently in the formulation development stage, and the Company expects that clinical pharmacology trials will commence in 1998. By or near the time of completion of the development of the combination product, the patent for the statin component of the compound will have expired, which will enable the Company to market its combination product following FDA approval. Although it is expected that generic versions of the statin component will be marketed following patent expiration, the Company believes that the positive effects of the combination product on multiple lipid components and the convenience associated with taking a single dose should support a price premium compared with taking NIASPAN and a generic version of such statin separately.

         The combination product will be marketed by the same Kos specialty sales force that is marketing NIASPAN to essentially the same group of physicians.


         ISOSORBIDE-5-MONONITRATE ("IS-5-MN")


         Kos is developing, in collaboration with Fuisz Technologies Ltd. ("Fuisz"), a once-a-day, controlled-release, oral, generic version of IS-5-MN for the prophylactic treatment of angina pectoris. This product, which will be a branded generic requiring an ANDA filing, is being developed in order to provide Kos with a product for the anti-angina market and to expand its cardiovascular product line. A formulation of IS-5-MN has been developed and the Company completed an initial clinical pharmacology study during April 1997. The Company expects to complete its development, scale-up, and clinical program and file an ANDA for IS-5-MN during 1998. The Company intends to leverage its specialty sales force by having its sales representatives market IS-5-MN during physician office visits while detailing NIASPAN.

         Angina pectoris is a cardiovascular related disorder that is characterized by thoracic pain and a feeling of suffocation, most often due to anoxia (lack of oxygen supply) to the myocardium precipitated by physical exertion or excitement. The treatment of angina pectoris includes several classes of therapeutic compounds including nitrates, beta-blockers, and calcium channel blockers. The beta-blockers and calcium channel blockers, as well as certain long-acting forms of nitrates, are the preparations most commonly prescribed for prophylaxis of chronic angina pectoris. In 1996, U.S. sales of nitrate products approximated $626 million. The only currently marketed once-a-day mononitrate is the fastest growing product within the nitrate segment; U.S. sales of this product grew by 124% in 1996 from 1995. Kos is aware of at least two other companies that are developing a once-a-day formulation of IS-5-MN.


         CAPTOPRIL

         The Company is also developing, in collaboration with Fuisz, a once-a-day, controlled-release captopril, an ACE inhibitor for the treatment of hypertension for which a NDA is required. At present, captopril is dosed as an immediate-release ("IR") tablet to be taken two or three times daily. The U.S. patent on the branded product expired in 1996, and there currently exist many generic forms of this immediate-release product. The Company believes that a once-a-day formulation of captopril would provide a competitive advantage compared with the generic versions of IR captopril.

         The Company's investigatory new drug ("IND") application for captopril was accepted by the FDA during the first half of 1997, and the Company subsequently completed an initial clinical pharmacology study. Based on a preliminary analysis of the results, the formulation likely will require modification. Currently, the Company, in collaboration with Fuisz, is re-evaluating the development program for captopril in consideration of the feasibility of such formulation modification. If the formulation is modified, it would delay remaining clinical pharmacology studies required for approval of the product. There can be no assurances that the Company will elect to continue the development of captopril, or if it elects to do so, that the Company, in collaboration with Fuisz, would be able to successfully develop a once-a-day captopril.

         Hypertension is a major health care problem in the United States that accounted for approximately half of all cardiovascular related physician visits in 1996. In 1996, U.S. sales of products addressing the antihypertensive disease segment were estimated to be in excess of $5.9 billion. In 1996, the U.S. angiotensin converting enzyme ("ACE") inhibitor market was approximately $2.7 billion in sales. In its existing two-to-three times a day dosage forms, sales of captopril in the United States were approximately $286 million in 1996. Kos is aware of one other company that is developing a once-a-day formulation of captopril.

RESPIRATORY PRODUCTS

         The Company is developing four respiratory products, dispensed in aerosolized metered-dose inhalation ("MDI") devices, for the treatment of asthma. All of the MDI products are being developed with non-CFC propellants, which are generally regarded as environmentally safe, and all products require a NDA filing with the FDA. The Company's management has considerable experience in formulating, manufacturing, and marketing aerosolized products.

         Currently, most MDI products use chloroflourocarbon ("CFC") propellants. Although, due to environmental concerns, the use of CFC propellants has been banned or severely restricted for most worldwide commercial uses, CFC's are still permitted in limited amounts for MDI pharmaceutical products under an "essential use" exemption available under the Montreal Protocol on Substances that Deplete the Ozone Layer. It is expected, however, that such "essential use" exemptions will grow more limited and will eventually expire. In anticipation of these future restrictions, and in light of market conditions, the Company does not intend to continue the development of a CFC-based generic albuterol product that the Company is currently testing in a clinical pharmacology trial. Thus, all of the Company's proposed MDI products are being developed with non-CFC propellants. See "Government Regulations" and "Patents and Proprietary Rights."

         MARKET OVERVIEW

         The respiratory market consists of the asthma and allergy segments. In 1996, the U.S. market for respiratory prescription drugs was $3.4 billion, of which the market for asthma products was $2.5 billion. Asthma is a complex respiratory disorder that results in troubled breathing due to inflammation and constriction of the bronchial airways, caused by factors including allergens, such as dust and pollen, or vigorous exercise. Asthma is principally treated by two classes of therapeutic compounds, bronchodilators and anti-inflammatory agents. Bronchodilators, which are used to open constricted airways during asthma, include beta-agonists (e.g., albuterol), xanthines (e.g., theophylline) and anti-cholinergics (e.g., ipratropium). Anti-inflammatories, which include cromolyns (e.g., cromolyn sodium) and corticosteroids (e.g., triamcinolone, beclomethasone, and flunisolide) are used to diminish inflammation causing the asthma. Each of these therapeutic compounds, except xanthines, is delivered primarily through MDI devices. Drug delivery through such MDI devices is believed to be the fastest growing form of drug delivery in the asthma market. Kos has focused on this mode of delivery for the asthma market because of its efficacy and because of management's experience with formulating and marketing aerosolized inhalation products.

         TRIAMCINOLONE WITH BREATH COORDINATED INHALER ("BCI")

         Kos is developing a proprietary non-CFC formulation of triamcinolone to be used with the Company's proprietary breath coordinated inhaler ("BCI"). The Company believes that its BCI may improve the coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration. Triamcinolone is a corticosteroid that is used to treat the underlying inflammation of asthma. Triamcinolone is currently in the formulation development stage and the Company expects clinical pharmacology trials to commence in 1997.

         Inhaled steroids are being widely prescribed because their efficacy for prophylactic treatment is greater than that of other asthma products that can be delivered through MDIs. Triamcinolone, marketed by only one U.S. producer, is the largest selling of the metered-dose inhaled steroids. U.S. sales of inhaled steroids were approximately $570 million in 1996, of which triamcinolone accounted for $235 million.

         ALBUTEROL WITH GENERIC MDI

         The Company is developing a non-CFC formulation of albuterol to be dispensed in a generic MDI. Albuterol is a beta-agonist that is most commonly used to treat acute asthma attacks. This product is presently in the formulation development stage, and the Company expects that clinical pharmacology studies will commence in 1998. Although several generic competitors distribute CFC-containing products in the albuterol market, the Company believes market opportunities will exist for its non-CFC albuterol product. Albuterol is the most widely used MDI product approved for the treatment of asthma, with sales of $590 million in the United States in 1996, and the impending restrictions on CFC propellants could limit the use of currently marketed CFC albuterol products.

         FLUNISOLIDE WITH BCI

         Kos is developing a non-CFC formulation of flunisolide to be used with its BCI. Flunisolide is a long-acting inhaled steroid for the treatment of asthma. The Kos formulation of flunisolide is currently in development, and the Company expects clinical pharmacology trials to commence in 1998. Flunisolide, also marketed by only one U.S. producer, is the fastest growing inhaled steroid, with U.S. sales of approximately $146 million in 1996, representing an increase of 22% from 1995.

         BREATH ACTUATED INHALER WITH EITHER ALBUTEROL OR TRIAMCINOLONE AND OTHER DEVICE PRODUCTS

         Kos is developing a second proprietary MDI device, a breath actuated inhaler ("BAI"). The Company's BAI operates automatically and is being developed principally to address the difficulties in taking inhaled medication often faced by children and the elderly. The Company intends to develop the BAI with either its albuterol or triamcinolone non-CFC formulation. Clinical pharmacology trials with the BAI are expected to commence in 1999.

         The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. At present, the Company intends to use the inhalation dose counter on all of its proprietary inhalation devices.

COLLABORATIONS

         During fiscal year 1996, the Company entered into certain agreements with Fuisz, a company engaged in the development and commercialization of drug delivery and food applications. Pursuant to these agreements, one of which is a joint venture, the Company agreed to collaborate with Fuisz in the development of four products and reserve the right to commence collaboration on two other products.

Following a detailed assessment of the commercial viability of these projects, Fuisz and Kos have agreed that, in addition to the joint venture, the companies will continue to collaborate only on the development of captopril and IS-5-MN.

         Under the terms of such agreements, other than the joint venture, Fuisz is responsible for formulating each product and Kos is responsible for the remainder of each development program. Kos also has exclusive rights to manufacture the formulated products and retains exclusive worldwide marketing rights upon exercising certain option rights. Under these agreements, Kos is obligated to pay the development costs and pay license and development fees based on milestone achievements. In addition, the Company will pay royalties to Fuisz based on product sales by Kos.

         The Company is collaborating with certain other firms in the development of its proprietary inhalation devices.

SPONSORED RESEARCH

BOSTON UNIVERSITY

         Kos is sponsoring basic research at Boston University focused on the role of apolipoproteins in cardiovascular and Alzheimer's diseases. The objective of the research program is to identify molecular agents involved so that pharmaceutical products can be developed for the cardiovascular and Alzheimer's indications. Two patents have been filed related to this research, one of which is owned by Boston University and licensed to the Company and one of which is jointly owned by Boston University and Kos. Although no products have yet been identified for development as a result of this research, the Company would pay royalties upon the sale of such products. The research is being led by Vassilis Zannis, Ph.D., Professor and Director of the Section of Molecular Genetics of the Cardiovascular Institute at Boston University Medical Center. Dr. Zannis is recognized as a leading expert in the research of apolipoproteins.

TUFTS UNIVERSITY

         Since 1988, Kos has also been sponsoring research at Tufts University aimed at identifying and characterizing the pathophysiological significance of mast cell degranulation and mast cell-derived mediators in such diseases as migraine, irritable bowel syndrome, interstitial cystitis, multiple sclerosis, and recently, ischemic heart disease. This research has generated three issued U.S. patents, licensed to Kos, covering the use of inhibitors of mast cell degranulation for the treatment of migraines, as well as five other patent applications claiming other therapeutic areas. Although no products have yet been identified for development as a result of this research, the Company would pay royalties upon the sale of such products. This research is being led by T.C. Theoharides, Ph.D., M.D., Professor of Pharmacology and Medicine at Tufts University School of Medicine and is being conducted at Tufts and the New England Medical Center.

         The Company's sponsorship of both research programs currently aggregates approximately $500,000 annually. Kos intends to seek additional industry development partners as research and development efforts increase. Kos has exclusive worldwide rights to all compounds related to the research conducted at both universities.

LICENSING AND OTHER ACTIVITIES

         The Company intends to pursue collaborative opportunities, including licensing the use of selected products and technologies from third parties ("in-licensing"); acquisition of complementary technologies, products, or companies; product co-marketing arrangements; joint ventures; and strategic alliances. Many existing pharmaceutical products, or products currently under development, may be suitable candidates for specialty promotional or co-marketing campaigns. Accordingly, Kos intends to identify licensing, co-marketing, and product acquisition opportunities that can complement the Company's future product portfolio. In situations where third-party drug delivery technologies are complementary to the Company's drug development formulation capabilities, the Company may pursue licensing rights for such technology. The Company may also consider licensing certain of its products and technologies to third parties ("out-licensing").

         In particular, the Company intends to leverage its established specialty sales force, expected to consist of more than 125 experienced pharmaceutical field sales representatives in 1998, by pursuing acquisitions or licenses for currently marketed or late-development-stage cardiovascular products to complement its currently marketed NIASPAN product. To date, the Company has had no material discussions concerning such possible arrangements with other companies. There can be no assurance that the Company will be able to identify any suitable product candidate or, if identified, that a favorable agreement can be consummated.

         The Company intends to license marketing rights to NIASPAN for markets outside the United States to one or more established international pharmaceutical companies. To date, the Company has had no material discussions concerning such possible arrangements with other companies. Ultimately, the Company will consider establishing its own sales organization in selected foreign markets.

MARKETING

         Kos intends to market its branded proprietary products in the United States through its own specialty sales force. A fundamental element of the Company's product selection strategy is to focus on products where a relatively concentrated group of specialist physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by the Company's products. See "Business--NIASPAN--Marketing Strategy for NIASPAN."

         The Company expects to increase its detailing efforts to a larger group of cardiovascular specialists and other frequent prescribers of lipid-altering medications through additional full-time field sales representatives and the establishment of its own specialized flex-time (or part-time) sales force. The Company will also consider co-promoting NIASPAN with an established pharmaceutical company to augment the Company's own detailing efforts. During 1997, the Company has had limited discussions with several pharmaceutical companies to co-promote NIASPAN; however, there can be no assurance that a favorable agreement can be consummated.

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

         The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain non-CFC propellant aerosol formulations. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company's aerosol products under development may use a formulation covered by such European or U.S. patents. In such event the Company would be prevented from making, using or selling such products unless the Company obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company's development of products that are covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company's business.

         Various inhalation devices, technologies, and methods of use licensed from, or assigned to Kos by, researchers and engineers engaged in development projects or sponsored research on behalf of Kos are the subject of four issued and one allowed U.S. patent, as well as various corresponding foreign patents. Similar patents applied for in other foreign countries are pending and being pursued by the Company. Six patent applications on certain of the Company's products under development and pertaining to certain of the sponsored research activities are pending at the PTO. The Company believes that most of the once-a-day oral products in development under Kos' agreements with Fuisz are protected by various technology patents in the name of Fuisz.

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

MANUFACTURING

         In order to maximize the quality of developed products, assure compliance with regulatory requirements, and minimize costs, the Company intends to manufacture all of its products internally. The Company currently produces NIASPAN at its Hollywood, Florida facility, which has been inspected and approved by the FDA, and intends to begin production of NIASPAN at its Edison, New Jersey facility in 1998. The Company's Edison facility is currently configured, and largely equipped, to manufacture aerosol inhalation products as well as solid-dose products. Although the Company believes that both its Hollywood and Edison facilities currently operate using current good manufacturing practices ("cGMP") as required by the FDA for the manufacture of product to be sold or used in clinical trials, the Edison facility requires inspection and approval by the FDA before production for commercial sale can commence. The Company believes that it has produced adequate inventory to support the launch of NIASPAN. The Company also believes that it has sufficient capacity, with limited additional capital outlays, to accommodate sales volume for both solid-dose and aerosol products through the year 2000.

         The Company intends initially to contract the packaging of its solid-dose and aerosol products to third parties. The Company intends to begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company's raw materials, including the active ingredient in NIASPAN, niacin, are currently obtained from single sources of supply. The Company does not have a contractual arrangement with its supplier of niacin. There are, however, other bulk chemical manufacturers capable of supplying cGMP-grade niacin, and the Company is in the process of qualifying such additional sources of supply. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, although an alternate source for at least one such material will not be available because of the supplier's patent rights.

COMPETITION

         The Company's products will compete with existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. Competition among these products will be based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Many of the Company's existing or potential competitors have substantially greater financial, technical, and human resources than the Company and may be better equipped to develop, manufacture and market competitive products.

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

         Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in IR form, for treatment of hyperlipidemia. The Company is not aware that any such manufacturer is actively pursuing a NDA for the once-a-day use of niacin as a lipid-altering agent. The Company believes, however, that a generic manufacturer has performed an early-stage clinical study using niacin as a once-a-day treatment for lipid-altering. Further, the Company's NIASPAN product will compete with many existing lipid-altering medications, which currently account for more than 90% of the lipid-altering market.

GOVERNMENT REGULATION

         The development, manufacture and potential sales of prescription pharmaceutical products is subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical testing and to other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act ("FFDCA") and the Public Health Service Act and by comparable agencies in most foreign countries.

         Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an IND application, or its equivalent in countries outside the United States, where clinical trials are to be conducted. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and other elements of clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

         Data from preclinical and clinical trials are submitted to the FDA as a NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing a NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA or marketing authorization application if the regulatory criteria are not satisfied, or such authorities may require additional testing or information.

         Even after initial FDA or other health authority approval has been obtained, further trials, including Phase IV post-marketing trials, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes must be submitted to the FDA or other regulatory authority.

         The FFDCA also provides for NDA submissions that may rely in whole or in part on preclinical and clinical safety and efficacy data that are publicly available or are allowed to be referenced from another NDA. The Company may be able to utilize existing publicly available safety and efficacy data in filing NDAs for controlled-release products when such data exist for an approved immediate-release version of the same chemical entity. The Company intends to utilize all relevant available data for its products under development, where appropriate, in order to reduce preclinical and clinical testing and overall development time. There can be no assurance, however, that the FDA will accept such data in the Company's applications, or that such existing data will be available or useful.

         Certain amendments to the FFDCA established abbreviated application procedures for obtaining FDA approval for generic versions of brand name prescription drugs that are off patent or whose marketing exclusivity has expired. Approval to manufacture and market generic drugs is obtained by filing ANDAs. As a substitute for clinical trials, the FDA requires, among other items, data demonstrating that the ANDA drug formulation is bioequivalent to the previously approved brand name formulation. The advantage of the ANDA approval is that an ANDA applicant is not required to conduct preclinical studies and clinical trials to demonstrate that the product is safe and effective for its intended use.

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

         Completing the multitude of steps necessary prior to the commencement of marketing requires the expenditure of considerable resources and a lengthy period of time. Delay or failure in obtaining the required approvals, clearances, permits or inclusions by the Company or its future corporate partners or licensees, if any, would have a material adverse effect on the ability of the Company to generate sales or royalty revenue. Further, the passage and implementation of new or changed laws or regulations or the potential impact on the Company of such actions cannot be anticipated.

EMPLOYEES

         As of September 2, 1997, the Company had 249 permanent employees, of which 111 were engaged in marketing and sales, 76 were engaged in research and development, 39 were in manufacturing, and 23 were in administration. No employee is represented by a union. The Company regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

         The Company leased the following properties as of June 30, 1997:


                                                                                                            MINIMUM
                                                                                  LEASE EXPIRATION           ANNUAL
    LOCATION                            USE                   SQUARE FEET       (INCLUDING RENEWALS)          RENT
---------------         --------------------------------      -----------       --------------------        --------
Miami, FL               Corporate offices                       10,000              December 2000           $168,000
Miami Lakes, FL         Research admin. offices                 13,000              December 2000            218,000
Hollywood, FL           Manufacturing, research and
                        admin. offices                          23,500              November 2000            272,000
Edison, NJ              Manufacturing, research, and
                        admin. offices                          21,500               October 2003             85,500


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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock commenced trading on March 7, 1997, in the Nasdaq National Market System under the symbol "KOSP". As of September 2, 1997, there were 275 shareholders of record of the Company's Common Stock.

         The following table sets forth for the fiscal periods indicated, the range of high and low closing bids for the Company's Common Stock on the Nasdaq National Market System.

FISCAL YEAR ENDED JUNE 30, 1997                                                           HIGH             LOW
-------------------------------                                                         --------        ---------
Third Quarter (commencing March 7, 1997)..................................              $  24.25        $  19.25
Fourth Quarter............................................................                 30.00           22.00

FISCAL YEAR ENDED JUNE 30, 1998
-------------------------------

First Quarter (through September 10, 1997)................................                 40.00           27.00


          The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following consolidated selected financial data of the Company for the five years ended June 30, 1997, should be read in conjunction with "Management's Discussions and Analysis of Financial Condition" and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended June 30, 1997 and the balance sheet data at June 30, 1993, 1994, 1995, 1996, and 1997 are derived from the financial statements and the notes thereto of the Company audited by Arthur Andersen LLP. See "Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                                                     JULY 1, 1988
                                                                                                     (INCEPTION)
                                                           YEAR ENDED JUNE 30,                            TO
                                        -----------------------------------------------------------    JUNE 30,
                                           1993        1994        1995        1996        1997          1997
                                        ----------- ----------- -----------  ----------  ----------  ------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)

STATEMENT OF OPERATIONS:
Revenues                                 $       -   $      22   $      14    $      -    $       -    $      37
Operating Expenses:
     Research and development                4,930       6,663       8,387      13,816       17,881       56,586
     General, selling and
      administrative                         1,232       1,619       1,614       1,772        5,522       14,394
     Expense recognized on
        Modification of stock
        option grants(1)                         -           -           -       5,436            -        5,436
                                        ----------  ----------  ----------  ----------   ----------   ----------
        Total operating expenses             6,162       8,282      10,001      21,024       23,403       76,416

Other income                                    (1)         (2)          -           -           -           (10)
Interest (income) expense, net                 556       1,058       1,026         (14)        (925)       2,489
Interest expense-related parties                29          50          26           -          643          774
                                        ----------  ----------  ----------  ----------   ----------   ----------
Loss before minority interest               (6,746)     (9,366)    (11,039)    (21,010)     (23,121)     (79,632)
Minority interest(2)                             -        (164)          1          16            -         (148)
                                        ----------  ----------  ----------  ----------   ----------   ----------
Net loss                                 $  (6,746)  $  (9,530)  $ (11,038)   $(20,994)   $ (23,121)   $ (79,780)
                                        ==========  ==========  ==========  ==========   ==========   ==========
Net loss per share (3)                   $   (0.59)  $   (0.84)  $   (0.97)   $  (1.85)   $   (1.87)   $   (6.97)

Weighted average common shares
    in computing net loss per
    share(3)                            11,340,000  11,340,000  11,340,000  11,340,000   12,341,146   11,451,238

                                                                 JUNE 30,
                                        -----------------------------------------------------------
                                           1993        1994        1995        1996         1997
                                        ----------- ----------- -----------  ----------  ----------
BALANCE SHEET:
Cash and marketable securities          $      13    $      18   $      41    $    193    $ 58,362
Working capital (deficit)(4)              (15,235)     (25,394)     (1,129)         (8)     39,987
Total assets                                  686        1,574       2,355       2,281      65,106
Total debt                                 14,742       24,790           -           -      13,418
Deficit accumulated during the
  development stage (5)                   (15,096)     (24,626)    (35,664)    (56,658)    (79,780)
Shareholders' equity (deficit)(4)         (14,606)     (24,136)        943       1,914      44,989

---------------
(1) Reflects a non-cash charge associated with an extension of the exercise period for stock options granted during 1988 to 1990 to the Company's Chief Executive Officer and two independent consultants; no other material economic terms of these options were changed.
(2) Represents the minority shareholder's interest in Aeropharm, which interest was acquired by the Company in June 1996.
(3) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4) In March 1995, Kos Investments assumed repayment of a note payable to a bank in the principal amount of $30,372,000. This assumption was accounted for as a transfer to Kos Investments and as an increase in additional paid-in capital for the Company. See Note 6 of Notes to Consolidated Financial Statements.
(5) In connection with the transfer on June 30, 1996, of assets and liabilities from Holdings to the Company, net operating loss carryforwards, amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $22.3 million as of June 30, 1997), to offset future taxable net income, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc., principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm, a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized MDI products for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Holdings; established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company.

         Since inception, the Company has been a development stage company engaged primarily in the development of cardiovascular and respiratory pharmaceutical products. On March 12, 1997, the Company completed its initial public offering ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and Kos had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 1997, the Company had accumulated a deficit from operations of approximately $79.8 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company had no deferred tax assets as of June 30, 1996, and can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $22.3 million as of June 30, 1997), to offset future taxable net income, if any.

         On July 28, 1997, the Company was granted clearance by the FDA to market its lead product, NIASPAN. The Company began shipping NIASPAN to wholesalers in mid-August 1997, and it began detailing NIASPAN to physicians in September 1997. Accordingly, effective with its September 30, 1997 reporting period, Kos will no longer be classified as a development stage company. The Company's Board of Directors has determined to change the end of the Company's fiscal year from June 30 to December 31, effective with its December 31, 1997 reporting period.

RESULTS OF OPERATIONS

  YEARS ENDED JUNE 30, 1996 AND 1997

         The Company's research and development expenses increased from $13.8 million for the year ended June 30, 1996, to $17.9 million for the year ended June 30, 1997. Of the total increase in research and development expenses, $3.0 million was attributable to the cost of entering into an agreement during February 1997 with an unaffiliated generic drug manufacturer to resolve the effects of a potential patent interference proceeding. Increases in personnel costs and other costs, principally in connection with scale-up and validation of the Company's NIASPAN manufacturing facility, and in development costs associated with various third-party agreements also contributed to the increased research and development expenses for the year ended June 30, 1997. These increases in research and development expenses were partially offset by the absence in the year ended June 30, 1997, of the expenses for the clinical trials completed during the year ended June 30, 1996, in support of the filing of a NDA during May 1996 for NIASPAN, and by the absence of a $1.0 million payment made to Fuisz, during June 1996, to form a joint venture for the development of a future product. This future product continues to be in the very early stages of development and the Company cannot estimate when or if a commercially viable product will be developed. The Company expects research and development activities to increase as personnel are added and research activities are expanded to support the development of additional products and the conduct of additional clinical trials.

         General, selling and administrative expenses increased from $1.8 million for the year ended June 30, 1996, to $5.5 million for the year ended June 30, 1997. This increase was due primarily to the commencement of the Company's marketing activities, the hiring of additional personnel to support such marketing activities and the Company's increased administrative functions and professional fees. The Company expects that its general, selling and administrative expenses will continue to increase in support of its marketing efforts and development programs. During the year ended June 30, 1996, a $5.4 million non-cash charge was recorded for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and two independent consultants of the Company.

         From July 1, 1996, to the completion of the Company's IPO on March 12, 1997, the Company funded its operations from the proceeds of a Promissory Note dated July 1, 1996, issued to Kos Investments (the "Convertible Note"), the sole shareholder of Holdings. As of June 30, 1997, the Company had outstanding borrowings of approximately $13.4 million under this loan. As a result of the Convertible Note, the Company had approximately $643,000 of interest expense for the year ended June 30, 1997, compared with no such expense for the year ended June 30, 1996.

         The Company received approximately $65.9 million in net proceeds from its IPO. Of these proceeds, $58.3 million had not been utilized by the Company as of June 30, 1997, and were primarily invested in U.S. Treasury and highly-rated corporate securities. As a result of this investment in marketable securities, the Company recorded approximately $903,000 of interest income for the year ended June 30, 1997, compared with no such income for the year ended June 30, 1996.

         The Company incurred a net loss of $21.0 million for the year ended June 30, 1996, compared with a net loss of $23.1 million for the year ended June 30, 1997.

YEARS ENDED JUNE 30, 1995 AND 1996

         The Company's research and development expenses increased from $8.4 million for the fiscal year ended June 30, 1995, to $13.8 million for the year ended June 30, 1996. This increase was attributable primarily to licensing and development programs, hiring of additional personnel and increased clinical trials costs. Of the total increase in research and development expenses for the fiscal year ended June 30, 1996, $1.0 million was attributable to a payment by the Company in connection with the execution of an agreement with Fuisz to form a joint venture for the development of a future product. The parties have generally agreed to share the expenses of developing the product. Hiring of additional personnel principally related to manufacturing scale-up of certain of the Company's products under development and to support the filing of a NDA for NIASPAN.

         General, selling and administrative expenses increased from $1.6 million for the fiscal year ended June 30, 1995, to $1.8 million for the fiscal year ended June 30, 1996. The increase resulted primarily from the hiring of additional personnel to support the Company's administrative functions and to the acquisition of market research data. During the year ended June 30, 1996, a $5.4 million non-cash charge was recorded for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and two independent consultants of the Company.

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

         The Company incurred a net loss of $11.0 million for the fiscal year ended June 30, 1995, compared with $21.0 million for the fiscal year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From July 1, 1996, until the completion of the Company's IPO, the Company financed its operations from the proceeds of the Convertible Note, which had unpaid principal and interest balances of $13,395,000 and $643,000, respectively, as of June 30, 1997. At June 30, 1997, cash and cash equivalents totaled approximately $33.3 million, and available-for-sale securities totaled $25.1 million, substantially all of which were invested in short-term U.S. Treasury and highly-rated corporate securities. The Company expects to continue to incur significant costs in connection with the commercialization of NIASPAN and its ongoing research and development activities.

         The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and general, selling, and administrative expenses. As of June 30, 1997, the Company's net investment in fixed assets was approximately $3.3 million. The Company expects that additional equipment will be acquired and leasehold improvements will be made as the Company increases its research and development activities and in order to support manufacturing requirements. The Company had no material commitments for capital expenditures as of June 30, 1997.

         Although the Company anticipates that its cash, cash equivalents, available-for-sale securities and expected interest income thereon, will be sufficient to fund the Company's operations for the next 12 months, the Company's future cash requirements will be substantial and will depend on many factors, some of which are outside the control of the Company. Such factors include the problems, delays, expenses and complications frequently encountered by development stage companies in connection with the commercial launch of its first product; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; the success of the Company's sales and marketing programs; costs in filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. The Company may seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance, however, that additional funding will be available to the Company on acceptable terms, or at all.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to the Company's future cash flows, sales, gross margins, and operating costs, the effect of conditions in the pharmaceutical industry and the economy in general, regulatory developments, legal proceedings, as well as certain other risks. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this report, and in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Registration Statement on Form S-1 (File No. 333-35395) filed with the Securities and Exchange Commission on September 11, 1997, including the risk factors section thereof.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA.

         Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

                                                                                                             PAGE
                                                                                                             ----

         Report of Independent Certified Public Accountants..........................................         24

         Financial Statements:

             Consolidated Balance Sheets at June 30, 1996 and 1997...................................         25

             Consolidated Statements of Operations for the three years ended
                June 30, 1995, 1996 and 1997 and for the period from
                July 1, 1988 (inception) to June 30, 1997............................................         26

             Consolidated Statements of Shareholders' Equity (Deficit) for the period from
                July 1, 1988 (inception) to June 30, 1997............................................         27

             Consolidated Statements of Cash Flows for the three years ended
                June 30, 1995, 1996 and 1997 and for the period from
                July 1, 1988 (inception) to June 30, 1997............................................         28

         Notes to Consolidated Financial Statements..................................................         29

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

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,
                                                                              --------------------------------------
                                                                                       1996                1997
                                                                              -------------------   ----------------
ASSETS
Current Assets:
   Cash and cash equivalents.............................................         $      193,484      $  33,307,271
   Available-for-sale securities.........................................                      -         25,054,937
   Prepaid expenses and other current assets.............................                165,392            346,148
   Inventories...........................................................                      -          1,372,346
                                                                                  --------------      -------------

       Total current assets..............................................                358,876         60,080,702

Fixed Assets, net........................................................              1,921,943          3,272,120

Deposits.................................................................                      -          1,753,021
                                                                                  --------------      -------------

       Total assets......................................................         $    2,280,819      $  65,105,843
                                                                                  ==============      =============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current Liabilities:
   Accounts payable......................................................         $      195,299      $   2,430,267
   Accrued expenses......................................................                171,371          4,268,475
   Loan from Kos Investments, Inc........................................                      -         13,395,000
                                                                                  --------------      -------------

       Total current liabilities.........................................                366,670         20,093,742
                                                                                  --------------      -------------

Note Payable.............................................................                      -             23,271
                                                                                  --------------      -------------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding...........................                      -                  -
  Common stock, $.01 par value, 50,000,000 shares authorized, 10,000,000 and 14,772,500 shares issued and outstanding as of June 30, 1996
       and June 30, 1997, respectively...................................                100,000            147,725
   Additional paid-in capital............................................             58,472,323        124,620,649
   Deficit accumulated in the development stage..........................            (56,658,174)       (79,779,544)
                                                                                  --------------      -------------

       Total shareholders' equity........................................              1,914,149         44,988,830
                                                                                  --------------      -------------

       Total liabilities and shareholders' equity........................         $    2,280,819      $  65,105,843
                                                                                  ==============      =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            JULY 1, 1988
                                                             FOR THE YEAR ENDED JUNE 30,                    (INCEPTION)
                                                 -----------------------------------------------------       TO JUNE 30,
                                                      1995              1996               1997                 1997
                                                 ----------------  ----------------   ----------------   -----------------
Revenues.......................................    $     14,300      $          -       $          -       $      36,761

Expenses:
   Research and development....................       8,386,872        13,815,776         17,880,533          56,586,043
   General, selling and administrative.........       1,613,832         1,772,060          5,522,265          14,393,623
   Expense recognized on modification of
     stock option grants.......................               -         5,436,000                  -           5,436,000
                                                   ------------      ------------       ------------        ------------

                                                     10,000,704        21,023,836         23,402,798          76,415,666
                                                   ------------      ------------       ------------        ------------

Other (Income) Expense:
   Other income................................               -                 -                  -             (10,103)
   Interest (income) expense, net..............       1,025,559           (13,860)          (924,809)          2,489,188
   Interest expense-related parties............          26,898                 -            643,381             773,864
                                                   ------------      ------------       ------------        ------------

       Total other (income) expense............       1,052,457           (13,860)          (281,428)          3,252,949
                                                   ------------      ------------       ------------        ------------

       Loss before minority interest...........     (11,038,861)      (21,009,976)       (23,121,370)        (79,631,854)

 Minority Interest.............................             532            16,179                  -            (147,690)
                                                   ------------      ------------       ------------        ------------

       Net loss................................    $(11,038,329)     $(20,993,797)      $(23,121,370)       $(79,779,544)
                                                   ============      ============       ============        ============

Net Loss per Share.............................    $      (0.97)     $      (1.85)      $      (1.87)       $      (6.97)

Weighted Average Shares of Common
  Stock Outstanding............................      11,340,000        11,340,000         12,341,146          11,451,238
















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                                             ADDITIONAL          IN THE
                                                             COMMON           PAID-IN         DEVELOPMENT
                                                             STOCK            CAPITAL            STAGE            TOTAL
                                                        ---------------   --------------- ----------------- ---------------
Issuance of common stock..............................    $    100,000      $          -     $          -     $    100,000
Capital contributions from Parent.....................               -           390,000                -          390,000
Net loss..............................................               -                 -         (621,814)        (621,814)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1989..............................         100,000           390,000         (621,814)        (131,814)
Net loss..............................................               -                 -       (1,389,932)      (1,389,932)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1990..............................         100,000           390,000       (2,011,746)      (1,521,746)
Net loss..............................................               -                 -       (2,445,506)      (2,445,506)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1991..............................         100,000           390,000       (4,457,252)      (3,967,252)
Net loss..............................................               -                 -       (3,893,185)      (3,893,185)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1992..............................         100,000           390,000       (8,350,437)      (7,860,437)
Net loss..............................................               -                 -       (6,745,655)      (6,745,655)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1993..............................         100,000           390,000      (15,096,092)     (14,606,092)
Net loss..............................................               -                 -       (9,529,956)      (9,529,956)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1994..............................         100,000           390,000      (24,626,048)     (24,136,048)
Capital contributions from Parent.....................               -         5,745,000                -        5,745,000
Assumption of note payable by Parent..................               -        30,372,000                -       30,372,000
Net loss..............................................               -                 -      (11,038,329)     (11,038,329)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1995..............................         100,000        36,507,000      (35,664,377)         942,623
Capital contributions from Parent.....................               -        16,381,633                -       16,381,633
Modification of options...............................               -         5,436,000                -        5,436,000
Contribution of minority interest.....................               -           147,690                -          147,690
Net loss..............................................               -                 -      (20,993,797)     (20,993,797)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1996..............................         100,000        58,472,323      (56,658,174)       1,914,149
Issuance of common stock..............................          47,725        65,837,383                -       65,885,108
Stock options issued to non-employees.................               -           310,943                -          310,943
Net loss..............................................               -                 -      (23,121,370)     (23,121,370)
                                                          ------------      ------------     ------------     ------------

Balance at June 30, 1997..............................    $    147,725      $124,620,649     $(79,779,544)    $ 44,988,830
                                                          ============      ============     ============     ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            JULY 1, 1988
                                                                    FOR THE YEAR ENDED JUNE 30,              (INCEPTION)
                                                          -----------------------------------------------    TO JUNE 30,
                                                               1995             1996             1997            1997
                                                          --------------  --------------   --------------  --------------
Cash Flows from Operating Activities:
  Net loss.............................................    $ (11,038,329)  $ (20,993,797)   $ (23,121,370)  $ (79,779,544)
  Adjustments to reconcile net loss to net cash used
    in operating activities -
    Depreciation and amortization......................          409,528         522,288          649,038       2,238,785
    Provision for inventory obsolescence...............                -               -           75,000          75,000
    Minority interest..................................             (532)        (16,179)               -         147,690
    Compensation recognized on modification of
      stock option grants..............................                -       5,436,000                -       5,436,000
    Stock options issued to non-employees..............                -               -          310,943         310,943
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets........           55,729         (87,187)        (180,756)       (346,148)
      Inventories......................................                -               -       (1,447,346)     (1,447,346)
      Deposits.........................................                -               -       (1,753,021)     (1,753,021)
      Accounts payable.................................          130,011        (556,053)       2,234,968       2,430,267
      Accrued expenses.................................          362,359        (325,419)       4,097,104       4,268,475
                                                           -------------   -------------    -------------   -------------

      Net cash used in operating activities............      (10,081,234)    (16,020,347)     (19,135,440)    (68,418,899)
                                                           -------------   -------------    -------------   -------------

Cash Flows from Investing Activities:
  Investment purchases.................................                -               -      (25,054,937)    (25,054,937)
  Capital expenditures.................................       (1,223,221)       (208,775)      (1,999,215)     (5,510,905)
                                                           -------------   -------------    -------------   -------------

      Net cash used in investing activities............       (1,223,221)       (208,775)     (27,054,152)    (30,565,842)
                                                           -------------   -------------    -------------   -------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock...........                -               -       65,885,108      66,375,108
  Capital contributions received from Parent...........        5,745,000      16,381,633                -      22,126,633
  Borrowings under notes payable.......................        5,582,000               -           23,271      30,395,271
  Borrowings under loan from Kos Investments, Inc......                -               -       13,395,000      13,395,000
                                                           -------------   -------------    -------------   -------------

      Net cash provided by financing activities........       11,327,000      16,381,633       79,303,379     132,292,012
                                                           -------------   -------------    -------------   -------------

      Net increase in cash and cash equivalents........           22,545         152,511       33,113,787      33,307,271
Cash and Cash Equivalents, beginning of period.........           18,428          40,973          193,484               -
                                                           -------------   -------------    -------------   -------------

Cash and Cash Equivalents, end of period...............    $      40,973   $     193,484    $  33,307,271   $  33,307,271
                                                           =============   =============    =============   =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid........................................    $   1,387,377   $           -    $           -   $   3,476,267
                                                           =============   =============    =============   =============
Supplemental Disclosure of Non-cash Information:
  Transfer of note payable to Parent...................    $  30,372,000   $           -    $           -   $  30,372,000
                                                           =============   =============    =============   =============

  Contribution of minority interest to paid-in capital.    $           -   $     147,690    $           -   $     147,690
                                                           =============   =============    =============   =============



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

         On May 6, 1996, the Company submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for NIASPAN, its first product. On July 28, 1997, the Company obtained clearance from the FDA to market NIASPAN. NIASPAN is a once-a-day, oral, solid-dose controlled-release formulation of niacin for the treatment of hyperlipidemia, a multiple lipid disorder that is a primary risk factor for coronary heart disease. Niacin is a water soluble vitamin that has long been recognized as an effective pharmacological agent for the treatment of multiple lipid disorders including elevated LDL and low HDL.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

         As of June 30, 1996 and 1997, the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, and notes payable approximates fair value due to the short term nature of these accounts. See Note 3 for information regarding the fair value of available-for-sale securities.

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

                                                                       YEARS
                                                                       -----

       Furniture and equipment..........................................3-7

       Computer software and hardware...................................3-5

       Laboratory and manufacturing equipment...........................3-5

       Leasehold improvements......................................Life of lease


     RESEARCH AND DEVELOPMENT EXPENSES:

         All research and development expenses are reflected in the Company's consolidated statements of operations as incurred.

     LOSS PER SHARE:

         Loss per share is determined by dividing the net loss attributable to holders of the Company's common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding after applying the treasury stock method. For periods prior to the Company's IPO on March 12, 1997, common stock equivalents include the impact of the issuance of options issued within one year prior to the date of the Company's initial public offering at exercise prices less than the initial offering price, whether or not the effects are antidilutive. The impact of dilutive options and convertible debt, subsequent to March 31, 1997, has not been considered in the loss per share calculation as the effect would be antidilutive.

     INCOME TAXES:

         The Company follows the SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. As the net operating loss carryforwards, amounting to approximately $51,000,000 as of the Reorganization, were not transferred to the Company, the Company had no deferred tax assets or liabilities as of June 30, 1996. As of June 30, 1997, the Company has approximately $7,800,000 of deferred tax assets resulting from net operating loss carryforwards. However, due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved as of June 30, 1997.

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

                                                                    FAIR MARKET
                                                                       VALUE
                                                                    -----------

         U.S. government securities...............................  $ 4,951,900

         Corporate debt...........................................   20,103,037
                                                                    -----------

               Total..............................................  $25,054,937
                                                                    ===========



4.  INVENTORIES

         Inventories as of June 30, 1997 consist of:

           Raw materials.........................................   $   170,227

           Work in process.......................................     1,202,119
                                                                    -----------

                Total............................................   $ 1,372,346
                                                                    ===========



5.  FIXED ASSETS

       Fixed assets consist of the following:

                                                                                              JUNE 30,
                                                                                --------------------------------------
                                                                                      1996                 1997
                                                                                -----------------    -----------------
         Furniture and equipment.......................................            $   297,131          $   408,845
         Computer software and hardware................................                399,847              736,159
         Laboratory and manufacturing equipment........................              2,055,423            3,045,602
         Leasehold improvements........................................                759,289            1,320,299
                                                                                -----------------    -----------------
                                                                                     3,511,690            5,510,905
         Less-Accumulated depreciation and amortization................             (1,589,747)          (2,238,785)
                                                                                -----------------    -----------------

                   Fixed assets, net...................................            $ 1,921,943          $ 3,272,120
                                                                                =================    =================

6.  NOTE PAYABLE

         Michael Jaharis, the controlling shareholder of Investments, has personally guaranteed the repayment of a loan to Investments from certain financial institutions. Prior to March 21, 1995, the Company was the primary borrower under this loan, and therefore received the benefit of the personal guaranty extended by Mr. Jaharis. As consideration for Mr. Jaharis' personal guaranty, the Company agreed to pay Mr. Jaharis an annual fee of 0.25% of the average amount outstanding under the loan during the Company's fiscal year. In March 1995, the Company was released as a borrower under the loan. The assumption of the note payable to the bank has been accounted for as a transfer to Investments and is reflected as an increase in "Additional paid-in capital" in the accompanying consolidated statements of shareholders' equity.


         On July 1, 1996, the Company executed a loan in favor of Kos Investments, Inc. (the "Investments Loan") in the aggregate principal amount of up to $15,000,000, the proceeds of which were used to fund the Company's operations until the consummation of its IPO. Under the terms of the Investments Loan, interest accrues on the outstanding principal amount at First Union National Bank of Florida's prime rate commencing July 1, 1996, escalating to a rate of 1% over such prime rate during calendar year 1997, 2% over such prime rate during calendar year 1998, and 3% over such prime rate during calendar year 1999 until maturity. As of June 30, 1997, the Investments Loan accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13,395,000 and $643,000, respectively. Principal and interest under the Investments Loan is due on June 30, 1999, however, the Company may repay the Investments Loan in whole or in part prior to such date. From time to time, at Investments' option, principal and interest outstanding under the Investments Loan may be converted into common stock at a conversion price per share equal to the initial public offering price per share ($15.00).


7.  COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

         The Company has three employment agreements that require future minimum payments as follows:

         YEAR ENDING JUNE 30,                                    AMOUNT
         --------------------                                  -----------

              1998........................................     $   492,500

              1999........................................         300,000

              2000........................................         300,000

              2001........................................         300,000

              2002........................................         300,000
                                                               -----------

                                                               $ 1,692,500
                                                               ===========

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

     LEASE COMMITMENTS

         The Company has various operating leases for the rental of office space, laboratory facilities and of its sales force's vehicles that expire through fiscal 2001. Future minimum commitments under these agreements as of June 30, 1997, are as follows:


         YEAR ENDING JUNE 30,                                      AMOUNT
         --------------------                                    ----------

         1998.................................................   $1,102,567

         1999.................................................      638,829

         2000.................................................      365,409

         2001.................................................       76,311
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

                                                MINIMUM            ADDITIONAL
       YEAR ENDING JUNE 30,                     PAYMENT             PAYMENTS
       --------------------                   ----------           ----------

       1998.............................       $ 150,000            $ 375,000
       1999.............................               -              125,000
       2000.............................               -              375,000
                                              ----------           ----------

                                               $ 150,000            $ 875,000
                                              ==========           ==========

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

         The Company has also entered into a binding letter of intent forming a joint venture (the "Joint Venture") with a company related to the sale of a certain product using technology provided by that company. The Company paid $1,000,000 for the exclusive right to use the technology. Because of the uncertainties surrounding the use of the technology, as well as the lack of an existing technologically feasible product with commercial viability, such amount has been expensed and is included in "Research and development" in the accompanying 1996 consolidated statement of operations. Within 30 days following the filing of a NDA to the FDA for a certain product developed by the Joint Venture, or in the event management determines such NDA filing to be infeasible, any party to the Joint Venture investing in excess of the other party shall be entitled to consideration and a transfer to it from the Joint Venture of an amount not to exceed $1,250,000.

     SPONSORED RESEARCH

         The Company has research agreements with three universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment and facilities to conduct the research activities. Future minimum commitments under these agreements as of June 30, 1997, are as follows:

         YEAR ENDING JUNE 30,                                       AMOUNT
         --------------------                                      --------

         1998..................................................    $160,000

         1999..................................................     200,000

         2000..................................................     200,000
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

         The Company has granted options to purchase 2,424,500 shares of common stock to employees, consultants, management and directors, including options granted prior to the issuance of the Plan. Detail of option activity is as follows:

                                                                                           EXERCISE PRICES
                                                                               ------------------------------------
                                                               NUMBER OF                                WEIGHTED
                                                                SHARES               RANGE              AVERAGE
                                                            ---------------    ------------------    --------------

           Outstanding, June 30, 1995...............           1,885,000        $ 0.60 -  $ 3.33        $ 0.81
           Granted..................................             973,000                    7.00          7.00
                                                            ---------------

           Outstanding, June 30, 1996...............           2,158,000          0.60 -    7.00          3.60
           Granted..................................             299,000         15.00 -   29.94         19.96
           Canceled.................................             (32,500)                   7.00          7.00
                                                            ---------------

           Outstanding, June 30, 1997...............           2,424,500        $ 0.60 -  $29.94        $ 5.57
                                                            ===============


                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
          ----------------------------------- ---------------------------------------------------------------------
                                 NUMBER           WEIGHTED                            NUMBER
                             OUTSTANDING AT        AVERAGE           WEIGHTED       EXERCISABLE       WEIGHTED
              RANGE OF          JUNE 30,          REMAINING          AVERAGE         JUNE 30,         AVERAGE
           EXERCISE PRICES        1997        CONTRACTUAL LIFE    EXERCISE PRICE       1997        EXERCISE PRICE
          ------------------ ---------------- ------------------ ----------------- -------------- -----------------

            $0.75 to  $3.33          360,000      5.4 years           $1.22              360,000       $ 1.22
             0.60 to   7.00        1,765,500      9.0 years            4.02            1,361,500         3.14
            15.00 to  29.94          299,000      9.7 years           19.96               25,250        15.00
                                ------------                                          ----------

            $0.60 to $29.94        2,424,500                                           1,746,750
                                ============                                          ==========

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

         Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                                                       JUNE 30,
                                                          --------------------------------------------------------------
                                                                  1995                   1996                  1997
                                                          ------------------    -------------------    -----------------
        Net loss:

            As reported...................................    $(11,038,329)          $(20,993,797)        $(23,121,370)
            Pro Forma.....................................    $(11,038,329)          $(20,993,797)        $(24,062,167)

        Net loss per share:

            As reported...................................       $ (0.97)              $ (1.85)              $ (1.87)
            Pro Forma.....................................       $ (0.97)              $ (1.85)              $ (1.95)


9.  SUBSEQUENT EVENTS

         On July 28, 1997, the Company obtained clearance from the FDA to market NIASPAN.

10. RELATED-PARTY TRANSACTION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table provides information regarding the directors and executive officers of the Company as of September 2, 1997:

DIRECTORS AND EXECUTIVE OFFICERS

      NAME                              AGE      POSITION
      ----                              ---      --------
Michael Jaharis.....................     69      Chairman of the Board of Directors
Daniel M. Bell......................     55      President, Chief Executive Officer and Director
Robert E. Baldini...................     66      Vice Chairman of the Board of Directors
John Brademas, Ph.D.................     70      Director(1)
Steven Jaharis, M.D.................     37      Director(1)(2)
Louis C. Lasagna, M.D...............     74      Director(1)
Mark Novitch, M.D...................     65      Director(2)
Frederick B. Whittemore.............     66      Director(1)(2)
David J. Bova.......................     51      Senior Vice President, Product Development
Duncan H. Cocroft...................     54      Senior Vice President, Chief Administrative Officer
Anthony J. Cutie, Ph.D..............     53      Vice President, Aerosol Research & Development
David L. Heatherman.................     50      Vice President, Sales & Marketing
Frederick A. Sexton.................     38      Vice President, Technical Operations

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

         JOHN BRADEMAS, Ph.D. has served as a Director of the Company since the completion of the IPO. Dr. Brademas has been President Emeritus of New York University since 1992. Prior to 1992, he was President of New York University for eleven years and was the U.S. Representative in Congress for Indiana's Third District for twenty-two years. Dr. Brademas serves as a director of Texaco, Inc., Oxford University Press-USA, Scholastic, Inc., and Loews Corporation. He is a former Chairman of the Federal Reserve Bank of New York and a former director of the New York Stock Exchange.

         STEVEN JAHARIS, M.D. has served as a Director of the Company since its inception. Dr. Jaharis has been a practicing physician since 1990 and currently serves as a family practitioner at Rush Prudential H.M.O. Dr. Jaharis is the son of Michael Jaharis.

         LOUIS C. LASAGNA, M.D. has served as a Director of the Company since the completion of the IPO. Dr. Lasagna has served as the Dean of the Sackler School of Graduate Biomedical Sciences at Tufts University since 1984. Dr. Lasagna serves as a director of Astra U.S.A. Inc., a subsidiary of Astra AB, and R.P. Scherer Corp., and serves on the scientific advisory board of BioSpecifics Technologies Corporation.

         MARK NOVITCH, M.D. has served as a Director of the Company since the completion of the IPO. Dr. Novitch has served as Professor of Health Care Sciences at George Washington University since 1994. Dr. Novitch was with The Upjohn Company from 1985 to 1993, last serving as its Vice Chairman. From 1971 to 1985, Dr. Novitch was with the FDA, serving as Deputy Commissioner from 1981 to 1985. Dr. Novitch serves as a director of Alteon, Inc., Guidant Corporation, Neurogen Corporation, and Calypte Biomedical, Inc.

         FREDERICK B. WHITTEMORE has served as a Director of the Company since the completion of the IPO. Mr. Whittemore has been with Morgan Stanley Group since 1958 and presently serves as Advisory Director. Mr. Whittemore is a director of various mutual funds organized under Morgan Stanley Asset Management, Inc. Mr. Whittemore also serves as a director of Chesapeake Energy Corporation, PartnerRe Holdings, Ltd., and Integon, Inc.

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

         DUNCAN H. COCROFT joined the Company in September 1997 and serves as Senior Vice President, Chief Administrative Officer. Mr. Cocroft most recently served as Vice President and Chief Financial Officer of International Multifoods Corporation from 1990 to 1997. He previously served as Vice President and Treasurer for SmithKline Beecham plc., from 1987 to 1990. Mr. Cocroft also served as Vice President and Treasurer for PHH Group, Inc., from 1979 to 1987.

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

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                                                    -------------------------------------
                                       ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                ----------------------------------- -------------------------- ----------
                                                                    RESTRICTED    SECURITIES
                                                      OTHER ANNUAL     STOCK      UNDERLYING     LTIP      ALL OTHER
NAME AND                         SALARY      BONUS    COMPENSATION   AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
PRINCIPAL POSITION      YEAR       ($)        ($)         ($)           ($)          (#)          ($)        ($)(1)
------------------    --------- ---------- ---------- ------------- ------------ ------------- ---------- -------------
Daniel M. Bell          1997      262,500    150,000             -            -             -          -         4,329
   President and        1996      246,000          -             -            -       750,000 (2)      -         4,928
   CEO                  1995      246,000     10,000             -            -             -          -         1,814

David J. Bova           1997      201,250     25,000             -            -             -          -         1,295
   Senior V. P.,        1996      185,000     25,000             -            -             -          -         1,091
   Research and         1995      185,000          -             -            -             -          -           726
   Development

Frederick A. Sexton     1997      157,500      7,500             -            -             -          -           103
   Vice President,      1996       72,500     28,000             -            -        40,000          -        21,431
   Technical Operations 1995            -          -             -            -             -          -             -

Anthony J. Cutie        1997      150,000          -             -            -             -          -         7,289
   Vice President,      1996      137,500          -             -            -        50,000          -         6,547
   Aerosol R&D          1995      106,250      5,208             -            -             -          -         4,715

David Heatherman        1997      143,950     10,000             -            -        40,000          -           392
   Vice President,      1996            -          -             -            -             -          -             -
   Sales & Marketing    1995            -          -             -            -             -          -             -



---------------

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                    --------------------------------------------------------------
                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                         ANNUAL RATE OF
                        NUMBER OF      % OF TOTAL OPTIONS                            STOCK PRICE APPRECIATION
                       SECURITIES         GRANTED TO                                   FOR OPTION TERM(1)
                       UNDERLYING        EMPLOYEES IN      EXERCISE OR               ------------------------
                         OPTIONS            FISCAL         BASE PRICE  EXPIRATION
NAME                   GRANTED (#)           YEAR          ($/SHARE)      DATE          5%($)        10%($)
----                ------------------ ------------------  ----------- -----------   ------------  -----------

Daniel M. Bell                -                 -                  -            -              -            -
David J. Bova                 -                 -                  -            -              -            -
Frederick A. Sexton           -                 -                  -            -              -            -
Anthony J. Cutie              -                 -                  -            -              -            -
David Heatherman         40,000              14.1%          $  15.00     12/20/06     $  377,337    $ 956,246

---------------
(1) Amounts reflect hypothetical gains that could be achieved for the options if they are exercised at the end of the option term. Those gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the option was granted through the expiration date.


         The following table provides information about the number and value of options held by the Named Executive Officers at June 30, 1997:

                         FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-MONEY
                                UNEXERCISED OPTIONS AT FY-END(#)               OPTIONS AT FY-END($)(1)
NAME                            EXERCISABLE         UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
----                          ----------------    -----------------     -----------------    -----------------
Daniel M. Bell                    750,000                    -             $ 20,362,500            $      -
David J. Bova                     275,000                    -                7,425,000                   -
Frederick A. Sexton                10,000               30,000                  207,500             622,500
Anthony J. Cutie                   37,500               12,500                  778,125             259,375
David Heatherman                        -               40,000                        -             510,000

---------------
(1) The option value is based on the difference between the fair market value of the shares on June 30, 1997, which was $27.75 per share, and the option exercise price per share, multiplied by the number of shares of Common Stock subject to the option.


       ELECTION, COMMITTEES AND COMPENSATION OF DIRECTORS

         The Board of Directors has established two committees, a Compensation and Stock Option Committee (the "Compensation Committee") and an Audit Committee. The Compensation Committee administers the Company's 1996 Stock Option Plan (the "Option Plan") including, among other things, determining the amount, exercise price and vesting schedule of stock options awarded under the Option Plan. The Compensation Committee administers the Company's other compensation programs and performs such other duties as may from time to time be determined by the Board of Directors. The Compensation Committee comprises Dr. Jaharis, Dr. Novitch, and Mr. Whittemore.

         The Audit Committee reviews the scope and results of the annual audit of the Company's consolidated financial statements conducted by the Company's independent accountants, the scope of other services provided by the Company's independent accountants, proposed changes in the

Company's financial and accounting standards and principles, and the Company's policies and procedures with respect to its internal accounting, auditing and financing controls. The Audit Committee also examines and considers other matters relating to the financial affairs and accounting methods of the Company, including selection and retention of the Company's independent accountants. The Audit Committee comprises Dr. Brademas, Dr. Jaharis, Dr. Lasagna, and Mr. Whittemore.

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

       COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee is responsible for administering the Company's executive compensation, including base salaries, bonuses and awards of stock options. Dr. Jaharis, Dr. Novitch and Mr. Whittemore, each of whom is a non-employee director of the Company, constitute the Compensation Committee.

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

         As indicated below, the Company entered into an employment agreement dated as of July 1, 1996, with Mr. Bell, the Company's President and Chief Executive Officer. As President and Chief Executive Officer, Mr. Bell's bonus and stock option compensation is directly related to corporate performance. A portion of Mr. Bell's compensation for the fiscal year ended June 30, 1997, was determined by the Board of Directors prior to the establishment of the Compensation Committee. The factors that both the Board of Directors and the Compensation Committee considered in determining Mr. Bell's compensation were as follows. Mr. Bell is a co-founder of the Company and has been primarily responsible, since its inception, for managing the Company in its effort to develop and obtain regulatory approval to market its first product, NIASPAN. Mr. Bell has also been primarily responsible for the successful hiring of the Company's management team and the scale up of its manufacturing and marketing operations to support the commercial launch of NIASPAN. Finally, Mr. Bell was instrumental in the success of the Company's initial public offering of Common Stock in March, 1997.


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

         The Company entered into an employment agreement with David Bova dated as of June 15, 1996, pursuant to which Mr. Bova serves as Senior Vice President of the Company. This agreement constitutes an amendment and restatement of a previous employment agreement with Mr. Bova, dated December 18, 1992. Under the agreement, the term of Mr. Bova's employment terminates on December 31, 1997, unless earlier terminated for cause, upon the death or disability of Mr. Bova, or, at the election of Mr. Bova, upon a change in control of the Company. Notwithstanding the foregoing, the Company may exercise an option to extend the term of the agreement for up to twenty-four additional months. The agreement provides that Mr. Bova receive a base salary of $195,000 per year, which amount may be increased by the Company. In December 1996, the Company's Board of Directors determined to award a $25,000 bonus to Mr. Bova, payable to Mr. Bova in 1997. In the event that Mr. Bova is terminated without cause or upon a change in control of the Company, Mr. Bova is entitled to receive as severance compensation his base salary until December 31, 1997. In addition, the agreement provides that Mr. Bova receive royalties in an amount equal to one percent of the net sales of the Company's NIASPAN product and its combination product through December 31, 2003, up to a cap of $4,000,000. The agreement provides that, under certain enumerated circumstances, the royalty amount may be reduced to 0.5% of net sales. The agreement also provides that under certain specific circumstances, the

Company's obligation to pay royalties may cease upon Mr. Bova's termination with the Company. The agreement prohibits Mr. Bova from competing with the Company during the term of the agreement and for a period of two years after the termination thereof.


         The Company entered into an employment agreement with Anthony J. Cutie, Ph. D. dated as of June 20, 1996, pursuant to which Dr. Cutie serves as Vice President, Aerosol Research and Development. This agreement constitutes an amendment and restatement of a previous employment agreement with Dr. Cutie, dated September 1, 1993. Under the agreement, the term of Dr. Cutie's employment terminates on December 31, 1997, unless earlier terminated for cause, upon the death and disability of Dr. Cutie, or, at the election of Dr. Cutie upon a change in control of the Company. Notwithstanding the foregoing, the Company may exercise an option to extend the term of the agreement for up to forty-eight additional months, and Dr. Cutie may elect to extend the term of the agreement for up to ten years, during which period Dr. Cutie may serve the Company as a consultant. The agreement provides that Dr. Cutie receive a base salary of $165,000 per year, commencing July 1, 1997, which amount may be increased by the Company. In addition, the agreement provides that Dr. Cutie receive royalties in an amount equal to one percent of the net sales of the Company's aerosol products formulated by Dr. Cutie through December 31, 2005, up to a cap of $1,500,000. The agreement provides that, under certain circumstances, the royalty amount may be reduced to 0.5% of net sales. The agreement also provides that under certain circumstances, the Company's obligation to pay royalties may cease upon Dr. Cutie's termination. The agreement prohibits Dr. Cutie from competing with the Company during the term of the agreement and for a period of two years after the termination thereof.

       STOCK OPTION PLAN

         The Option Plan provides for the grant of both nonstatutory stock options and stock options intended to be treated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Option Plan is intended to provide incentives to, and rewards for, certain eligible employees, consultants and outside directors of the Company who have contributed and will continue to contribute to the success of the Company. The Option Plan was adopted by the Board of Directors and the shareholder of the Company in June 1996. An aggregate of 4,000,000 shares of Common Stock have been authorized for issuance under the Option Plan. As of September 2, 1997, the Company had granted options to purchase an aggregate of 2,749,300 shares of Common Stock under the Option Plan to employees and consultants at exercise prices ranging from $0.60 to $38.75 per share, including stock options covering an aggregate of 1,155,000 shares of Common Stock granted to the Company's Named Executive Officers. The Company has also granted options to purchase an aggregate of 325,000 shares of Common Stock outside of the Option Plan to an employee and a consultant, including stock options covering an aggregate of 275,000 shares of Common Stock granted to one of the Company's Named Executive Officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of September 2, 1997 by: (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each Named Executive Officer; and (iii) all directors and executive officers of the Company as a group. The calculation of the Percentage of Outstanding Shares is based on 14,772,718 Shares outstanding on September 2, 1997. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.

                                                      AMOUNT OF BENEFICIAL
                                                           OWNERSHIP
                                                        OF COMMON STOCK
                                                --------------------------------
                                                 TOTAL SHARES    PERCENTAGE OF
               NAME OF                           BENEFICIALLY     OUTSTANDING
           BENEFICIAL OWNER                          OWNED           SHARES
     -----------------------------              ---------------  ---------------

     Michael Jaharis(1)                            10,948,684          69.6%
     Daniel M. Bell(2)                                750,026           4.8%
     David J. Bova(3)                                 279,101           1.8%
     Anthony J. Cutie, Ph. D. (4)                      50,201              *
     David L. Heatherman (5)                           10,001              *
     Frederick A. Sexton (6)                           10,173              *
     Robert E. Baldini(7)                              50,001              *
     John Brademas                                          -              -
     Steven Jaharis(8)                                  5,001              *
     Louis C. Lasagna                                       -              -
     Mark Novitch                                           -              -
     Frederick B. Whittemore                                -              -
     All Executive Officers and Directors
        as a group (13 persons) (9)                12,103,188          71.7%

---------------
* Less than 1 percent

(1) All shares are held by Holdings, which is wholly owned by Kos Investments, of which Mr. Jaharis is the controlling shareholder. Includes 948,683 shares of Common Stock issuable to Kos Investments upon the conversion of the Convertible Note on August 31, 1997.
(2) Includes 750,000 shares of Common Stock that may be purchased by Mr. Bell pursuant to an option, which is currently exercisable.
(3) Includes 275,000 shares of Common Stock that may be purchased by Mr. Bova pursuant to an option, which is currently exercisable.
(4) Includes 50,000 shares of Common Stock that may be purchased by Dr. Cutie pursuant to an option, which is currently exercisable. Also includes 200 shares of Common Stock owned by Dr. Cutie's son, with respect to which Dr. Cutie disclaims beneficial ownership.
(5) Includes 10,000 shares of Common Stock that may be purchased by Mr. Heatherman pursuant to an option, which is currently exercisable.
(6) Includes 10,000 shares of Common Stock that may be purchased by Mr. Sexton pursuant to an option, which is currently exercisable. Also includes 172 shares of Common Stock owned by Mr. Sexton's wife, with respect to which Mr. Sexton disclaims beneficial ownership.
(7) Includes 50,000 shares of Common Stock that may be purchased by Mr. Baldini pursuant to an option, which is currently exercisable.
(8) Includes 5,000 shares of Common Stock that may be purchased by Dr. Jaharis pursuant to an option, which is currently exercisable.
(9) Includes 1,150,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or that may be exercised within 60 days. Also includes 948,683 shares of Common Stock that are issuable upon the conversion of the Convertible Note as of August 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company issued the Convertible Note to Kos Investments on July 1, 1996, the proceeds of which were used to fund the Company's operations until the consummation of the IPO. Michael Jaharis, the Chairman of the Company's Board of Directors, is the controlling shareholder of Kos Investments. Pursuant to the Convertible Note, Kos Investments agreed to loan the Company the aggregate principal amount of up to $15.0 million. Under the terms of the Convertible Note, interest accrues on the outstanding principal amount at First Union National Bank of Florida's prime rate commencing July 1, 1996, escalating to a rate of 1% over such prime rate during calendar year 1997, 2% over such prime rate during calendar year 1998, and 3% over such prime rate during calendar year 1999 until maturity. Principal and interest under the Convertible Note are due on June 30, 1999. From time to time, at Kos Investments' option, principal and interest outstanding under this note may be converted, in whole or in part, into Common Stock at a conversion price per share equal to the per share offering price in the Company's IPO of $15.00. As of June 30, 1997, the Company had borrowed $13,395,000 under the Convertible Note and interest in the amount of $643,000 had accrued under the Convertible Note. On September 8, 1997, Kos Investments notified the Company that it intends to convert all amounts outstanding under the Convertible Note to shares of Common Stock, effective upon the consummation of a proposed public offering registered with the Securities and Exchange Commission including shares of Common Stock owned by Holdings, a wholly-owned subsidiary of Kos Investments. Assuming the conversion occurs on October 31, 1997, the accrued interest under the Convertible Note on such date would be $1,022,524.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1. & 2.

                  The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 23 of this report.

                  3.  The following exhibits are filed herewith:

                  Exhibit
                  Number                             Exhibit Description
                  ------                             -------------------
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

                  10.1*       Employment Agreement dated as of July 1, 1996, between Daniel M. Bell and the Company

                  10.2*       Nonqualified Stock Option Agreement be and between the Company and Daniel
                              M. Bell dated as of June 20, 1996.

                  10.3*       Employment Agreement dated as of June 15, 1996, between David Bova and the Company

                  10.4*       Kos Pharmaceuticals, Inc. 1996 Stock Option Plan

                  10.5***     Employment Agreement dated June 20, 1996 by and between Aeropharm and
                              Anthony J. Cutie

                  10.6***     Option Agreement dated June 20, 1996 between Anthony J. Cutie and the
                              Company

                  10.7*+      Development Agreement by and between the Company and Fuisz Technologies
                              Ltd.

                  10.8*+      Option/Licensing Agreement by and between the Company and Fuisz
                              Technologies Ltd.


                  Exhibit
                  Number                             Exhibit Description
                  ------                             -------------------

                  10.9*+          Development Agreement by and between the Company and Fuisz Technologies
                                  Ltd.

                  10.10*+         Option/Licensing Agreement by and between the Company and Fuisz
                                  Technologies Ltd.

                  10.11*+         License Agreement by and between the Company and Upsher-Smith
                                  Laboratories, Inc., dated February 7, 1997

                  10.12*          Promissory Note, dated July 1, 1996, in favor of Kos Investments

                  10.13*          Registration Rights Agreement dated as of June 30, 1996 by and between the Company, Kos Holdings, Inc., and Kos Investments, Inc.

                  10.14*          Oakwood  Business Center Lease, dated May 2, 1991, between STS Buildings
                                  Associates, L.P. and the Company

                  10.15*          Oakwood Business Center Lease, dated May 15, 1990, between STS Buildings
                                  Associates, L.P. and the Company

                  10.16*          Modification and Extension Agreement, dated June 6, 1996, between STS
                                  Buildings Associates, L.P. and the Company

                  10.17*          Assignment and Second Modification of Lease Agreement, dated June 30,
                                  1996, by and between Oakwood Business Center Limited Partnership and the
                                  Company

                  10.18*          Assignment and Second Modification of Loan Agreement, dated June 30,
                                  1996, by and between Oakwood Business Center Limited Partnership and the
                                  Company

                  10.19*          Lease between Center Realty, L.P. and the Company, dated May 1993

                  10.20*          Third Modification of Lease Agreement, dated November 21, 1996, by and between Oakwood Business Center Limited Partnership and the Company

                  21*             Subsidiaries of the Company

                  27***           Financial Data Schedule

                  ----------------

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

                  ***  Previously filed as part of this Form 10-K.

                  + Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

         (b)      (i)   The Company filed a report of Form 8-K on July 29, 1997,
                  reporting in Item 5 therein the issuance of a press release by the Company on July 29, 1997.

                  (ii) The Company filed a report on Form 8-K on September 2, 1997, reporting in Item 8 therein a change in the date of the Company's fiscal year end.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Miami, State of Florida, on the 17th day of September, 1997.

                                        KOS PHARMACEUTICALS, INC.

                                        By: /s/ DANIEL M. BELL
                                            ----------------------------------
                                            Daniel M. Bell, President

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Bell and Duncan H. Cocroft and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                     TITLE                                     DATE
       ---------                                     -----                                     ----
/s/ MICHAEL JAHARIS
-------------------------------
Michael Jaharis                              Chairman of the Board                      September 17, 1997

/s/ DANIEL M. BELL
-------------------------------           President, Chief Executive                    September 17, 1997
Daniel M. Bell                                Officer and Director
                                         (Principal Executive Officer)

/s/ DUNCAN H. COCROFT                     Senior Vice President, Chief                  September 17, 1997
-------------------------------              Administrative Officer
Duncan H. Cocroft                        (Principal Financial Officer)

/s/ JUAN F. RODRIGUEZ                             Controller                            September 17, 1997
-------------------------------          (Principal Accounting Officer)
Juan F. Rodriguez


-------------------------------           Vice Chairman of the Board
Robert E. Baldini


-------------------------------
John Brademas                                      Director

/s/ STEVEN JAHARIS
-------------------------------
Steven Jaharis                                     Director                             September 17, 1997

/s/ LOUIS C. LASAGNA
-------------------------------
Louis C. Lasagna                                   Director                             September 17, 1997

/s/ MARK NOVITCH
-------------------------------
Mark Novitch                                       Director                             September 17, 1997

/s/ FREDERICK B. WHITTEMORE
-------------------------------
Frederick B. Whittemore                            Director                             September 17, 1997