Form 10-Q
period 1997-09-30
KOS PHARMACEUTICALS INC
filed 1997-11-14
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           FLORIDA                                                 65-0670898
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

            1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 507-3600

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                OUTSTANDING AT OCTOBER 31, 1997
         -----                                -------------------------------
Common Stock, par value $.01 per share                 17,163,695



                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1997
                  and June 30, 1997..............................................................            2

                  Condensed Consolidated Statements of Operations for the
                  three months ended September 30, 1997 and 1996.................................            3

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended September 30, 1997 and 1996.................................            4

                  Notes to Condensed Consolidated Financial Statements...........................            5

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................            7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.......................................................................           10

Item 6 - Exhibits and Reports on Form 8-K........................................................           10




*NIASPAN is a registered trademark of Kos Pharmaceuticals, Inc.



PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          SEPTEMBER        JUNE 30,
                                                                                          30, 1997           1997
                                                                                         ------------    -------------
                                                                                         (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents.........................................................      $  16,327       $  33,307
   Marketable securities.............................................................         31,635          25,055
   Trade accounts receivable, net....................................................          1,476               -
   Prepaid expenses and other current assets.........................................            323             346
   Inventories.......................................................................          2,167           1,372
                                                                                         -----------     -----------
       Total current assets..........................................................         51,928          60,080

Fixed Assets,  net...................................................................          5,059           3,272
Other Assets.........................................................................            635           1,753
                                                                                         -----------     -----------
       Total assets..................................................................         57,622       $  65,105
                                                                                         ===========     ===========

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities:
   Accounts payable..................................................................     $    3,350      $    2,430
   Accrued expenses..................................................................          6,005           4,268
   Convertible note..................................................................         13,395          13,395
                                                                                         -----------     -----------
       Total current liabilities.....................................................         22,750          20,093
                                                                                         -----------     -----------
Note Payable.........................................................................              -              23
                                                                                         -----------     -----------

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,                                    149             148
     14,883,625 and 14,772,500 shares issued and outstanding as of September 30, 1997  and June 30, 1997, respectively..........................
  Preferred stock, $.01 par value, 10,000,000 shares authorized,                                  -               -
     none issued and outstanding.....................................................
  Additional paid-in capital.........................................................        125,299         124,621
  Accumulated deficit................................................................        (90,576)        (79,780)
                                                                                         -----------     -----------
       Total shareholders' equity....................................................         34,872          44,989
                                                                                         -----------     -----------
       Total liabilities and shareholders' equity....................................      $  57,622      $   65,105
                                                                                         ===========     ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                                THREE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30,
                                                                                         ----------------------------
                                                                                            1997            1996
                                                                                         ------------    ------------
                                                                                                 (UNAUDITED)

Net Sales............................................................................      $   1,524     $         -
                                                                                         -----------     -----------

Costs and Expenses:
   Cost of sales.....................................................................            364               -
   Research and development..........................................................          5,150           2,784
   Selling, general and administrative...............................................          7,261             760
                                                                                         -----------     -----------
       Total costs and expenses......................................................         12,775           3,544

Other (Income) Expense:
   Interest (income) expense, net....................................................           (743)             (2)
   Interest expense-related parties..................................................            288              23
                                                                                         -----------     -----------
       Total other (income) expense..................................................           (455)             21
                                                                                         -----------     -----------
       Net loss......................................................................       $(10,796)        $(3,565)
                                                                                         ===========     ===========
Net loss per share...................................................................     $    (0.73)       $  (0.31)

Weighted average shares of common
  stock outstanding..................................................................         14,782          11,340



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                            1997             1996
                                                                                         ------------    -------------
                                                                                                 (UNAUDITED)

Cash Flows from Operating Activities:
  Net loss............................................................................     $(10,796)        $(3,565)
  Adjustments to reconcile net loss to net cash used
      in operating activities -
      Depreciation and amortization...................................................          258             134
      Other...........................................................................           33               -
      Changes in operating assets and liabilities:
        Trade accounts receivable, net................................................       (1,476)              -
        Prepaid expenses and other current assets.....................................           23              51
        Inventories...................................................................         (795)              -
        Other assets..................................................................        1,118               -
        Accounts payable..............................................................          920              68
        Accrued expenses..............................................................        1,737             171
                                                                                         ----------      ----------
               Net cash used in operating activities..................................       (8,978)         (3,141)
                                                                                         ----------      ----------

Cash Flows from Investing Activities:
  Investment in marketable securities.................................................       (6,580)              -
  Capital expenditures................................................................       (2,045)           (253)
                                                                                         ----------      ----------
               Net cash used in investing activities..................................       (8,625)           (253)
                                                                                         ----------      ----------

Cash Flows from Financing Activities:
  Stock options exercised.............................................................          646               -
  Payment of long-term debt...........................................................          (23)              -
  Borrowings under convertible note...................................................            -           3,405
                                                                                         ----------      ----------
               Net cash provided by financing activities..............................          623           3,405
                                                                                         ----------      ----------
               Net increase (decrease) in cash and                                          (16,980)             11
                cash equivalents......................................................

Cash and Cash Equivalents, beginning of period........................................       33,307             194
                                                                                         ----------      ----------
Cash and Cash Equivalents, end of period..............................................    $  16,327        $    205
                                                                                         ==========      ==========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

         The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K, as amended, for the fiscal year ended June 30, 1997.

         The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the quarter ending December 31, 1997. SFAS 128 requires the Company to change its method of computing, presenting, and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS 128. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

         The Company's Board of Directors has determined to change the end of the Company's fiscal year from June 30 to December 31, effective with its December 31, 1997 reporting period.

2.    INVENTORIES

         Inventories consist of the following:

                                                                                        SEPTEMBER         JUNE 30,
                                                                                        30, 1997            1997
                                                                                       ------------     ------------
                                                                                              (in thousands)
           Raw materials...........................................................       $    166         $    170
           Work in process.........................................................          1,105            1,202
           Finished goods..........................................................            896                -
                                                                                       -----------      -----------

                Total..............................................................        $ 2,167          $ 1,372
                                                                                       ===========      ===========


3.       STOCK OPTIONS

         As of September 30, 1997, the Company had issued options to purchase 2,434,300 shares of Common Stock, at exercise prices ranging from $0.60 to $38.75 per share, to employees, officers, directors, and consultants under the Plan. Of these, options to purchase 1,334,315 shares were exercisable. During the three month period ended September 30, 1997, options to purchase 334,800 shares of common stock were granted at exercise prices ranging from $27.25 to $38.75, and options to purchase 108,410 shares were exercised at exercise prices ranging from $7.00 to $15.00.

         Prior to the adoption of the Plan, the Company's Board of Directors granted options to purchase 325,000 shares of Common Stock, at exercise prices ranging from $0.75 to $3.33 per share, to an officer and to a consultant of the Company, all of which options were exercisable. Of these, options to purchase 2,500 shares of Common Stock at a price of $3.33 per share were exercised during the quarter ended September 30, 1997.

         The Company considered the provisions of SFAS No. 123 using the Black Scholes method to approximate an expense related to the issuance of stock options. The Company's Black Scholes calculation included an expected stock price volatility rate of 57.6%, a risk-free interest rate of 6.25%, no expected dividends and an expected option term of 5 years. As permitted by SFAS No. 123, however, the Company accounts for options issued to employees under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, except for options issued to non-employees, no deferred compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. On this basis, deferred compensation cost of $33,000 was recorded for options issued to directors and consultants for the three month period ended September 30, 1997.

         Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, using the same factors described in the Company's Form 10-K, as amended, the Company's Pro Forma net loss and net loss per share for the three months ended September 30, 1997 would have been $11,454,000 and $0.77, respectively.

4.       SUBSEQUENT EVENTS

         On October 24, 1997, the Company completed a public offering of 1,085,000 shares of its Common Stock, resulting in net proceeds to the Company of $44.1 million after deducting underwriters' discounts and commissions and before offering expenses.

         Also on October 24, 1997, Kos Investments, Inc. exercised its right to convert the Convertible Note and accrued interest, of $13,395,000 and $1,006,032, respectively, into shares of the Company's Common Stock at a conversion price per share of $15.00. As a result, 960,069 shares of the Company's Common Stock were issued to Kos Investments, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was incorporated in Florida on June 25, 1996, as a successor to the business of Kos Holdings, Inc. ("Holdings"), which was incorporated in Florida on July 1, 1988. The Company is engaged in developing and commercializing proprietary prescription pharmaceutical products, primarily for the treatment of certain chronic cardiovascular and respiratory diseases. On July 28, 1997, the Company was granted clearance by the FDA to market its first product, NIASPAN, for the treatment of multiple lipid disorders. The Company currently markets its NIASPAN product in the United States through its own specialty sales force.

         On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO") resulting in net proceeds to the Company of $65.9 million, after deducting underwriters' discounts and commissions and before offering expenses. On October 24, 1997, the Company completed a public offering of additional shares of Common Stock, including 1,085,000 shares issued and sold by the Company and 2,540,000 shares sold by certain selling shareholders. As a result of this offering, the Company received net proceeds of $44.1 million, after deducting underwriters' discounts and commissions and before offering expenses. These proceeds will be utilized to fund certain operating requirements, including sales and marketing and research and development expenses, working capital, and other general corporate purposes, including potential acquisitions.

         The Company's Board of Directors has determined to change the end of the Company's fiscal year from June 30 to December 31, effective with its December 31, 1997 reporting period.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         On July 28, 1997, the Company was granted clearance by the U.S. Food and Drug Administration to market its NIASPAN product. The Company began shipping its NIASPAN product to wholesalers in mid-August 1997, and it began detailing the product to physicians in September 1997. As a result, the Company recorded its initial product sales of $1.5 million during the three months ended September 30, 1997. The Company anticipates that such sales will increase modestly during the quarter ending December 31, 1997.

         The Company's research and development expenses increased to $5.2 million for the three month period ended September 30, 1997, from $2.8 million for the comparable period during fiscal 1996. The increase was attributable primarily to increases in licensing and development costs related to products under development, increases in clinical trial costs associated with the completion of a long-term safety study evaluating the NIASPAN product, and to pharmacokinetic studies to support the Company's product development programs. Increases in personnel and other costs, in connection with scale-up of the Company's aerosol research and development program and with certain other products under development, have also contributed to the higher research and development expenses in the 1997 quarter. The Company expects research and development expenses to continue to increase as personnel are added and research activities are expanded to support the development of additional products and the conduct of additional clinical trials.

         Selling, general and administrative expenses increased to $7.3 million for the three month period ended September 30, 1997, from $0.8 million for the comparable period during fiscal 1996. The increase reflects principally the commencement of the Company's sales and marketing activities, including the recruitment of the Company's field sales organization and the launching of a variety of promotional programs in connection with the introduction of the NIASPAN product. Administrative costs also increased in the 1997 quarter because of higher personnel costs and other expenses associated with the expanded activities of the Company since the 1996 quarter. The Company expects that its selling, general and administrative expenses will continue to increase in support of its broadening marketing efforts and its research and development programs. The Company intends to increase the size of its field sales force to more than 200 representatives by early 1998.

         From July 1, 1996, to the completion of the Company's IPO on March 12, 1997, the Company financed its operations from the proceeds of a convertible note (the "Convertible Note") issued to Kos Investments, Inc., the sole shareholder of Holdings. As of September 30, 1997, the Company had outstanding borrowings of $13.4 million under the Convertible Note, and the Company recorded $288,000 of interest expense for the three month period ended September 30, 1997, compared with $23,000 for the three month period ended September 30, 1996.

         The Company received $65.9 million in net proceeds from its IPO. Of these proceeds, $48.0 million were available as of September 30, 1997 and were invested in U.S. Treasury and highly-rated corporate securities. The Company recorded $717,000 of interest income for the three month period ended September 30, 1997.

         The Company reported a net loss of $10.8 million for the three month period ended September 30, 1997, compared with a net loss of $3.6 million for the three month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had consolidated cash, cash equivalents, and marketable securities aggregating $48.0 million, compared with $58.0 million at June 30, 1997. Approximately $9.0 million of this reduction resulted from cash used in operations of the Company during the quarter ending September 30, 1997.

         The Company recorded $2.0 million of capital expenditures during the quarter, primarily in support of its research and development activities. As of September 30, 1997, the Company's net investment in fixed assets was $5.1 million. The Company had no material commitments for capital expenditures as of September 30, 1997.

         On October 24, 1997, Kos Investments, Inc. exercised its right to convert the Convertible Note of $13,395,000 principal amount and $1,006,032 of accrued interest into 960,069 shares of the Company's Common Stock.

         Although the Company anticipates that the net proceeds from the public offering completed October 24, 1997, along with cash, cash equivalents, marketable securities and expected interest income thereon, will be sufficient to fund the Company's operations for at least the next 12 months, the Company's future cash requirements will be substantial and will depend on many factors, some of which are outside the control of the Company. Such factors include the problems, delays, expenses and complications frequently encountered by companies in connection with the commercial launch of its first product; the success of the Company's sales and marketing programs; patient acceptance of the Company's NIASPAN product; the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture or other arrangements; and changes in economic, regulatory or competitive conditions or the Company's planned business. The Company may seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance, however, that additional funding will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not related to historical results including statements relating to anticipated sales and the anticipated increase in the size of the Company's sales force, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to physician and patient acceptance of the NIASPAN product, the Company's ability to devote the resources required to adequately market the NIASPAN product, the Company's ability to recruit qualified personnel, the Company's future cash flows, sales, gross margins and operating costs, the effect of conditions in the pharmaceutical industry and the economy in general, regulatory developments, legal proceedings, as well as certain other risks. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Registration Statement on Form S-1 (File No. 333-35395) filed with the Securities and Exchange Commission on September 11, 1997, as amended, including the risk factors section thereof.

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

                                   KOS PHARMACEUTICALS, INC.



Date:  November 13, 1997           By: /S/ DANIEL M. BELL
                                     -------------------------------
                                       Daniel M. Bell, President


Date:  November 13, 1997           By: /S/ JUAN F. RODRIGUEZ
                                       -----------------------------
                                       Juan F. Rodriguez, Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT         DESCRIPTION
-------         -----------


27              Financial Data Schedule