Form 10-K405
period 1997-12-31
KOS PHARMACEUTICALS INC
filed 1998-03-27
CIK 1018952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ------------

                                  FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1997, to December 31, 1997

                       Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
               ---------------------------------------------------
               (Exact Name of Company as Specified in Its Charter)


                FLORIDA                                 65-0670898
    -------------------------------         -----------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


          1001 BRICKELL BAY DRIVE, 25TH FLOOR, MIAMI, FLORIDA 33131
          ---------------------------------------------------------
              (Address of Principal Executive Offices, Zip Code)

Company's Telephone Number, Including Area Code:     (305) 577-3464

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 27, 1998: $86,982,729.

   Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 27, 1998: 17,165,695

                     DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders

(incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                              TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           -----
Item 1.    Business.......................................................   1

Item 2.    Properties.....................................................  10

Item 3.    Legal Proceedings..............................................  10

Item 4.    Submission of Matters to a Vote of Securities Holders..........  10

PART II

Item 5.    Market for the Company's Common Stock and Related Shareholder
           Matters........................................................  11

Item 6.    Selected Consolidated Financial Data...........................  12

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  13

           Forward-Looking Information: Certain Cautionary Statements.....  17

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....  27

Item 8.    Consolidated Financial Statements and Supplementary Data.......  27

Item 9.    Changes in and Disagreements  with Accountants on Accounting
           and Financial Disclosures.....................................   46



PART III   ..............................................................   47



PART IV

Item 14.    Exhibits, Financial Schedules and Reports on Form 8-K.......    48

Signatures  ............................................................    50

Exhibit Index...........................................................    51


NIASPAN(R) is a registered trademark of Kos Pharmaceuticals, Inc.

                                     PART I

ITEM 1.  BUSINESS

    Kos Pharmaceuticals, Inc. ("Kos" or the "Company") is a fully-integrated specialty pharmaceutical company engaged in the development of proprietary prescription products for the treatment of certain chronic cardiovascular and respiratory diseases. The Company manufactures its lead product, NIASPAN, and markets such product directly through its own specialty sales force. The Company's cardiovascular products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company's respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company's proprietary inhalation devices.

    The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced harmful side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over such currently existing products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities ("NCEs"), may reduce regulatory and development risks and, in addition, may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. In addition to NIASPAN, five of the Company's six products under development require new drug application ("NDA") filings with the U.S. Food and Drug Administration ("FDA"). Although such NDA filings are more expensive and time consuming, developing products that require NDA approval offers several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

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

    The Company's predecessor, Kos Holdings, Inc. ("Holdings"), which was previously named Kos Pharmaceuticals, Inc., was incorporated in Florida on July 1, 1988. On June 25, 1996, Kos (named for the Greek island where Hippocrates founded the science of medicine) was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets (except for certain net operating loss carryforwards) and all of the liabilities of Holdings were transferred to the Company in exchange for shares of Common Stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating loss carryforwards and related tax benefits for Holdings. As a result, the Company had no tax assets or liabilities as of June 30, 1996. Kos Investments, Inc. ("Investments") is the sole shareholder of Holdings. Investments is controlled by, and serves as an investment vehicle for, Michael Jaharis, one of the Company's founders and its Chairman. All references in this 10-K to the Company include its wholly-owned subsidiary, Aeropharm Technology, Inc. ("Aeropharm"), and the business and operations of Holdings until June 30, 1996. The Company's principal executive offices are located at 1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131, and its telephone number is (305) 577-3464.

NIASPAN

   On July 28, 1997, the Company received clearance from the FDA to market NIASPAN for the treatment of mixed lipid disorders. NIASPAN is the first once-a-day, extended-release niacin product ever approved by the FDA for the treatment of mixed lipid disorders. The Company began shipping NIASPAN to wholesalers in mid-August 1997 and began detailing the product to physicians during September 1997.

   Niacin, the active ingredient in NIASPAN, is a water soluble vitamin long recognized by the National Institutes of Health ("NIH") and the American Heart Association ("AHA") as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein ("LDL") cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein ("HDL") cholesterol. The Company submitted its NDA for NIASPAN based principally on data from an aggregate of 633 NIASPAN-treated subjects involved in three double-blinded, placebo-controlled clinical trials and one long-term, open-label safety study at 17 sites throughout the United States. The results of these trials produced statistically significant changes in all major lipid components without serious treatment-related adverse events. Treatment with NIASPAN demonstrated a 14% to 19% reduction in LDL cholesterol, a 25% to 35% reduction in triglycerides, an increase of 22% to 29% in HDL cholesterol, and a reduction of 24% to 29% in lipoprotein (a) ("Lp(a)"). Moreover, NIASPAN's controlled-release formulation and dosing regimen reduced the liver toxicity and intolerable side effects generally associated with currently available formulations of niacin.

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

   The Company markets NIASPAN directly to specialist physicians within the cardiovascular market who are among the leading prescribers of lipid-altering medications. Specifically, the Company believes that there are approximately 18,000 such "lipid-management specialists," consisting of cardiologists, endocrinologists, internists, and general and family practitioners, who accounted for approximately 40% of the total prescriptions for lipid-altering medications in the United States in 1996. From launch through December 31, the Company estimates that it had detailed 18,000 physicians, including more than 50% of the lipid-management specialists.

    As part of the Company's detailing effort, three-week NIASPAN titration starter packs are given to physicians as a promotional item to start their patients on NIASPAN. These titration packs are generally dispensed without a prescription. Further, physicians being detailed by the Company may have had unsatisfactory experiences with currently available generic formulations of niacin, the active ingredient in NIASPAN. The Company believes, therefore, that since the launch of NIASPAN, many physicians have started only a limited number of selected patients on NIASPAN in order to confirm its efficacy, safety, and tolerability (i.e., employing a "trial use" strategy). Consequently, the Company believes that such a "trial use" strategy resulted in the modest growth of NIASPAN prescriptions. The Company anticipates that physicians will continue to employ a "trial use" strategy for at least the first half of 1998 and that physicians will broaden their usage of NIASPAN as they confirm its efficiacy, safety and tolerability.

   The marketing of NIASPAN focuses on the NIH recommendation that niacin be used as first-line drug therapy for the treatment of hyperlipidemia. Additionally, the Company informs physicians as to the manner in which NIASPAN achieves its safety and efficacy profile. This marketing program is implemented through direct office visits with selected physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of NIASPAN through brochures and product sample "starter packs" to encourage proper dose titration. Information delivered by the Company to physicians and patients includes a discussion about the flushing side effects of NIASPAN, including the importance of proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking NIASPAN will flush occasionally, the Company believes that the combination of Niaspan's formulation, its dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients. NIASPAN'S dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release ("IR") niacin. Since the launch of NIASPAN, the Company believes that the experience of patients taking NIASPAN has been comparable to that experienced by patients during the Company's well-controlled clinical trials evaluating NIASPAN prior to marketing.

PRODUCTS UNDER DEVELOPMENT

   Although the Company has obtained clearance from the FDA to market NIASPAN, each of its other products under development is at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that the Company will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of the Company's products under development. Thus, there can be no assurances that any of the Company's products under development will be developed and commercialized in a timely manner, or in accordance with the Company's plans or projections, or at all. The Company may determine to discontinue the development of any or all of its products under development at any time.

NICOSTATIN(TM)

   In addition to NIASPAN, Kos is developing internally Nicostatin(TM), which is a product that consists of a combination of NIASPAN and a currently marketed HMG CoA reductase inhibitor, or "statin," and is used to treat mixed lipid disorders. The Nicostatin(TM) product will require an NDA. The Company believes that a Once-A-Night(TM) tablet with the combined complementary properties of its Nicostatin(TM) product represents an effective modality for treating patients with mixed lipid disorders. The Company also believes that such a Once-A-Night(TM) product should offer significant improvement in patient compliance compared with taking each product independently under its recommended dosing regimen. The target market for the Nicostatin(TM) product consists of patients with mixed lipid disorders, including high total and LDL cholesterol with high triglycerides or low HDL cholesterol or both. The Company has completed formulation development of the product and plans to commence clinical pharmacology studies during 1998.

ISOSORBIDE-5-MONONITRATE

   Kos, in collaboration with Fuisz Technologies, Ltd. ("Fuisz"), is developing a once-a-day, controlled-release, oral, generic version of isosorbide-5-mononitrate ("IS-5-MN") for the prophylactic treatment of angina pectoris. This product will be a branded generic requiring an abbreviated new drug application ("ANDA") filing. A formulation of IS-5-MN has been developed and the Company completed an initial clinical pharmacology study during April 1997. The Company expects to complete pivotal clinical pharmacology studies and file an ANDA for IS-5-MN during 1998.

CAPTOPRIL

   The Company, also in collaboration with Fuisz, is developing a once-a-day, controlled-release version of captopril, an angiotensin converting enzyme ("ACE") inhibitor for the treatment of hypertension, for which a NDA is required. At present, captopril is dosed as an immediate-release tablet to be taken two or three times daily. There exist many generic forms of this IR product. The Company's investigational new drug ("IND") application for captopril was accepted by the FDA during the first half of 1997, and the Company subsequently completed an initial clinical pharmacology study. Results from the study indicated that the initial formulation of capotopril required modification. The Company, in collaboration with Fuisz, is modifying the formulation of captopril. There can be no assurances that the Company will elect to continue the development of captopril, or if it elects to do so, that the Company, in collaboration with Fuisz, would be able to successfully complete the development of a once-a-day captopril.

TRIAMCINOLONE AND FLUNISOLIDE WITH BREATH COORDINATED INHALER

   Kos is developing a proprietary non-CFC formulation of triamcinolone to be used with the Company's proprietary breath coordinated inhaler ("BCI"). Triamcinolone is a corticosteroid that is used to treat the underlying inflammation of asthma. This product will require the submission of a NDA. The Company believes that its BCI may improve the coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration. During 1997, the Company completed the formulation development of triamcinolone and commenced an initial clinical pharmacology study.

   Kos is also developing a non-CFC formulation of flunisolide to be used with its BCI. Flunisolide is a long-acting inhaled steroid for the treatment of asthma. The Kos formulation of flunisolide, for which an NDA is required, is currently in development.

ALBUTEROL

   The Company is developing a non-CFC formulation of albuterol to be dispensed in a generic metered-dose inhaler ("MDI"). Albuterol is a beta-agonist that is most commonly used to treat acute asthma attacks. This product is presently in the formulation development stage, and the Company expects that a clinical pharmacology study will commence during 1998.

BREATH ACTUATED INHALER WITH EITHER ALBUTEROL OR TRIAMCINOLONE AND OTHER DEVICE PRODUCTS

   Kos is developing a second proprietary MDI device, a breath actuated inhaler ("BAI"). The Company's BAI operates automatically and is being developed principally to address the difficulties often faced by children and the elderly in taking inhaled medication. The Company intends to develop the BAI with either its albuterol or triamcinolone non-CFC formulation. Clinical pharmacology trials with the BAI are expected to commence in 1999.

   The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. At present, the Company intends to use the inhalation dose counter on all of its proprietary inhalation devices.

COLLABORATIONS

   The Company collaborates with Fuisz, a company engaged in the development and commercialization of drug delivery and food applications, on the development of two products, captopril and IS-5-MN. In connection with this collaboration, Fuisz is responsible for formulating each product, Kos is responsible for the remainder of each development program and, Kos obtains exclusive rights to manufacture the formulated products and retains exclusive worldwide marketing rights upon exercising certain option rights. Kos is obligated to pay the development costs and pay license and development fees based on milestone achievements. In addition, Kos will pay royalties to Fuisz based on product sales by Kos.

   The Company is collaborating with certain other firms in the development of its proprietary inhalation devices.

LICENSING AND OTHER ACTIVITIES

   The Company intends to pursue collaborative opportunities, including licensing the use of selected products and technologies from third parties ("in-licensing"); acquisition of complementary technologies, products or companies; product co-marketing arrangements; joint ventures; and strategic alliances. Many existing pharmaceutical products, or products currently under development, may be suitable candidates for specialty promotional or co-marketing campaigns. Accordingly, Kos intends to attempt to identify licensing, co-marketing and product acquisition opportunities that can complement the Company's future product portfolio. In situations where third-party drug delivery technologies are complementary to the Company's drug development formulation capabilities, the Company may pursue licensing rights for such technology. The Company may also consider licensing certain of its products and technologies to third parties ("out-licensing").

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

   The Company has a patent application pending in the U.S. Patent and Trademark Office ("PTO") with claims covering NIASPAN's method-of-use consistent with its recommended once-a-day dosing regimen. The Company has been advised by the patent examiner that certain of these claims are allowable, but none of these claims have yet been issued as a patent by the PTO. The patent examiner has, however, indicated that it may submit Kos' patent application to the PTO's Board of Interference to determine whether it should declare an interference between such Kos application and a method-of-use patent issued to a privately owned generic manufacturer allegedly claiming the same dosing regimen invention.

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

   Various inhalation devices, technologies, and methods of use licensed from, or assigned to Kos by, researchers and engineers engaged in development projects or sponsored research on behalf of Kos are the subject of issued or allowed U.S. patents, as well as various foreign patents or patent applications. In addition, patent applications on certain of the Company's products under development or relating to certain sponsored research activities are pending at the PTO.

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

   As of March 23, 1998, the Company had a 191-person sales and marketing organization, including 161 field sales representatives. The majority of the sales and marketing personnel have considerable previous experience from major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing NIASPAN during September 1997. The Company intends to increase the size of its sales force to at least 200 representatives during 1998. The Company intends to leverage its initial NIASPAN sales force by marketing its future cardiovascular products, if and as they are approved, simultaneously with NIASPAN.

   The Company continues to be interested in co-promoting NIASPAN with a major pharmaceutical company, to augment the Company's own detailing efforts. Since the launch of NIASPAN, the Company has had discussions with several pharmaceutical companies about the possibility of co-promoting NIASPAN. There can be no assurance, however, that such discussions will continue or that, if continued, they will lead to an agreement that will be consummated on terms acceptable to the Company.

   The Company plans to license marketing rights for NIASPAN to an established marketing partner in major international markets. The Company has had initial discussions concerning such possible arrangements with other companies. There can be no assurance, however, that such an arrangement can be achieved on terms acceptable to the Company. Ultimately, the Company will consider establishing its own sales organization in selected foreign markets.

MANUFACTURING

   In order to maximize the quality of developed products, assure compliance with regulatory requirements, and minimize costs, the Company intends to manufacture all of its products internally. The Company currently produces NIASPAN at its Hollywood, Florida facility and intends to produce NIASPAN at its Edison, New Jersey facility beginning in 1999. The Company's Edison facility is currently configured, and largely equipped, to manufacture both solid-dose and aerosol inhalation products. Although the Company believes that its Edison facility currently operates using current good manufacturing practices as required by the FDA for the manufacture of product to be used in clinical trials, the facility requires inspection and approval by the FDA before the commercial sale of product manufactured at Edison can commence. The Company believes that it has sufficient capacity, with limited additional capital outlays, to accommodate sales volume for both solid-dose and aerosol products through the year 2000.

   The Company intends to continue to contract the packaging of its solid-dose and aerosol products to third parties. The Company intends to begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company's raw materials, including the active ingredient in NIASPAN, are currently obtained from single sources of supply. The Company does not have a contractual supply arrangement with the sole supplier of the active ingredient in NIASPAN. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredient in NIASPAN, although an alternate source for at least one such material will not be available because of the supplier's patent rights.

COMPETITION

   The Company's products will be competing with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. Competition among these products will be based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Most of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products.

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

   Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in IR form, for treatment of hyperlipidemia. The Company believes that a generic manufacturer has performed at least one early-stage clinical study using niacin as a once-a-day treatment for lipid-altering, and such manufacturer may be pursuing an NDA for such product. Further, the Company's NIASPAN product will compete with many existing lipid-altering medications, which currently account for more than 80% of the lipid-altering market.

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

   Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain

European countries, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit their export even if such products are approved for sale in other countries.

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

EMPLOYEES

   As of March 23, 1998, the Company had approximately 361 full-time employees. No employee is represented by a union. The Company regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

   The Company leased the following properties as of December 31, 1997:

                                                               LEASE EXPIRATION   MINIMUM
                                                             (INCLUDING RENEWAL    ANNUAL
  LOCATION                    USE               SQUARE FEET       OPTIONS)          RENT
---------------   ---------------------------   -----------   -----------------   --------
Miami, FL         Corporate offices                13,000       December 2000     $217,000
Miami Lakes, FL   Research and admin. offices      13,000       December 2000      218,000
Hollywood, FL     Manufacturing, research and
                  admin. offices                   23,500       November 2000      271,000

Edison, NJ        Manufacturing, research,
                  and admin. offices               32,500       October 2003       183,000

   The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   No matters were submitted to a vote of the Company's security holders during the transition period commencing July 1, 1997, and ending December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

   The Company's common stock, par value $.01 per share (the "Common Stock"), commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol "KOSP". As of March 12, 1998, there were 305 shareholders of record of the Company's Common Stock.

   The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company's Common Stock on the Nasdaq National Market System.

FISCAL YEAR ENDED DECEMBER 31, 1997                         HIGH        LOW
-----------------------------------                        -------    -------

First Quarter (commencing March 7, 1997)..............     $ 25.00    $ 19.25
Second Quarter........................................       30.50      19.75
Third Quarter.........................................       42.00      27.00
Fourth Quarter........................................       44.88      13.50


    The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following consolidated selected financial data of the Company for the five years ended December 31, 1997, should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                    YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                              1993            1994           1995            1996            1997
                                         ------------    ------------    ------------    ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS:
Net sales ............................   $       --      $         34    $          3    $       --      $      2,892
Cost of sales ........................           --              --              --              --               792
                                         ------------    ------------    ------------    ------------    ------------
       Gross profit ..................           --                34               3            --             2,100
                                         ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Research and development ..........          6,294           6,248          11,681          13,679          24,130
   General, selling and administrative          1,271           1,778           1,655           2,881          20,509
   Expense recognized on modification
      of stock option grants(1) ......           --              --              --             5,436            --
                                         ------------    ------------    ------------    ------------    ------------
       Total operating expenses ......          7,565           8,026          13,336          21,996          44,639
                                         ------------    ------------    ------------    ------------    ------------
Loss from operations .................         (7,565)         (7,992)        (13,333)        (21,996)        (42,539)
Other income (expense):
  Other income (expense) .............           --                 2            --              --               (10)
  Interest income (expense), net .....           (802)         (1,647)              6              11           2,787
  Interest expense-related parties ...           --               (55)           --              (136)           (868)
                                         ------------    ------------    ------------    ------------    ------------
        Loss before minority interest          (8,367)         (9,692)        (13,327)        (22,121)        (40,630)

Minority interest(2) .................           (164)             (3)              4              15            --
                                         ------------    ------------    ------------    ------------    ------------
   Net loss ..........................   $     (8,531)   $     (9,695)   $    (13,323)   $    (22,106)   $    (40,630)
                                         ============    ============    ============    ============    ============
Net loss per share, basic and
   diluted(3) ........................   $      (0.75)   $      (0.85)   $      (1.17)   $      (1.95)   $      (2.79)
Weighted average common shares in
   computing net loss per share(3)  ..     11,340,000      11,340,000      11,340,000      11,340,000      14,569,474


                                                                         DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                              1993           1994             1995           1996            1997
                                         ------------    ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
BALANCE SHEET:
Cash and marketable securities .......   $         16    $         78    $        229    $        358    $     70,396
Working capital (deficit)(4) .........        (20,464)        (30,763)           (445)         (9,355)         70,939
Total assets .........................          1,008           1,698           2,380           3,197          84,403
Total debt ...........................         20,405          30,372            --             8,355            --
Accumulated deficit(5) ...............        (20,199)        (29,894)        (43,217)        (65,322)       (105,952)
Shareholders' equity (deficit)(4) ....        (19,709)        (29,404)          1,390          (6,750)         77,870

-------------
(1)Reflects a non-cash charge associated with an extension of the exercise period for stock options granted during 1988 to 1990 to the Company's Chief Executive Officer and two independent consultants; no other material economic terms of these options were changed.
(2)Represents the minority shareholder's interest in Aeropharm Technology, Inc., which interest was acquired by the Company in June 1996.
(3)See Note 2. of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4)In March 1995, Kos Investments, Inc. assumed repayment of a note payable to a bank in the principal amount of $30,372,000. This assumption was accounted for as a transfer to Kos Investments, Inc. and as an increase in additional paid-in capital for the Company. See Note 8. of Notes to Consolidated Financial Statements.
(5)In connection with the transfer on June 30, 1996, of assets and liabilities from Kos Holdings, Inc. to the Company, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to approximately $47.0 million as of December 31, 1997), to offset future taxable net income, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technology, Inc. ("Aeropharm"), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. ("Holdings"); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this 10-K filing to the Company's business include the business and operations of Holdings until June 30, 1996.

   On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant sales and had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through December 31, 1997, the Company had accumulated a deficit from operations of approximately $106 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $47.0 million as of December 31, 1997, to offset future taxable net income, if any.

   From inception through its June 30, 1997, reporting period, the Company was a development stage company engaged primarily in the development of cardiovascular and respiratory pharmaceutical products. On July 28, 1997, the Company was granted clearance by the FDA to market its lead product, NIASPAN. The Company began shipping NIASPAN to wholesalers in mid-August 1997 and began detailing NIASPAN to physicians in September 1997. The Company's Board of Directors changed the end of the Company's fiscal year from June 30 to December 31 effective with its December 31, 1997, reporting period. Fiscal years presented and referred to in these consolidated financial statements, along with all other financial data, have been restated to conform with a December 31 fiscal year basis.

RESULTS OF OPERATIONS

   YEARS ENDED DECEMBER 31, 1997 AND 1996

   The Company began sales of its NIASPAN product during August 1997. For the period from August through December 31, 1997, the Company recorded net sales of the NIASPAN product of $2.9 million. Cost of sales for the same period totaled $0.8 million.

   The Company's research and development expenses increased to $24.1 million for the year ended December 31, 1997, from $13.7 million for the year ended December 31, 1996. Of the total increase in research and development expenses, $3.0 million was attributable to the cost of entering into an agreement, during February 1997, with an unaffiliated generic drug manufacturer to resolve the effects of a potential patent interference proceeding. Clinical trial costs associated with the completion of a long-term safety study evaluating the NIASPAN product and other products under development, licensing and development costs, and personnel costs also contributed to the higher research and development expenses for the year ended December 31, 1997. The Company expects research and development expenditures to increase as personnel are added and research activities are expanded to support the continued development of products in the Company's research pipeline as well as for additional development of products that may be identified.

   General, selling and administrative expenses increased to $20.5 million for the year ended December 31, 1997, from $8.3 million for the year ended December 31, 1996. The increase reflected primarily the commencement of the Company's sales and marketing activities, including the recruitment of the Company's field sales organization and the launching of a variety of promotional programs in connection with the introduction of the NIASPAN product. Administrative costs also increased during 1997 as a result of higher personnel costs and other expenses associated with the expanded activities of the Company. The increase in administrative expenses was offset in part by the absence during the year ended December 31, 1997, of a $5.4 million non-cash charge in 1996 for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and two independent consultants of the Company.

   From July 1, 1996, to the completion of its IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Convertible Note"), the sole shareholder of Holdings. The Convertible Note and its accrued interest were convertible into shares of the Company's Common Stock at a conversion price per share equal to the IPO price per share ($15.00). The Company recorded approximately $868,000 and $136,000 of interest expense for the years ended December 31, 1997, and 1996, respectively, as a result of the Convertible Note. On October 25, 1997, the outstanding principal and interest of the Convertible Note was converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13.4 million and $1.0 million, respectively.

   The Company received $65.9 million in net proceeds from its IPO, completed in March 1997, and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. As of December 31, 1997, $46.4 million of net proceeds from the IPO have been used to fund the Company's research and development, general, selling and administrative expenses, capital expenditures, and other working capital needs. The remaining $19.5 million of net proceeds from the IPO and the net proceeds from the follow-on offering, along with other cash balances, totaling $70.4 million as of December 31, 1997, were invested primarily in U.S. Treasury securities. The Company recorded $2.8 million of interest income for the year ended December 31, 1997, compared with $11,000 for the year ended December 31, 1996.

   The Company incurred a net loss of $40.6 million for the year ended December 31, 1997, compared with a net loss of $22.1 million for the year ended December 31, 1996. The Company expects greater losses in 1998 as a result of substantially increased general, selling and administrative expenses, and higher research and development costs, not offset entirely by the net proceeds from sales of the NIASPAN product.

   YEARS ENDED DECEMBER 31, 1996 AND 1995

   The Company's research and development expenses increased to $13.7 million for the fiscal year ended December 31, 1996, from $11.7 million for the year ended December 31, 1995. The increase was attributable primarily to licensing and development programs and the hiring of additional personnel to support the Company's research and development functions. Hiring of additional personnel, principally related to manufacturing scale-up of certain of the Company's products under development and to support the filing of a NDA for NIASPAN, also contributed to the increase in research and development expenses. These increases were partially offset by reduced costs for clinical trials for NIASPAN following the substantial completion of such trials in the year ended December 31, 1995, in support of the filing during May 1996 of the NIASPAN NDA.

   General, selling and administrative expenses increased to $8.3 million for the fiscal year ended December 31, 1996, from $1.7 million for the fiscal year ended December 31, 1995. This increase was attributable principally to the hiring of additional personnel to support the Company's administrative functions, and to the acquisition of market research data. During the year ended December 31, 1996, a $5.4 million non-cash charge was recorded for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and two independent consultants of the Company.

   The Company recorded $136,000 as interest expense resulting from the Convertible Note during the year ended December 31, 1996, as compared with no such expense during the year ended December 31, 1995.

   The Company incurred a net loss of $22.1 million for the year ended December 31, 1996, compared with $13.3 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the Company's working capital totaled approximately $70.9 million, including cash and cash equivalents, and marketable securities totaling $70.4 million. The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and general, selling and administrative expenses. As of December 31, 1997, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was approximately $6.9 million. During the year ended December 31, 1997, the Company spent $5.2 million in capital expenditures. The Company expects to nearly double capital expenditures in 1998, primarily for additional equipment and facilities related to its research and development, and manufacturing requirements.

   Although the Company currently anticipates that it has an amount of working capital that will be sufficient to fund the Company's operations through December 31, 1998, the Company's cash requirements during and after its fiscal year ending December 31, 1998, will be substantial and may exceed the amount of the Company's working capital. The Company must generate significant sales of its NIASPAN product during 1998 in order to fund its operating requirements and maintain an adequate level of working capital through the end of the year; however, there can be no assurance that such sales can be achieved. The Company's failure to achieve such sales and other events, including the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital prior to the end of such year. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital in 1998 through loans, which may include a bank line of credit, or through the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance, however, that any additional capital will be available to the Company on acceptable terms, or at all.


CONTINGENCIES

     The Company has performed an initial assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. Based on the Company's initial assessment, it believes that its accounting systems substantially avoid the "Year 2000 Issue," thereby enabling it to properly process critical financial and operational information.

           FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

MARKET ACCEPTANCE OF NIASPAN

   The Company's success currently depends primarily upon its ability to successfully market and sell its NIASPAN product. The Company's ability to successfully market and sell its NIASPAN product will depend significantly on the acceptance of the NIASPAN product by physicians and their patients. The Company believes that intolerable flushing and potential liver toxicity are the principal reasons why physicians generally have been reluctant to prescribe or recommend currently available formulations of niacin. Flushing episodes are often characterized by facial redness, tingling or rash. Although most patients taking NIASPAN will sometimes flush, the formulation and dosing regimen for NIASPAN have been designed to maximize patient acceptance and minimize the occurrence of flushing. There can be no assurance, however, that patients using NIASPAN will not suffer episodes of flushing that they consider intolerable. The failure of physicians to prescribe NIASPAN or the failure of patients to continue taking NIASPAN due to intolerable flushing or to other side effects would have a material adverse effect on the Company.

   Physicians have also been reluctant to prescribe or recommend certain currently available formulations of niacin because of potential liver toxicity associated with these formulations. Although clinical trials conducted using NIASPAN demonstrated that fewer than 1% of patients experienced clinically significant elevations in liver enzyme levels, there can be no assurance that patients using NIASPAN in actual practice will not experience clinically significant elevations of liver enzymes or other side effects at a rate higher than those experienced in the Company's clinical trials. The Company believes that since the launch of its NIASPAN product, many physicians have started only a limited number of selected patients on the NIASPAN product in order to confirm the product's efficacy, safety, and tolerability. Consequently, the Company believes that such "trial use" strategy has resulted in the modest growth of NIASPAN prescriptions. The Company anticipates that physicians will continue to employ a "trial use" strategy until they have confirmed the efficacy, safety, and tolerability of the NIASPAN product. Until such time, the Company anticipates that it will continue to experience modest growth in the sales of its NIASPAN product. There can be no assurance, however, that physicians employing such "trial use" will at any time adopt the NIASPAN product for broad use in their prescribing pattern for treating lipid disorders. Their failure to do so would have a material adverse effect on the NIASPAN product's sales potential and on the Company's financial condition.

   Unanticipated side effects or unfavorable publicity concerning the NIASPAN product or any other product incorporating technology similar to that used in the NIASPAN product also could have an adverse effect on the Company's ability to obtain regulatory approvals, to achieve acceptance by prescribing physicians, managed care providers, or patients; any of which would have a material adverse effect on the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

   To date, the Company has dedicated most of its financial resources to the development and commercialization of its NIASPAN product, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the next twelve months, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the commercial launch of the NIASPAN product and for investments in its research and development programs. No assurance can be given that additional significant losses will not continue thereafter. The Company's ability to achieve and maintain profitability will depend, among other things, on the commercial success of the NIASPAN product; on the Company's ability to successfully exploit its manufacturing and sales and marketing capabilities; to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for its products under development; and on its ability to maintain sufficient funds to finance its activities. As of December 31, 1997, the Company's accumulated deficit was $106.0 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Holdings and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to approximately $47.0 million as of December 31, 1997), to offset future taxable net income, if any. There can be no assurance, however, that the Company will be able to achieve profitability to utilize such carryforwards or that profitability, if any, can be sustained.

LIMITED SALES AND MARKETING EXPERIENCE AND RESOURCES

   Although the Company markets its NIASPAN product and intends to market its other products under development through its own specialty sales force, its marketing experience to date is limited. Substantial resources will continue to be required for the Company to promote the sale of the NIASPAN product and its products under development. There can be no assurance that the Company will be able to devote resources to NIASPAN or its other products under development sufficient to achieve market acceptance. The Company's failure to expend the resources to adequately promote the NIASPAN product or its products under development would have a material adverse effect on the Company.

   Moreover, the Company has fewer sales persons than many of its competitors and there can be no assurance that the Company's sales force will be able to detail successfully physicians who prescribe lipid-altering medications. Although the Company has stated that it intends to increase the size of its sales force to at least 200 representatives during 1998, there can be no assurance that the Company will be able to attract and hire additional sales representatives or retain its current sales representatives, that any additional representatives hired by the Company will be immediately effective in promoting the sale of the NIASPAN product, or that such number of sales representatives will be able to generate significant sales of the NIASPAN product. The failure of the Company to hire additional sales representatives or the failure of such representatives to quickly generate sales of the Niaspan product could have a material adverse effect on the Company.

PRODUCTS UNDER DEVELOPMENT

   Although the Company obtained clearance from the FDA to market NIASPAN, there can be no assurance that the Company will be able to successfully formulate any of its other products as planned, or that the Company will be successful in demonstrating the safety and efficacy of such products in human clinical trials. These trials may be costly and time-consuming. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Even if regulatory approval is secured, the Company's products under development may later produce adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. The Company may discontinue the development of any of its products under development at any time.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

   The Company has experienced negative cash flows from operations since its inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development, including clinical trials of its products under development, and to commercialize NIASPAN and its products under development if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources to fund the operations of the Company until December 31, 1998. The Company, however, may need or elect to raise additional capital prior to such date. The Company's capital requirements will depend on many factors, primarily relating to the near-term commercial success of NIASPAN; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Company's NIASPAN product, and that testing and regulatory procedures relating to the Company's products under development can be conducted at projected costs and within projected time frames. There can be no assurances that any of these assumptions will prove to be accurate.

   To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public markets may be adversely affected if the Company's sales of its NIASPAN product do not increase, if the results of the Company's clinical trials for its products under development are not favorable, or if regulatory approval for any of the Company's products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to NIASPAN or to some or all of its technologies or products under development. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

PATENTS AND TRADEMARKS; INTERFERENCE

   The Company's ability to commercialize any of its products under development will depend, in part, on its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents for which the Company has applied relating to NIASPAN and certain other of the Company's products under development are based on, among other things, the timed administration of NIASPAN. If the indications treated by NIASPAN and such other products under development could be treated using drugs without such timed administration, the Company's patents, if issued, would not prevent the use of such drugs for the treatment of such indications, which would have a material adverse effect on the Company. There can be no assurance that the patent applications licensed to or owned by the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable or that any patents will provide meaningful protection to the Company.

   In general, the U.S. patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. Composition-of-matter protection is not available for the active ingredient in NIASPAN. The active ingredient in NIASPAN, niacin, is currently sold in the United States and other markets for lipid altering and for other uses. Even in jurisdictions where the use of the active ingredient in NIASPAN for lipid altering and other indications may be covered by the claims of a use patent licensed to the Company, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of NIASPAN, thereby potentially reducing the sales of NIASPAN.

   The Company has a patent application pending in the U.S. Patent and Trademark Office ("PTO") with claims covering NIASPAN's method-of-use consistent with its recommended once-a-day dosing regimen. The Company has been advised by the patent examiner that certain of these claims are allowable, but none of the claims have yet been issued as a patent. The patent examiner has, however, indicated that it may submit Kos' patent application to the PTO's Board of Interference to determine whether it should declare an interference between such Kos application and a method-of-use patent issued to a privately owned generic manufacturer allegedly claiming the same dosing regimen invention. On February 7, 1997, the Company and such generic manufacturer entered into a cross-licensing agreement (the "License Agreement") pursuant to which the parties agreed to resolve, as between themselves, the effects of such potential interference by granting licenses under their respective patent application and patent.

   The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain non-CFC propellant-driven aerosol formulations. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company's aerosol products under development may use a formulation covered by such European or U.S. patents. In such event, the Company would be prevented from making, using or selling such products unless the Company obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company's development of products that are covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company's business.

   The patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. There can be no assurance that the patents owned and licensed by the Company, or any future patents, will prevent other companies from developing similar or therapeutically equivalent products or that others will not be issued patents that may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by the Company. Furthermore, there can be no assurance that any of the Company's future products or methods will be patentable, that such products or methods will not infringe upon the patents of third parties, or that the Company's patents or future patents will give the Company an exclusive position in the subject matter claimed by those patents. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, on terms and conditions acceptable to the Company, or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have or will devote sufficient resources to pursue such litigation. If the Company does not obtain a license under such patents, is found liable for infringement or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

   The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products under development, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

   The Company engages in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements. Several legislative bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form such new laws may take. Accordingly, the effect of such potential legislative changes on the Company's intellectual property estate is uncertain.

COMPETITION AND TECHNOLOGICAL CHANGE

   The active ingredient in NIASPAN, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, there can be no assurance that physicians will not prescribe or recommend some of these unapproved niacin formulations, using the NIASPAN dosing regimen, to try to achieve the same results as NIASPAN. Substitution of other niacin formulations for NIASPAN could have a material adverse effect on the Company. Moreover, manufacturers of other niacin formulations could promote their products using the NIASPAN dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market NIASPAN. Although such promotion would be a violation of FDA regulations, the occurrence of such practices would have a material adverse effect on the Company. Moreover, many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than the Company. There can be no assurance that NIASPAN or any other product developed by the Company will be able to compete successfully with any of those products.

   Many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than the Company's may develop products that directly compete with the Company's products. Even if the Company's products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts, and other factors. These entities may succeed in developing products that are safer, more effective or less costly than the products developed by the Company. There can be no assurance that any products developed by the Company will be able to compete successfully with any of those products.

GOVERNMENT REGULATION; NO ASSURANCES OF REGULATORY APPROVAL

   The Company's research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of its products are currently subject to extensive regulation by the FDA and may in the future be subject to foreign regulations. The drug approval process takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Although the Company may consult the FDA for guidance in developing protocols for clinical trials, that consultation provides no assurance that the FDA will accept the clinical trials as adequate or well-controlled or accept the results of those trials. In addition, delays or rejections of applications for regulatory approval may result from changes in or additions to FDA regulations concerning the drug approval process. Similar delays may also be encountered in foreign countries. There can be no assurance that any regulatory review will be conducted in a timely manner or that regulatory approvals will be obtained for any products developed by the Company. Even if regulatory approval of a product is obtained, the approval may be limited as to the indicated uses for which it may be promoted or marketed. In addition, a marketed drug, its bulk chemical supplier, its manufacturer and its manufacturing facilities are subject to continual regulatory review and periodic inspections, and later discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on such products or manufacturers, which may require a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on the Company.

   The Company's business is also subject to regulation under state, federal and local laws, rules, regulations and policies relating to the protection of the environment and health and safety, including those governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials. The Company believes that it is in compliance in all material respects with all such laws, rules, regulations and policies applicable to the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with such environmental and health and safety laws and regulations in the future. The Company's research and development involves the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable state, federal and local regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company and materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN COLLABORATORS

   The Company relies on third parties for certain aspects of the development of certain of its products under development. The Company is collaborating with Fuisz on the development of two products. Pursuant to this collaboration, Kos is responsible for conducting pharmacokinetic studies and clinical trials and Fuisz is responsible for the formulation of such products. The Company is not aware of any FDA approved products that have successfully incorporated Fuisz' microsphere technology, which is intended to be used in one of the products being developed under such collaborations. The Company's ability to commercialize these products may depend to a significant extent on the efforts of Fuisz, over which the Company has no control. There can be no assurance that Fuisz will be successful in developing any of the Company's products under development. The Company also relies on other third parties for certain aspects of the development of the Company's presently planned or future products. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party's employees responsible for the project, the third party's commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP

   The Company currently manufactures NIASPAN in one manufacturing plant that has been inspected and approved by the FDA, and it manufactures clinical materials for its products under development in another manufacturing plant. The Company believes both plants operate in substantial compliance with current Good Manufacturing Practices ("cGMP") regulations for the manufacture of pharmaceutical products. The Company may need to further scale-up certain of its current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. Failure by the Company to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process or to comply with cGMP regulations and other regulations could delay the approval of the Company's products under development or limit the Company's ability to meet the demand for its products, either of which would have a material adverse effect on the Company. Such occurrences may require the Company to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

   The Company's ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for NIASPAN or the Company's products under development are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations ("HMOs"). Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for NIASPAN or the Company's products under development. Such cost containment measures and potential legislative reform could affect the Company's ability to sell NIASPAN or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. There can be no assurance that reimbursement in the United States or foreign countries will be available for NIASPAN or any of the Company's products under development, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, NIASPAN or the Company's products under development. The unavailability or inadequacy of third-party reimbursement for NIASPAN or the Company's products under development would have a material adverse effect on the Company.

DEPENDENCE ON SINGLE SOURCES OF SUPPLY

   Some materials used in the Company's products, including niacin, the active ingredient in NIASPAN, are currently sourced from a single qualified supplier. The Company does not have a contractual arrangement with its sole supplier of niacin. Although the Company has not experienced difficulty to date in acquiring niacin, or other materials for product development, no assurance can be given that supply interruptions will not occur in the future or that the Company will not have to obtain substitute materials, which would require additional product validations and regulatory submissions. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products or to obtain or maintain regulatory approval of such products.

RISK OF PRODUCT LIABILITY CLAIMS; NO ASSURANCE OF ADEQUATE INSURANCE

   Manufacturing, marketing, selling, and testing NIASPAN and the Company's products under development entails a risk of product liability. The Company could be subject to product liability claims in the event the Company's products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage the Company's reputation and impair the marketability of the Company's products. While the Company maintains liability insurance, there can be no assurance that a successful claim could not be made against the Company, that the amount of indemnification payments or insurance would be adequate to cover the costs of defending against or paying such a claim, or that damages payable by the Company would not have a material adverse effect on the Company's business, financial condition, and results of operations and on the price of the Company's Common Stock.

DEPENDENCE ON KEY PERSONNEL

   The success of the Company is dependent on its ability to attract and retain highly qualified scientific, management and sales personnel. The Company faces intense competition for personnel from other companies, academic institutions, government entities, and other organizations. There can be no assurance that the Company will be successful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-skilled employees required for the expansion of the Company's activities, could adversely affect the Company's results of operations and its business.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

   The Company has granted certain registration rights to the Company's controlling shareholder and to Kos Investments, which entitle such entities to cause the Company to effect three registrations under the Securities Act of sales of shares of the Company's Common Stock owned by such entities. These registration rights generally would also permit the holders of such rights to include shares in any registration statement otherwise filed by the Company. By exercising these registration rights, these entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by affiliates of the Company) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company's ability to raise additional capital.

POSSIBLE STOCK PRICE VOLATILITY

   The stock market, including the Nasdaq National Market, on which the Company's shares are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded pharmaceutical and biotechnology companies, has been and may continue to be highly volatile. The sale by the Company's controlling shareholder or members of the Company's management of shares of Common Stock, announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to the NIASPAN product or to products under development by the Company or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of pharmaceutical and biotechnology products and economic and other external factors, as well as the trend of prescriptions for the NIASPAN product and the period-to-period fluctuations in sales or other financial results, among other factors, may have a significant impact on the market price of the Common Stock. See "Price Range of Common Stock."

CONTROL BY EXISTING SHAREHOLDER

   Michael Jaharis, the Chairman of the Board of Directors of the Company and one of its founders, beneficially owns approximately 49.9% of the outstanding Common Stock. Accordingly, this shareholder can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person, along with the factors described in the next paragraph, "Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company.

ANTI-TAKEOVER PROVISIONS

   Certain provisions of the Company's Articles of Incorporation and Bylaws, as well as the Florida Business Corporation Act, could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the Common Stock.

Moreover, certain provisions of the Company's Articles of Incorporation or Bylaws generally permit removal of directors only for cause by a 60% vote of the shareholders of the Company, require a 60% vote of the shareholders to amend the Company's Articles of Incorporation or Bylaws, require a demand of at least 50% of the Company's shareholders to call a special meeting of shareholders, and prohibit shareholder actions by written consent.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   None.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

                                                                          PAGE
                                                                          ----
      Financial Statements:

      Report of Independent Certified Public Accountants.............      28

      Consolidated Balance Sheets at December 31, 1996 and 1997......      29

      Consolidated Statements of Operations for the year ended
        December 31, 1995, 1996 and 1997.............................      30

      Consolidated Statements of Shareholders' Equity (Deficit) for
        the period December 31, 1994 to December 31, 1997............      31

      Consolidated Statements of Cash Flows for the year ended
        December 31, 1995, 1996 and 1997.............................      32

      Notes to Consolidated Financial Statements.....................      33

      Financial Statement Schedule:*

      Report of Independent Certified Public Accountants
        on Schedule..................................................      44

      II.   Valuation and Qualifying Accounts........................      45

----------
   * All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
   Kos Pharmaceuticals, Inc.:

   We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos
Pharmaceuticals, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    January 23, 1998 (except with respect
    to the matter discussed in Note 12 as
    to which the date is February 19, 1998).

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                             1996              1997
                                                         -------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents .........................   $     357,520    $  39,502,484
   Marketable securities .............................            --         30,894,009
   Trade accounts receivable, net ....................            --          1,820,011
   Inventories .......................................            --          3,382,868
   Prepaid expenses and other current assets .........         233,841        1,872,862
                                                         -------------    -------------
       Total current assets ..........................         591,361       77,472,234
Fixed Assets, net ....................................       2,605,404        6,900,160
Other Assets .........................................            --             31,036
                                                         -------------    -------------

       Total assets ..................................   $   3,196,765    $  84,403,430
                                                         =============    =============

LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable ..................................   $   1,055,415    $   3,159,685
   Accrued expenses ..................................         536,409        3,373,887
   Loan from Kos Investments, Inc. ...................       8,355,000             --
                                                         -------------    -------------
       Total current liabilities .....................       9,946,824        6,533,572
                                                         -------------    -------------
Commitments and Contingencies (Note 9)

Shareholders' Equity (Deficit):
   Preferred stock, $.01 par value, 10,000,000 shares
   authorized, none issued and outstanding ...........            --               --
   Common stock, $.01 par value, 50,000,000 shares
   authorized, 10,000,000 and 17,165,695 shares issued
   and outstanding in 1996 and 1997, respectively ....         100,000          171,657
   Additional paid-in capital ........................      58,472,323      183,650,564
   Accumulated deficit ...............................     (65,322,382)    (105,952,363)
                                                         -------------    -------------
       Total shareholders' equity (deficit) ..........      (6,750,059)      77,869,858
                                                         -------------    -------------
       Total liabilities and shareholders' equity
          (deficit) ..................................   $   3,196,765    $  84,403,430
                                                         =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1995            1996            1997
                                           ------------    ------------    ------------
Net sales ..............................   $      2,600    $       --      $  2,892,065
Cost of sales ..........................           --              --           792,230
                                           ------------    ------------    ------------
    Gross profit .......................          2,600            --         2,099,835
                                           ------------    ------------    ------------
Operating expenses:
   Research and development ............     11,680,714      13,679,009      24,130,216
   General, selling and administrative .      1,655,220       2,880,776      20,508,654
   Expense recognized on modification of
     Stock option grants ...............           --         5,436,000            --
                                           ------------    ------------    ------------
    Total operating expenses ...........     13,335,934      21,995,785      44,638,870
                                           ------------    ------------    ------------

Loss from operations ...................    (13,333,334)    (21,995,785)    (42,539,035)
                                           ------------    ------------    ------------
Other income (expense):
   Other expense .......................           --              --           (10,240)
   Interest income (expense), net ......          6,520          11,324       2,786,946
   Interest expense-related parties ....           --          (136,282)       (867,652)
                                           ------------    ------------    ------------
        Total other income (expense) ...          6,520        (124,958)      1,909,054
                                           ------------    ------------    ------------
       Loss before minority interest ...    (13,326,814)    (22,120,743)    (40,629,981)
 Minority interest .....................          4,143          15,341            --
                                           ------------    ------------    ------------
       Net loss ........................   $(13,322,671)   $(22,105,402)   $(40,629,981)
                                           ============    ============    ============

Net loss per share, basic and diluted ..   $      (1.17)   $      (1.95)   $      (2.79)
Weighted average shares of common
  stock outstanding ....................     11,340,000      11,340,000      14,569,474



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                            ADDITIONAL
                                              COMMON          PAID-IN        ACCUMULATED
                                               STOCK          CAPITAL          DEFICIT            TOTAL
                                          -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1994 .........    $     100,000    $     390,000    $ (29,894,309)    $ (29,404,309)

Capital contributions from Kos
  Investments, Inc. ....................           --         13,745,000             --          13,745,000
  Assumption of note payable by Kos
  Investments, Inc. ....................           --         30,372,000             --          30,372,000
Net loss .............................             --               --        (13,322,671)      (13,322,671)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1995 .........          100,000       44,507,000      (43,216,980)        1,390,020

Capital contributions from Kos
Investments, Inc. ....................             --          8,381,633             --           8,381,633
Modification of stock options ........             --          5,436,000             --           5,436,000

Contribution of minority interest ....             --            147,690             --             147,690

Net loss .............................             --               --        (22,105,402)      (22,105,402)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1996 .........          100,000       58,472,323      (65,322,382)       (6,750,059)

Issuance of Common Stock .............           58,577      109,167,409             --         109,225,986
Exercise of stock options ............            3,479        1,226,562             --           1,230,041
Conversion of Convertible Note to
  Common Stock .......................            9,601       14,391,435             --          14,401,036

Stock options issued to non-employees              --            392,835             --             392,835

Net loss .............................             --               --        (40,629,981)      (40,629,981)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1997 .........    $     171,657    $ 183,650,564    $(105,952,363)    $  77,869,858
                                          =============    =============    =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                        1995             1996             1997
                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................    $(13,322,671)   $ (22,105,402)   $ (40,629,981)
  Adjustments to reconcile net loss to net
  cash used in operating activities -
    Provision for doubtful accounts ............            --               --             80,000
    Depreciation and amortization ..............         482,409          539,661          921,271
    Provision for inventory obsolescence .......            --               --            246,987
    Minority interest ..........................          (4,143)         (15,341)            --
    Compensation recognized on modification of
      stock option grants ......................            --          5,436,000             --
    Stock options issued to non-employees ......            --               --            392,835
    Changes in operating assets and liabilities:
      Trade accounts receivable ................            --               --         (1,900,011)
      Prepaid expenses and other current assets          (58,275)         (81,531)      (1,639,021)
      Inventories ..............................            --               --         (3,629,855)
      Other assets .............................            --               --            (31,036)
      Accounts payable .........................         536,324          336,134        2,104,270
      Accrued expenses .........................        (272,593)         429,002        3,843,514
                                                   -------------    -------------    -------------
     Net cash used in operating activities .....     (12,638,949)     (15,461,477)     (40,241,027)
                                                   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment purchases .........................            --               --        (30,894,009)
  Capital expenditures .........................        (954,192)      (1,147,067)      (5,216,027)
                                                   -------------    -------------    -------------
     Net cash used in investing activities .....        (954,192)      (1,147,067)     (36,110,036)
                                                   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock ...            --               --        109,225,986
  Net proceeds from exercise of stock options ..            --               --          1,230,041
  Capital contributions received from Kos
   Investments, Inc. ...........................      13,745,000        8,381,633             --
  Borrowings under Convertible Note ............            --          8,355,000        5,040,000
                                                   -------------    -------------    -------------
     Net cash provided by financing activities .      13,745,000       16,736,633      115,496,027
                                                   -------------    -------------    -------------
       Net increase in cash and cash
       equivalents .............................         151,859          128,089       39,144,964

Cash and Cash Equivalents, beginning of period .          77,572          229,431          357,520
                                                   -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......   $     229,431    $     357,520    $  39,502,484
                                                   =============    =============    =============
Supplemental Disclosure of Cash Flow
Information:
  Interest paid ................................   $      26,897    $        --      $        --
Supplemental Disclosure of Non-cash
Information:
  Transfer of note payable to Kos Investments,
  Inc ..........................................   $  30,372,000    $        --      $        --
  Contribution of minority interest to paid-in
  capital ......................................   $        --      $     147,690    $        --
  Conversion of Convertible Note and accrued
  interest payable to Common Stock .............   $        --      $        --      $  14,401,036


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

   The predecessor to Kos Pharmaceuticals, Inc. (the "Company"), Kos Holdings, Inc. ("Holdings"), was incorporated in Florida on July 1, 1988, to develop prescription pharmaceutical products principally for the cardiovascular and respiratory markets. On June 25, 1996, the Company was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets and liabilities of Holdings, other than its net operating loss carryforwards, were transferred to the Company in exchange for shares of Common Stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating losses and related federal tax benefits for Holdings and its sole shareholder and one of its founders. Kos Investments, Inc. ("Investments") is the sole shareholder of Holdings. As this transaction was between entities under common control, the transaction was accounted for on a historical cost basis, in a manner similar to a pooling of interests.

   On June 22, 1993, Holdings and Aeropharm Technology, Inc. ("Aeropharm") entered into a letter of intent for Holdings' purchase of a controlling interest in Aeropharm. On February 14, 1995, the transaction was completed through a stock purchase agreement that gave control (80% ownership) of Aeropharm to Holdings. Holdings accounted for its investment in Aeropharm as a consolidated subsidiary from June 22, 1993. On June 20, 1996, Holdings acquired the minority interest in Aeropharm, held by an employee of Aeropharm, in exchange for options to purchase 50,000 shares of Holdings' common stock at $7.00 per share, the estimated fair value of the underlying shares at the date of grant. The acquisition of the minority interest in Aeropharm was accounted for under the purchase method and the fair value of the options granted approximated the carrying value ($147,690) of the minority interest.

   On July 28, 1997, the Company obtained clearance from the U.S. Food and Drug Administration ("FDA") to market NIASPAN, its first product (NIASPAN(R) is a registered trademark of the Company). The Company began sales of the NIASPAN product during August 1997. NIASPAN is a once-a-day, oral, solid dose extended-release formulation of niacin for the treatment of hyperlipidemia, a multiple lipid disorder that is a primary risk factor for coronary heart disease. Niacin is a water soluble vitamin that has long been recognized as an effective pharmacological agent for the treatment of multiple lipid disorders including elevated LDL and low HDL cholesterol.

   The Company expects to incur additional losses in the near-term due primarily to the continued expansion of sales and marketing efforts associated with NIASPAN and to research and development activities in connection with its products under development. No assurance can be given that the Company's products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, uncertainties related to limited sales and marketing experience, uncertainties related to patents and trademarks, interference and risk of infringement, uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, future capital needs and uncertainty of additional funding, dependence on single sources of supply, and no assurances of adequate third party reimbursement. The likelihood of the success of the Company must be considered in light of the uncertainty caused by problems, expenses, complications and delays frequently encountered in connection with the development of new business ventures.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

   The consolidated financial statements include the results of Holdings (prior to July 1, 1996), the Company and its subsidiary, Aeropharm. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

  MARKETABLE SECURITIES

    All of the Company's marketable securities are considered available-for-sale securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities represent debt securities that are stated at fair value. Amortizations of premiums and accretion of discounts are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

  LONG-LIVED ASSETS

   In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be recorded at the lower of carrying amount or fair value less cost to sell. The Company adopted the provisions of this statement, effective in 1996. Such adoption did not have a material effect on the Company's financial statements.

  MINORITY INTEREST

   Minority interest represents the minority shareholders' interest in the shareholders' equity and net loss of Aeropharm. As of December 31, 1996 and 1997, the Company owned 100% of Aeropharm; therefore, no minority interest is reflected.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

   As of December 31, 1996 and 1997, the carrying amount of cash and cash equivalents, trade accounts receivable, and notes payable approximates fair value due to the short term nature of these accounts. See Note 3. for information regarding the fair value of marketable securities.

  CONCENTRATION OF CREDIT RISK

   The Company has no significant off-balance-sheet concentrations of credit risk.

  DEPRECIATION AND AMORTIZATION

   Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

                                                                      YEARS
                                                                      -----

         Furniture and equipment.................................      3-7
         Computer software and hardware..........................      3-5
         Laboratory and manufacturing equipment..................      3-5
         Leasehold improvements.................................. Life of lease

  RESEARCH AND DEVELOPMENT EXPENSES

   All research and development expenses are reflected in the Company's consolidated statements of operations as incurred.

  LOSS PER SHARE

   Basic loss per share is determined by dividing the net loss attributable to holders of the Company's Common Stock by the weighted average number of shares of Common Stock outstanding. Diluted loss per share also includes dilutive Common Stock equivalents outstanding after applying the treasury stock method.

   In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, because the Company's Common Stock equivalents are antidilutive.

  INCOME TAXES

   The Company follows the SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards, amounting to approximately $51 million as of the Reorganization were not transferred to the Company. As of December 31, 1997, the Company had approximately $18 million of deferred tax assets resulting from net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved as of December 31, 1997.

  USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  FISCAL-YEAR CHANGE

   The Company's Board of Directors changed the end of the Company's fiscal year from June 30 to December 31 effective with the December 31, 1997, reporting period. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a December 31 fiscal-year basis.

   The following table presents condensed unaudited financial data for the six-month periods ended December 31, 1995, 1996 and 1997:

                                           SIX-MONTH PERIOD ENDED DECEMBER 31,
                                        --------------------------------------------
                                            1995            1996            1997
                                        ------------    ------------    ------------
                                            (in thousands, except per share data)
Net sales ...........................   $       --      $       --      $      2,892
Cost of sales .......................           --              --               792
                                        ------------    ------------    ------------
     Gross profit ...................           --              --             2,100
                                        ------------    ------------    ------------
Operating expenses:
  Research and development ..........          6,703           6,290          12,306
  General, selling and administrative            858           1,898          16,923
                                        ------------    ------------    ------------
     Total operating expenses .......          7,561           8,188          29,229
                                        ------------    ------------    ------------
Loss from operations ................         (7,561)         (8,188)        (27,129)
                                        ------------    ------------    ------------
Other income (expense):
  Other expense .....................             (9)            (11)
                                                                                 (10)
  Interest income (expense), net ....             41             152           1,867
  Interest expense - related parties             (24)           (271)           (361)
                                        ------------    ------------    ------------
     Total other income (expense) ...              8            (130)          1,496
                                        ------------    ------------    ------------
     Loss before minority interest ..         (7,553)         (8,318)        (25,633)
Minority interest ...................              1            --              --
                                        ------------    ------------    ------------
     Net loss .......................   $     (7,552)   $     (8,318)   $    (25,633)
                                        ============    ============    ============
Net loss per share, basic and diluted   $      (0.67)   $      (0.73)   $      (1.60)
 Weighted average shares of common
   stock outstanding ................     11,340,000      11,340,000      16,043,018


  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in 1998. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore does not believe the adoption of SFAS No. 130 will have a significant impact on its financial statement presentation.

   In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also required to be adopted in 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company currently has one reporting segment and therefore does not believe the adoption of SFAS No. 131 will have a significant impact on its financial statement presentation.

3.   MARKETABLE SECURITIES

   As of December 31, 1997, marketable securities consisted of U.S. government securities for which fair values approximate unamortized cost. The contractual maturities of these securities are less than one year. Fair values are based on quoted market prices obtained from an independent broker.

4.    ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, 1997, consist of the following:

       Trade accounts receivable..................................   $1,900,011
       Less allowance for doubtful accounts.......................      (80,000)
                                                                     ----------
          Accounts receivable, net................................   $1,820,011
                                                                     ==========

5.   INVENTORIES

   Inventories as of December 31, 1997, consist of the following:

       Raw materials...............................................  $  218,363
       Work in process.............................................   1,916,865
       Finished goods..............................................   1,247,640
                                                                      ----------
         Total inventories.........................................  $3,382,868
                                                                      ==========

6.   FIXED ASSETS

   Fixed assets consist of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1996        1997
                                                         -----------  ---------

       Furniture and equipment.........................  $  310,284  $1,238,853
       Computer software and hardware..................     469,105   1,314,214
       Laboratory and manufacturing equipment..........   2,376,250   5,101,992
       Leasehold improvements..........................   1,318,792   2,035,399
                                                         ----------  ----------
         Fixed assets, gross...........................   4,474,431   9,690,458
       Less accumulated depreciation and amortization..  (1,869,027) (2,790,298)
                                                         ----------  ----------
         Fixed assets, net.............................  $2,605,404  $6,900,160
                                                         ==========  ==========

7.    ACCRUED EXPENSES

   Major components of accrued expenses were as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                            1996        1997
                                                          ----------  ----------
       License fee.....................................   $     -    $1,000,000
       Employee bonuses................................      57,250     415,621
       Employee vacations..............................     139,907     370,625
       Clinical studies................................         -       335,994
       Other various operating expenses................     339,252   1,251,647
                                                          ---------  ----------
          Total accrued expenses........................  $ 536,409  $3,373,887
                                                          =========  ==========


8.   CONVERSION OF NOTES PAYABLE

   Michael Jaharis, the controlling shareholder of Investments, personally guaranteed the repayment of a loan to Investments from certain financial institutions. Prior to March 21, 1995, the Company was the primary borrower under this loan and, therefore, received the benefit of the personal guaranty extended by Mr. Jaharis. As consideration for Mr. Jaharis' personal guaranty, the Company agreed to pay Mr. Jaharis an annual fee of 0.25% of the average amount outstanding under the loan during the Company's fiscal year. In March 1995, the Company was released as a borrower under the loan. The assumption of the note payable to the bank has been accounted for as a transfer to Investments and is reflected as an increase in "Additional paid-in capital" in the accompanying consolidated statements of shareholders' equity (deficit).

   On July 1, 1996, the Company executed a loan in favor of Kos Investments, Inc. (the "Convertible Note") in the aggregate principal amount of up to $15.0 million, the proceeds of which were used to fund the Company's operations until the consummation of its IPO. Under the terms of the Convertible Note, interest accrued on the outstanding principal amount at First Union National Bank of Florida's prime rate commencing July 1, 1996, escalating to a rate of 1% over such prime rate during calendar year 1997. The Convertible Note was convertible into Common Stock at a conversion price per share equal to the IPO price per share ($15.00).

   On October 25, 1997, the outstanding principal and interest of the Convertible Note were converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13,395,000 and $1,006,036, respectively.

9.   COMMITMENTS AND CONTINGENCIES

  EMPLOYMENT AGREEMENTS

   Through December 31, 1997, the Company had employment agreements with three of its officers. Salary and benefits expense recorded under the agreements totaled approximately $580,000, $769,000 and $708,000 during the years ended December 31, 1995, 1996 and 1997, respectively. In addition to salary and benefits, these agreements entitle certain officers to royalties on sales of the Company's products, the aggregate amounts of which may not exceed $5,500,000. The Company recorded $29,000 as royalty expense from these agreements during the year ended December 31, 1997. Future minimum payments under these employment agreements are as follows:

     YEAR ENDING DECEMBER 31,                                         AMOUNT
     ------------------------                                       ----------
     1998......................................................     $  465,000
     1999......................................................        465,000
     2000......................................................        300,000
     2001......................................................        300,000
     2002......................................................        150,000
                                                                    ----------
                                                                    $1,680,000
                                                                    ==========

  LEASE COMMITMENTS

   The Company has various operating leases that expire through 2002 for the rental of office space, laboratory facilities, and sales force vehicles. Future minimum commitments under these agreements are as follows:

      YEAR ENDING DECEMBER 31,                                        AMOUNT
      ------------------------                                      ----------
      1998.....................................................     $1,561,157
      1999.....................................................      1,434,589
      2000.....................................................        940,515
      2001.....................................................        510,981
      2002.....................................................         20,000
                                                                    ----------
                                                                    $4,467,242
                                                                    ==========

   As of December 31, 1996 and 1997, standby letters of credit of approximately $65,000 and $960,000, respectively, were issued by a bank on the Company's behalf in favor of the lessors as collateral for leases provided to the Company.

   Rent expense under operating leases during the years ended December 31, 1995, 1996 and 1997 was approximately $525,000, $558,000 and $823,000, respectively.

  LICENSING AND JOINT VENTURE AGREEMENTS

   The Company has several license agreements (the "License Agreements") with third parties (the "Licensees") for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees upon completion of various milestones of each project in order to secure exclusive rights to develop, manufacture, sell and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $385,000, $1,671,000 and $5,638,000 for the years ended December 31, 1995, 1996 and 1997, respectively, which is reflected in "Research and development" in the accompanying consolidated statements of operations. In order to maintain its rights under the License Agreements, the Company is required to pay certain future milestone payments and licensing fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to make future milestone payments under the License Agreements as follows:


     YEAR ENDING DECEMBER 31,                                          AMOUNT
     ------------------------                                         --------
     1998......................................................       $125,000
     1999......................................................        125,000
     2000......................................................        375,000
                                                                      --------
                                                                      $625,000
                                                                      ========

   Additionally, assuming FDA approval of a certain other licensed product, the Company would be obligated to pay up to $1,250,000 to a licensee. Milestone payments are recorded when the milestone event occurs.

   On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company recognized $3,000,000 as a licensing expense; such expense is included in "Research and development" expenses in the accompanying consolidated statement of operations for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. As a result, the Company recorded approximately $148,000 of royalty expense, which is included in "General, selling and administrative" expenses in the accompanying consolidated statement of operations for the year ended December 31, 1997.

   The Company has also entered into a binding letter of intent forming a joint venture agreement (the "Joint Venture") with a company related to the sale of a certain product using technology provided by that company. The Company paid $1,000,000 for the exclusive right to use the technology. Because of the uncertainties surrounding the use of the technology, as well as the lack of an existing technologically feasible product with commercial viability, such amount has been expensed and is included in "Research and development" in the accompanying 1996 consolidated statement of operations. Within 30 days following the filing of a New Drug Application ("NDA") to the FDA for a certain product developed by the Joint Venture, or in the event management determines such NDA filing to be infeasible, any party to the Joint Venture investing in excess of the other party shall be entitled to consideration and a transfer to it from the Joint Venture of an amount not to exceed $1,250,000.

  SPONSORED RESEARCH

   The Company has on-going research agreements with two universities. The Company is primarily responsible for funding the projects, and the university is responsible for providing personnel, equipment, and facilities to conduct the research activities.

   Future minimum commitments under these agreements are as follows:


       YEAR ENDING DECEMBER 31,                                        AMOUNT
       ------------------------                                       --------
       1998.....................................................      $330,000
       1999.....................................................       250,000
       2000.....................................................       100,000
                                                                      --------
                                                                      $680,000
                                                                      ========

   The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company's sponsored research programs totaled approximately $334,000, $439,000 and $380,000 during the years ended December 31, 1995, 1996 and 1997, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

  DEVELOPMENT AGREEMENTS

   The Company has development agreements with various third parties (the "Development Agreements"). As dictated by the Development Agreements, the Company is responsible for funding all required development activities. In order to maintain its rights under the Development Agreements, the Company is required to pay certain future milestone payments and development fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to pay development fees under the Development Agreements of approximately $430,000 during the year ended December 31, 1998.

   Expenses recorded under these and other development agreements totaled approximately $19,000, $1,191,000 and $2,688,000 during the years ended December 31, 1995, 1996 and 1997, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

  401(K) PLAN

   The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15 percent of the employee's compensation for the year. An employee is always 100 percent vested in the employee's elective deferral contributions. The Company makes no contributions under this plan.

10.  SHAREHOLDERS' EQUITY

  COMMON STOCK

   In March 1997, the Company completed an initial public offering of 4,772,500 shares of Common Stock. Net proceeds to the Company were approximately $65,900,000 after deducting expenses of the offering.

   In October 1997, the Company completed a follow-on public offering of 1,085,000 shares of Common Stock. Net proceeds to the Company were approximately $43,330,000 after deducting expenses of the offering.

  PREFERRED STOCK

   The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company's Board of Directors may determine.

  STOCK OPTION PLAN

   During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of December 31, 1997, a maximum of 4,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

   Each outside director of the Company is granted an option to purchase 5,000 shares of Common Stock upon election to the Board and automatically will receive an option to purchase an additional 3,000 shares effective on each director's anniversary date. The exercise price of such options will be the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 using the Black Scholes method and an expected volatility rate of 57.6%, a risk-free interest rate of 6.25%, expected dividends of $0, and an expected term of 5 years to approximate the related charge to expense.

   As of December 31, 1997, the Company had granted options to purchase 2,835,200 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the implementation of the Plan.

Detail of option activity is as follows:

                                                       EXERCISE PRICES
                                                   ------------------------
                                    NUMBER OF                       WEIGHTED
                                     SHARES             RANGE       AVERAGE
                                    ----------     ---------------  -------

Outstanding, December 31, 1995      1,185,000      $ 0.60 - $ 3.33  $  0.81
Granted ......................      1,110,500        7.00 -  15.00     7.99
                                    ---------

Outstanding, December 31, 1996      2,295,500        0.60 -  15.00     4.28
Granted ......................        539,700       15.00 -  43.44    33.14
Exercised ....................       (347,910)       0.60 -  15.00     3.52
Canceled .....................        (40,500)       7.00 -  38.69    11.11
                                    ---------

Outstanding, December 31, 1997      2,446,790      $ 0.60 - $43.44  $ 10.64
                                    =========


          OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
 ---------------------------------------    ----------------------------------------------------------------
                             NUMBER             WEIGHTED                              NUMBER        WEIGHTED
                         OUTSTANDING AT         AVERAGE             WEIGHTED        EXERCISABLE     AVERAGE
    RANGE OF              DECEMBER, 31         REMAINING             AVERAGE        DECEMBER, 31    EXERCISE
 EXERCISE PRICES             1997           CONTRACTUAL LIFE      EXERCISE PRICE       1997          PRICE
----------------         --------------     ----------------      --------------    ------------   ---------

$ 0.75 to   3.33         $  300,000          5.0 years              $    0.97         300,000       $ 0.97
  0.60 to   7.00          1,477,965          8.5 years                   4.09       1,086,730         3.05
 15.00 to  43.44            668,825          9.4 years                  29.46          43,000        15.00
                         ----------                                                 ---------
$ 0.60 to $43.44          2,446,790                                                 1,429,730
                         ==========                                                 =========


   At December 31, 1997, 1,489,800 shares remain authorized and unissued and options to purchase 1,429,730 shares of Common Stock were exercisable, including options granted outside the Plan. During 1997, options to purchase 539,700 shares of Common Stock were granted at exercise prices ranging from $15.00 to $43.44.

   As permitted by SFAS No. 123, the Company accounts for options issued to employees under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, except for options issued to non-employees, no deferred compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Compensation cost of $392,835, associated with stock options granted to non-employees, was recorded for the year ended December 31, 1997.

   Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                          1995           1996          1997
                                       ------------  ------------- -------------
     Net loss:
        As reported...........        $(13,322,671)  $(22,105,402) $(40,629,981)
        Pro Forma.............        $(13,322,671)  $(22,105,402) $(43,113,692)


     Net loss per share, basic and diluted:
        As reported.................. $ (1.17)       $ (1.95)       $ (2.79)
        Pro Forma.................... $ (1.17)       $ (1.95)       $ (2.96)

11.  RELATED-PARTY TRANSACTION

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

12.    SUBSEQUENT EVENT

   On February 19, 1998, the Company's Board of Directors authorized the re-pricing of options to acquire shares of Common Stock granted to employees at exercise prices ranging from $15.00 to $43.44 per share. As a result of the re-pricing, the exercise price for these options was reduced to $11.16 per share, the average of the high and low price of the Company's Common Stock on February 19, 1998. No options granted to members of the Board of Directors were re-priced.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors of
  Kos Pharmaceuticals, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated January 23, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Miami, Florida,
 January 23, 1998.


                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                     CHARGED TO
                                                    BALANCE AT         COSTS                      BALANCE AT
                                                    BEGINNING           AND                           END
         DESCRIPTION                                OF PERIOD         EXPENSES     DEDUCTIONS     OF PERIOD
---------------------------------------------      -----------       ----------    ----------     -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS:
Fiscal year ended December 31, 1997                $      0             $80         $   --           $80
                                                   ==========        =========     =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   None.

                                    PART III

   The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 27 of this report.

         2.  The following Financial Statement Schedules are filed herewith:

         SCHEDULE                    DESCRIPTION
         --------                    -----------

          II Valuation and Qualifying Accounts for the Year Ended December 31, 1997.

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

          10.1* Employment Agreement dated as of July 1, 1996, between Daniel M. Bell and the Company

          10.2* Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996

          10.3* Employment Agreement dated as of June 15, 1996, between David Bova and the Company

          10.4*          Kos Pharmaceuticals, Inc. 1996 Stock Option Plan

          10.5*** Employment Agreement dated June 20, 1996 by and between Aeropharm Technology, Inc. and Anthony J. Cutie

          10.6***        Option Agreement dated June 20, 1996 between Anthony J.
                         Cutie and the Company

          10.7*/dagger/  Development Agreement by and between the Company and
                         Fuisz Technologies, Ltd.

          10.8*/dagger/  Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

          10.9*/dagger/  Development Agreement by and between the Company and
                         Fuisz Technologies, Ltd.

          10.10*/dagger/ Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

          10.11*/dagger/ License Agreement by and between the Company and
                         Upsher-Smith Laboratories, Inc., dated February 7, 1997

          10.12* Promissory Note, dated July 1, 1996, in favor of Kos Investments, Inc.

          10.13* Registration Rights Agreement dated as of June 30, 1996 by and between the Company, Kos Holdings, Inc., and Kos Investments, Inc.

          21*            Subsidiaries of the Company

          23             Consent of Arthur Andersen LLP

          25             Powers of Attorney (included on signature page hereto)

          27             Financial Data Schedule


          * Filed with the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference

          ** Filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference

          *** Filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company's fiscal year ending June 30, 1997

          /dagger/ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

          (b) The Company did not file any Reports on Form 8-K during its last fiscal quarter.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                      KOS PHARMACEUTICALS, INC.

                                       By: /s/ DANIEL M. BELL
                                          ----------------------
                                          Daniel M. Bell
                                          President and Chief Executive
                                          Officer

                                POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Bell and Duncan H. Cocroft and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, any lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                             DATE
       ---------                    -----                             ----

/s/ MICHAEL JAHARIS            Chairman of the Board             March 25, 1998
-------------------            of Directors
Michael Jaharis


/s/ ROBERT E. BALDINI          Vice Chairman of the Board        March 25, 1998
---------------------          of Directors
Robert E. Baldini


/s/ DANIEL M. BELL             President, Chief Executive        March 25, 1998
---------------------          Officer and Director
Daniel M. Bell                 (Principal Executive Officer)


/s/ DUNCAN H. COCROFT          Senior Vice President, Chief      March 25, 1998
---------------------          Administrative Officer
Duncan H. Cocroft              (Principal Financial Officer)


/s/ JUAN F. RODRIGUEZ          Controller                        March 25, 1998
---------------------          (Principal Accounting Officer)
Juan F. Rodriguez


/s/ JOHN BRADEMAS              Director                          March 25, 1998
-------------------
John Brademas


/s/ STEVEN JAHARIS             Director                          March 25, 1998
-------------------
Steven Jaharis


/s/ LOUIS C. LASAGNA           Director                          March 25, 1998
--------------------
Louis C. Lasagna


/s/ MARK NOVITCH               Director                          March 25, 1998
-------------------
Mark Novitch


/s/ FREDERICK B. WHITTEMORE    Director                          March 25, 1998
---------------------------
Frederick B. Whittemore

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

23               Consent of Arthur Andersen LLP

25               Powers of Attorney (Included on Signature page hereto)

27               Financial Data Schedule