Form 10-Q
period 1998-03-31
KOS PHARMACEUTICALS INC
filed 1998-05-14
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to______________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          FLORIDA                                                65-0670898
---------------------------------                            ------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


            1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
            ---------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 577-3464

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------       -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                       OUTSTANDING AT MAY 1, 1998
         -----                                       --------------------------
Common Stock, par value $.01 per share                        17,622,695

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997...........................................  2

             Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1998 and 1997......................  3

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997......................  4

             Notes to Condensed Consolidated Financial Statements............  5

Item 2  - Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  8

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings.................................................. 12

Item 6  - Exhibits and Reports on Form 8-K................................... 12

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               MARCH 31,       DECEMBER 31,
                                                                                 1998              1997
                                                                              ------------     -------------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents..............................................      $  17,860        $  39,502
   Marketable securities..................................................         32,156           30,894
   Trade accounts receivable, net.........................................            675            1,820
   Prepaid expenses and other current assets..............................          1,443            1,873
   Inventories............................................................          3,873            3,383
                                                                              ------------     -------------

       Total current assets...............................................         56,007           77,472

Fixed Assets,  net........................................................          9,057            6,900
Other Assets..............................................................             16               31
                                                                              ------------     -------------

       Total assets.......................................................      $  65,080        $  84,403
                                                                              ============     =============

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities:
   Accounts payable.......................................................     $    1,307       $    3,159
   Accrued expenses.......................................................          2,823            3,374
                                                                              ------------     -------------

       Total current liabilities..........................................          4,130            6,533
                                                                              ------------     -------------

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
     17,621,695 and 17,165,695 shares issued and outstanding as
     of March 31, 1998 and December 31, 1997, respectively................            176              172
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding..........................................              -                -
   Additional paid-in capital.............................................        184,033          183,650
   Accumulated deficit....................................................       (123,259)        (105,952)
                                                                              ------------     -------------

       Total shareholders' equity.........................................         60,950           77,870
                                                                              ------------     -------------

       Total liabilities and shareholders' equity.........................     $   65,080        $  84,403
                                                                              ============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     THREE MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                 1998            1997
                                                              ------------    ------------
                                                                      (UNAUDITED)

Net Sales.................................................      $   1,000     $         -
                                                              ------------    ------------

Costs and Expenses:
   Cost of sales..........................................            210               -
   Research and development...............................          6,972           6,973
   Selling, general and administrative....................         11,912           1,319
                                                              ------------    ------------

       Total costs and expenses...........................         19,094           8,292
                                                              ------------    ------------

Other (Income) Expense:
   Interest (income) expense, net.........................           (787)           (172)
   Interest expense-related parties.......................              -             229
                                                              ------------    ------------

       Total other (income) expense.......................           (787)             57
                                                              ------------    ------------

       Net loss...........................................       $(17,307)        $(8,349)
                                                              ============    ============

Net loss per share, basic and diluted.....................       $  (1.00)        $ (0.67)

Weighted average shares of common
  stock outstanding, basic and diluted....................         17,266          12,409


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              -----------------------------
                                                                                 1998             1997
                                                                              ------------    -------------
                                                                                      (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss.................................................................     $(17,307)       $ (8,349)
  Adjustments to reconcile net loss to net cash used
      in operating activities -
      Depreciation and amortization........................................          393             176
      Cost of stock options issued to non-employees........................           44             311
      Changes in operating assets and liabilities:
        Trade accounts receivable, net.....................................        1,145               -
        Prepaid expenses and other current assets..........................          430            (758)
        Inventories........................................................         (490)            (95)
        Other assets.......................................................           15               -
        Accounts payable...................................................       (1,852)           (238)
        Accrued expenses...................................................         (551)          2,273
                                                                              ------------    -------------

               Net cash used in operating activities.......................      (18,173)         (6,680)
                                                                              ------------    -------------

Cash Flows from Investing Activities:
  Investment in marketable securities......................................       (1,262)              -
  Capital expenditures.....................................................       (2,550)           (447)
                                                                              ------------    -------------

               Net cash used in investing activities.......................       (3,812)           (447)
                                                                              ------------    -------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock...............................            -          65,885
  Stock options exercised..................................................          343               -
  Borrowings under loan from Kos Investments, Inc..........................            -           5,040
                                                                              ------------    -------------

               Net cash provided by financing activities...................          343          70,925
                                                                              ------------    -------------

               Net increase (decrease) in cash and
                cash equivalents...........................................      (21,642)         63,798

Cash and cash equivalents, beginning of period.............................       39,502             358
                                                                              ------------    -------------

Cash and cash equivalents, end of period...................................    $  17,860         $64,156
                                                                              ============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K, for the year ended December 31, 1997.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. The Company does not have any material items that must be reported outside of its statement of operations for the three-month periods ended March 31, 1998 and 1997. Therefore, the Company's net income for the three-month periods ended March 31, 1998 and 1997, equal its comprehensive income for the same time periods.

3. INVENTORIES

     Inventories consist of the following:

                                                   MARCH 31,        DECEMBER 31,
                                                     1998             1997
                                                  ------------     -------------
                                                         (in thousands)

     Raw materials..............................     $    265         $    218
     Work in process............................        2,495            1,917
     Finished goods.............................        1,113            1,248
                                                  ------------     -------------

          Total.................................      $ 3,873          $ 3,383
                                                  ============     =============

4. STOCK OPTIONS

     On February 19, 1998, the Company's Board of Directors authorized the re-pricing of options to acquire shares of Common Stock granted to employees at exercise prices ranging from $12.00 to $43.44 per share. As a result of the re-pricing, the exercise price for these options was reduced to $11.16 per share, the average of the high and low price of the Company's Common Stock on February 19, 1998. No options granted to members of the Board of Directors were re-priced.

     As of March 31, 1998, the Company had issued and outstanding options to purchase 2,569,390 shares of Common Stock, at exercise prices ranging from $0.60 to $27.25 per share, to employees, officers, directors, and consultants, including options granted prior to the implementation of the Plan. Of these, options to purchase 1,068,614 shares were exercisable. During the three month period ended March 31, 1998, options to purchase 615,500 shares of Common Stock were granted at exercise prices ranging from $9.31 to $11.16, and options to purchase 455,500 shares were exercised at exercise prices ranging from $0.60 to $7.00.

     The Company considered the provisions of SFAS No. 123 using the Black Scholes method to approximate an expense related to the issuance of stock options. The Company's Black Scholes calculation included an expected stock price volatility rate of 57.6%, a risk-free interest rate of 6.25%, no expected dividends, and an expected option term of five years. As permitted by SFAS No. 123, however, the Company accounts for options issued to employees under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, for options issued to employees, no deferred compensation cost has been recognized because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. On options issued to non-employees, consisting of options issued to directors and to consultants, deferred compensation cost of $44,250 was recorded for the three month period ended March 31, 1998.

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ---------------------------
                                                              1998            1997
                                                           ------------    ------------
                                                            (In thousands, except per
                                                                   share data)

     Net loss:
         As reported......................................    $(17,307)    $(8,349)
         Pro Forma........................................    $(18,221)    $(8,818)

     Net loss per share, basic and diluted:
         As reported......................................    $  (1.00)    $ (0.67)
         Pro Forma........................................    $  (1.06)    $ (0.71)

5.    SUBSEQUENT EVENT

     On April 27, 1998, the Company received a commitment from Michael Jaharis, the Company's Chairman of the Board of Directors, to provide a $30 million unsecured credit facility. The Company may draw against this credit facility during the period from July 1, 1998 to June 30, 1999. Borrowings will bear interest at the prime rate and will be due December 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc., principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technologies, Inc., a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized MDI products for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. ("Holdings"); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this 10-Q filing to the Company's business include the business and operations of Holdings until June 30, 1996.

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and Kos had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through March 31, 1998, the Company had accumulated a deficit from operations of approximately $123 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996 to offset future taxable net income, if any.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company, which began sales of its NIASPAN* product during August 1997, had no sales in the three month period ended March 31, 1997. Net sales of the NIASPAN product totaled $1.0 million during the three months ended March 31, 1998. Cost of sales for the same period totaled $0.2 million.

     The Company's research and development expenses were $7.0 million for each of the three-month periods ended March 31, 1998 and 1997. The Company, however, experienced increases in certain research and development expenses during the three months ended March 31, 1998, primarily relating to recently established medical education programs in support of NIASPAN, clinical trial expenses, and personnel costs. These 1998 increases,

-----
* NIASPAN is a registered trademark of Kos Pharmaceuticals, Inc.

however, were offset by the absence of a $3.0 million charge in the 1997 quarter attributable to the cost of entering into an agreement with an unaffiliated generic drug manufacturer to resolve the effects of a potential patent interference proceeding. The Company expects future research and development expenditures may increase as personnel are added and research activities are expanded to support the continued development of products in the Company's product pipeline, as well as for additional development of products that may be identified.

     Selling, general and administrative expenses increased to $11.9 million for the three months ended March 31, 1998, from $1.3 million for the three months ended March 31, 1997. The increase reflected primarily the expense associated with the Company's sales and marketing organization during the three months ended March 31, 1998, including the cost of the Company's field sales force and physician awareness programs to support the Company's NIASPAN product. Administrative costs also increased during the three month period ended March 31, 1998, as a result of added personnel costs and other expenses associated with the expanded activities of the Company. The Company expects its selling, general and administrative expenses to continue to increase, principally in support of its marketing efforts.

     From July 1, 1996, to the completion of its IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Convertible Note"), the sole shareholder of Holdings. The Convertible Note and its accrued interest were convertible into shares of the Company's Common Stock at a conversion price per share equal to the IPO price per share ($15.00). Interest expense under the Convertible Note totaled $229,000 during the three months ended March 31, 1997. On October 25, 1997, the outstanding principal and interest under the Convertible Note were converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13.4 million and $1.0 million, respectively.

     The Company received $65.9 million in net proceeds from its IPO, completed in March 1997, and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. The remaining net proceeds from its follow-on offering, along with other cash balances, totaling $50.0 million as of March 31, 1998, were invested primarily in U.S. Treasury and highly-rated corporate debt securities. The Company recorded $787,000 of interest income for the three months ended March 31, 1998, compared with $172,000 for the three months ended March 31, 1997.

     The Company incurred a net loss of $17.3 million for the three months ended March 31, 1998, compared with a net loss of $8.3 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's working capital totaled approximately $51.9 million, including $50.0 million of cash and cash equivalents and marketable securities. The Company's primary uses of cash during the last twelve months have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of March 31, 1998, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was approximately $9.1 million. During the three months ended March 31, 1998, the Company spent $2.5 million in capital expenditures. The Company expects capital expenditures to continue at least at this level for the remainder of 1998, primarily for additional equipment and facilities related to its research and development, and manufacturing requirements.

     On April 27, 1998, the Company received a commitment from Michael Jaharis, the Company's Chairman of the Board of Directors, to provide a $30 million unsecured credit facility. The Company may draw against this credit facility during the period from July 1, 1998 to June 30, 1999. Borrowings will bear interest at the prime rate and will be due December 31, 2000.

     Although the Company currently anticipates that, including the capital available to the Company under the credit facility mentioned in the preceding paragraph, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations for at least the next twelve months, the Company's cash requirements during this period will be substantial and may exceed the amount of the working capital available to the Company. The Company must generate significant sales of its NIASPAN product during 1998 and 1999 in order to fund its operating requirements and maintain an adequate level of working capital through mid-1999. There can be no assurance, however, that such sales can be achieved. The Company's failure to achieve such sales and other events -- including the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to the end of the next twelve month period. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, which may include a bank line of credit, or through the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

CONTINGENCIES

     The Company has performed an initial assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. Based on the Company's initial assessment, it believes that its accounting systems and operations substantially avoid the "Year 2000 Issue," thereby enabling it to properly process critical financial and operational information. There can be no assurance, however, that the systems of other companies on which the Company's systems and operations rely will be timely converted to address the "Year 2000 Issue", or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's financial position and results of operations.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to anticipated sales or working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to physician and patient acceptance of the NIASPAN product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the NIASPAN product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 27, 1998 under the caption "Forward-Looking Information: Certain Cautionary Statements".

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or its properties or to which the Company is a party.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

             (10)    Commitment Letter dated April 27, 1998

             (27)    Financial Data Schedule

           (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KOS PHARMACEUTICALS, INC.

Date:    May 14, 1998                       By: /s/ DANIEL M. BELL
                                                --------------------------------
                                                Daniel M. Bell, President and
                                                Chief Executive Officer

Date:    May 14, 1998                       By: /s/ DUNCAN H. COCROFT
                                                --------------------------------
                                                Duncan H. Cocroft,
                                                Senior Vice President and
                                                Chief Administrative Officer
                                                (Principal Financial Officer)

Date:    May 14, 1998                       By: /s/ JUAN F. RODRIGUEZ
                                                --------------------------------
                                                Juan F. Rodriguez, Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

10              Commitment Letter dated April 27, 1998

27              Financial Data Schedule