Form 10-Q
period 1998-06-30
KOS PHARMACEUTICALS INC
filed 1998-08-14
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     -------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             FLORIDA                                              65-0670898
---------------------------------                            -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


            1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
            ---------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 577-3464

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X         No
                                        -----         -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                 OUTSTANDING AT JULY 31, 1998
         -----                                 ----------------------------
Common Stock, par value $.01 per share                  17,709,995

                            KOS PHARMACEUTICALS, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997...........................................  2

             Condensed Consolidated Statements of Operations for the
             three months and six months ended June 30, 1998 and 1997........  3

             Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1998 and 1997.........................  4

             Notes to Condensed Consolidated Financial Statements............  5

Item 2  - Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  9

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings.................................................. 14

Item 6  - Exhibits and Reports on Form 8-K................................... 14

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1998               1997
                                                                                         ------------     -------------
                                                                                         (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents.........................................................      $  13,213        $  39,502
   Marketable securities.............................................................         17,665           30,894
   Trade accounts receivable, net....................................................          1,376            1,820
   Prepaid expenses and other current assets.........................................          1,859            1,873
   Inventories.......................................................................          2,534            3,383
                                                                                         ------------     -------------

       Total current assets..........................................................         36,647           77,472

Fixed Assets,  net...................................................................         11,113            6,900
Other Assets.........................................................................             18               31
                                                                                         ------------     -------------

       Total assets..................................................................      $  47,778        $  84,403
                                                                                         ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..................................................................     $    4,187       $    3,159
   Accrued expenses..................................................................          4,243            3,374
   Capital lease obligation..........................................................             71                -
                                                                                         ------------     -------------

       Total current liabilities.....................................................          8,501            6,533

Capital lease obligation, net of current portion.....................................            150                -
                                                                                         ------------     -------------

       Total liabilities.............................................................          8,651            6,533
                                                                                         ------------     -------------

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
     17,709,995 and 17,165,695 shares issued and outstanding as
     of June 30, 1998 and December 31, 1997, respectively............................            177              172
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding.....................................................              -                -
  Additional paid-in capital.........................................................        184,263          183,650
  Accumulated deficit................................................................       (145,313)        (105,952)
                                                                                         ------------     -------------

       Total shareholders' equity....................................................         39,127           77,870
                                                                                         ------------     -------------

       Total liabilities and shareholders' equity....................................       $ 47,778        $  84,403
                                                                                         ============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                 THREE MONTHS                    SIX MONTHS
                                                                    ENDED                          ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                         -----------------------------  -----------------------------
                                                             1998            1997           1998            1997
                                                         --------------  -------------  -------------   -------------
                                                                 (UNAUDITED)                    (UNAUDITED)

Net sales.......................................           $   2,807     $         -      $   3,807     $         -
Cost of sales...................................                 843               -          1,053               -
                                                         --------------  -------------  -------------   -------------
   Gross profit.................................               1,964               -          2,754               -
                                                         --------------  -------------  -------------   -------------
Operating Expenses:
   Research and development.....................               7,524           4,850         14,496          11,823
   Selling, general and administrative..........              17,105           2,267         29,017           3,586
                                                         --------------  -------------  -------------   -------------

       Total operating expenses.................              24,629           7,117         43,513          15,409
                                                         --------------  -------------  -------------   -------------

Other (Income) Expense:
   Interest income, net.........................                (611)           (747)        (1,398)           (919)
   Interest expense-related parties.............                   -             278              -             507
                                                         --------------  -------------  -------------   -------------

       Total other income.......................                (611)           (469)        (1,398)           (412)
                                                         --------------  -------------  -------------   -------------

       Net loss.................................            $(22,054)        $(6,648)      $(39,361)       $(14,997)
                                                         ==============  =============  =============   =============

Net loss per share, basic and diluted...........            $  (1.25)        $ (0.45)      $  (2.25)       $  (1.12)

Weighted average shares of common
  stock outstanding.............................              17,649          14,773         17,457          13,419

Common stock options outstanding
  (not included in the calculation of diluted
  loss per share as their impact would be
  antidilutive)................................                2,547           2,425          2,547           2,425

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                         -----------------------------
                                                                                            1998             1997
                                                                                         ------------    -------------
                                                                                                 (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss............................................................................     $(39,361)       $(14,997)
  Adjustments to reconcile net loss to net cash used
      in operating activities -
      Depreciation and amortization...................................................          942             370
      Cost of stock options issued to non-employees...................................          143             311
      Provision for inventory obsolescence............................................          105              75
      Changes in operating assets and liabilities:
        Trade accounts receivable, net................................................          444               -
        Prepaid expenses and other current assets.....................................           14            (112)
        Inventories...................................................................          744          (1,447)
        Other assets..................................................................           13          (1,753)
        Accounts payable..............................................................        1,028           1,914
        Accrued expenses..............................................................          869           3,732
                                                                                         ------------    -------------

               Net cash used in operating activities..................................      (35,059)        (11,907)
                                                                                         ------------    -------------

Cash Flows from Investing Activities:
  Investment in marketable securities.................................................       13,230         (25,055)
  Capital expenditures................................................................       (4,920)         (1,037)
                                                                                         ------------    -------------

               Net cash provided by (used in) investing activities....................        8,310         (26,092)
                                                                                         ------------    -------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock..........................................            -          65,885
  Stock options exercised.............................................................          475               -
  Borrowings under loan from Kos Investments, Inc.....................................            -           5,040
  Payments under capital lease obligation.............................................          (15)              -
  Borrowings under note payable.......................................................            -              23
                                                                                         ------------    -------------

               Net cash provided by financing activities..............................          460          70,948
                                                                                         ------------    -------------
               Net increase (decrease) in cash and
                cash equivalents......................................................      (26,289)         32,949

Cash and cash equivalents, beginning of period........................................       39,502             358
                                                                                         ------------    -------------

Cash and cash equivalents, end of period..............................................     $ 13,213        $ 33,307
                                                                                         ============    =============

Supplemental Disclosure of Non-cash Flow Information:
   Acquisition of equipment under capital lease obligation............................     $    232        $      -


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

     The unaudited condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six month period ended June 30, 1998, are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1998. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Transition Report on Form 10-K for the period ended December 31, 1997.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. The Company does not have any material comprehensive income items reported outside its statement of operations for the six month periods ended June 30, 1998 and 1997. Therefore, the Company's net income for the six month periods ended June 30, 1998 and 1997, equals its comprehensive income for the same time periods.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 effective December 31, 1998.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement established accounting and reporting standards that require that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company has adopted SFAS 133 for the three months ended June 30, 1998. The adoption of this statement did not have an impact on the Company's consolidated financial position since the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3.  INVENTORIES

     Inventories consist of the following:

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          1998              1997
                                                                                       ------------     -------------
                                                                                              (in thousands)
           Raw materials...........................................................       $    191         $    218
           Work in process.........................................................          1,458            1,917
           Finished goods..........................................................            885            1,248
                                                                                       ------------     -------------

                Total..............................................................        $ 2,534          $ 3,383
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

     As of June 30, 1998, the Company had issued and outstanding options to purchase 2,546,615 shares of Common Stock, at exercise prices ranging from $0.60 to $27.25 per share, to employees, officers, directors, and consultants, including options granted prior to the implementation of the Plan. Of these, options to purchase 1,113,384 shares were exercisable. During the six month period ended June 30, 1998, options to purchase 711,500 shares of Common Stock were granted at exercise prices ranging from $7.75 to $15.19, and options to purchase 541,400 shares were exercised at exercise prices ranging from $0.60 to $7.00.

     The Company considered the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", using the Black-Scholes method to approximate an expense related to the issuance of stock options. The Company's Black-Scholes calculation included an expected stock price volatility rate of 57.6%, a risk-free interest rate of 6.25%, no expected dividends, and an expected option term of five years. As permitted by SFAS No. 123, however, the Company accounts for options issued to employees under APB Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, for options issued to employees, no compensation cost has been recognized because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. On options issued to non-employees, consisting of options issued to directors and to consultants, the amortization of deferred compensation cost recorded for the six month periods ended June 30, 1998 and 1997, was $142,644 and $310,943, respectively.

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                                 THREE MONTHS                       SIX MONTHS
                                                                ENDED JUNE 30,                    ENDED JUNE 30,
                                                        -------------------------------    -----------------------------
                                                            1998              1997             1998             1997
                                                        --------------    -------------    -------------    ------------
                                                                     (In thousands, except per share data)
        Net loss:
            As reported......................             $ (22,054)      $(6,648)         $(39,361)        $(14,997)
            Pro Forma........................               (22,967)       (7,068)          (41,189)         (15,938)

        Net loss per share, basic and diluted:
            As reported......................             $   (1.25)      $ (0.45)         $  (2.25)        $  (1.12)
            Pro Forma........................                 (1.30)        (0.48)            (2.36)           (1.19)

5.    SUBSEQUENT EVENTS

     Effective as of July 1, 1998, the Company entered into a $30 million credit facility with Michael Jaharis, the Company's Chairman of the Board of Directors. The Company may draw against this credit facility during the period from July 1, 1998 to June 30, 1999. Borrowings will bear interest at the prime rate and will be due December 31, 2000.

     On July 17, 1998, the Company entered into a $3,000,000 letter of credit agreement (the "Agreement") with First Union National Bank. Under the terms of the Agreement, the Company must maintain as collateral, in its Money Management Account with the Bank, an amount equal to 90% of the outstanding borrowings under the Agreement. The Agreement expires July 18, 1999.

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 24, 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims:
(i) under sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint seeks unspecified damages and costs, including attorneys' and experts' fees and other disbursements. The outcome of the litigation cannot yet be determined.

Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurances, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc., principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technologies, Inc. ("Aeropharm"), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized MDI products for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. ("Holdings"); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this Form 10-Q filing to the Company's business include the business and operations of Holdings until June 30, 1996.

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 1998, the Company had accumulated a deficit from operations of approximately $145.3 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

RESULTS OF OPERATIONS

       SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     The Company began sales of its NIASPAN* product during August 1997 and, therefore, had no sales in the six month period ended June 30, 1997. Net sales of the NIASPAN product totaled $3.8 million during the six months ended June 30, 1998. Cost of sales for the same period totaled $1.1 million.

     The Company's research and development expenses increased to $14.5 million for the six months ended June 30, 1998, from $11.8 million for the six months ended June 30, 1997. This increase related primarily to recently established medical education programs in support of NIASPAN, personnel costs in support of the Company's expanded research and development activities, and in research and development costs incurred during the June 1998 quarter in connection with the Company's NICOSTATIN/registered trademark/ product. These increases were partially offset by the

--------
* NIASPAN is a registered trademark of Kos Pharmaceuticals, Inc.

absence, during the six months ended June 30, 1998, of a $3.0 million charge attributable to the cost of entering into an agreement, during February 1997, with an unaffiliated generic drug manufacturer to resolve, as between themselves, the effects of a potential patent interference proceeding and, by the absence in the quarter ended June 30, 1998, of the clinical trial costs incurred during the 1997 quarter associated with the completion of a NIASPAN long-term safety and efficacy study.

     Selling, general and administrative expenses increased to $29.0 million for the six months ended June 30, 1998, from $3.6 million for the six months ended June 30, 1997. The increase reflected primarily the full impact of the presence of the Company's sales and marketing organization during the six months ended June 30, 1998, including the continued recruitment of the Company's field sales force and the initiation of a variety of promotional programs in connection with the launching of the NIASPAN product. General and administrative costs also increased during the six months ended June 30, 1998, as a result of higher personnel costs and other expenses associated with the expanded activities of the Company.

     From July 1, 1996, to the completion of its IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Convertible Note"), the sole shareholder of Holdings. The Convertible Note and its accrued interest were convertible into shares of the Company's Common Stock at a conversion price per share equal to the IPO price per share ($15.00). Interest expense under the Convertible Note totaled $507,000 during the six months ended June 30, 1997. On October 25, 1997, the outstanding principal and interest of the Convertible Note was converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13.4 million and $1.0 million, respectively.

     The Company received $65.9 million in net proceeds from its IPO, completed in March 1997, and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. The remaining net proceeds from the follow-on offering, along with other cash balances, totaling $30.9 million as of June 30, 1998, were invested primarily in U.S. Treasury and highly-rated, corporate debt securities. The Company recorded $1.4 million of interest income for the six months ended June 30, 1998, compared with $919,000 for the six months ended June 30, 1997.

     The Company incurred a net loss of $39.4 million for the six months ended June 30, 1998, compared with a net loss of $15.0 million for the six months ended June 30, 1997.

       THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     The Company had no sales during the three month period ended June 30, 1997. Net sales of the NIASPAN product totaled $2.8 million during the three months ended June 30, 1998. Cost of sales for the same period totaled $0.8 million.

     The Company's research and development expenses increased to $7.5 million for the three months ended June 30, 1998, from $4.9 million for the three months ended June 30, 1997. This increase related primarily to the continuation of medical education programs in support of NIASPAN, personnel costs in support of the Company's expanded research and development activities, and in research and development costs associated with the Company's NICOSTATIN/registered trademark/ product. These increases were partially offset by the absence in the 1998 quarter of the clinical trials costs incurred in the 1997 quarter in connection with the completion of a NIASPAN long-term safety and efficacy study.

     Selling, general and administrative expenses increased to $17.1 million for the three months ended June 30, 1998, from $2.3 million for the three months ended June 30, 1997. This increase reflected primarily the full impact of the presence of the Company's sales and marketing organization and marketing programs during the three months ended June 30, 1998. General and administrative costs also increased for the 1998 quarter as a result of higher personnel costs and other expenses associated with the expanded activities of the Company.

     Interest expense under the Convertible Note, absent during the three months ended June 30, 1998, totaled $278,000 during the three months ended June 30, 1997. The Company, however, recorded $615,000 of interest income from its investment in U.S. Treasury and highly-rated corporate debt securities during the three months ended June 30, 1998, compared with $747,000 for the three months ended June 30, 1997.

     The Company incurred a net loss of $22.1 million for the three months ended June 30, 1998, compared with a net loss of $6.6 million for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1998, the Company's working capital totaled approximately $28.1 million, and the Company had cash and cash equivalents and marketable securities totaling $30.9 million. The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and selling, general and administrative expenses. As of June 30, 1998, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was approximately $11.1 million. During the six months ended June 30, 1998, the Company spent $4.9 million in capital expenditures. The Company expects capital expenditures to decrease moderately for the remainder of 1998.

     Effective as of July 1, 1998, the Company entered into a $30 million credit facility with Michael Jaharis, the Company's Chairman of the Board of Directors. The Company may draw against this credit facility during the period from July 1, 1998 to June 30, 1999. Borrowings will bear interest at the prime rate and will be due December 31, 2000.

     Although the Company currently anticipates that, including the capital available to the Company under the credit facility mentioned in the preceding paragraph, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations through mid-1999, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital through mid-1999 will be dependent primarily on its ability to generate substantial growth in sales of its NIASPAN product. Further, during this period, the Company's ability to fund its operating requirements may be affected by its ability to reduce its operating expenses and license or co-market NIASPAN and other cardiovascular products. Following mid-1999, the Company's working capital requirements will be substantial and will require the level of sales of the NIASPAN product to be significantly higher than current levels. The Company's ability to fund its operating requirements will also depend on the level of the Company's operating expenses and, possibly, whether the Company has entered into an agreement with a third party to license or co-market NIASPAN or other cardiovascular products. The Company's failure to generate substantial growth in the sales of NIASPAN, reduce operating expenses, or enter into a license or co-marketing agreement, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to or after mid-1999. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

NIASPAN SALES GROWTH

     The Company's success, including its ability to fund its operating requirements, currently depends primarily on its ability to market and sell increasing quantities of its NIASPAN product. The Company's ability to successfully market and sell its NIASPAN product depends significantly on the acceptance of the NIASPAN product by physicians and their patients and on its ability and willingness to devote the financial and employee resources to adequately market NIASPAN. There can be no assurance, however, that the Company will be able to devote sufficient resources to continue to increase the market acceptance of NIASPAN. The failure of physicians to prescribe NIASPAN or the failure of patients to continue taking NIASPAN would have a material adverse effect on the Company. Among other factors, adverse side effects or unfavorable publicity concerning the NIASPAN product or any other product incorporating technology similar to that used in the NIASPAN product could have an adverse effect on the Company's ability to obtain regulatory approvals, or to increase the market acceptance of NIASPAN by prescribing physicians, managed care providers, or patients; any of which would have a material adverse effect on the Company.

CONTINGENCIES

     The Company has performed an initial assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. Based on the Company's initial assessment, it believes that its accounting systems and operations substantially avoid the "Year 2000 Issue", thereby enabling it to properly process critical financial and operational information. There can be no assurance, however, that the systems of other companies on which the Company's systems and operations rely will be timely converted to address the "Year 2000 Issue", or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's financial position and results of operations.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to anticipated sales or working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to physician and patient acceptance of the NIASPAN product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the NIASPAN product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Transition Report on Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission on March 27, 1998 under the caption "Forward-Looking Information: Certain Cautionary Statements".

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 24, 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims: (i) under sections 11, 12(a)(2) and 15 of the Securities Act of 1933;
(ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint seeks unspecified damages and costs, including attorneys' and experts' fees and other disbursements. The outcome of the litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurances, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

              3.1 *  Amended and Restated Articles of Incorporation of the
                     Company

              3.2 *  Amended and Restated Bylaws of the Company

              4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company

              4.2 ** Form of Common Stock certificate of the Company

              27     Financial Data Schedule

           (b) Reports on Form 8-K:

               There were no reports filed by the Company on Form 8-K during the three months ended June 30, 1998.

           ----------
           * Filed with the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference

           ** Filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         KOS PHARMACEUTICALS, INC.



Date:    August 14, 1998                                                 By: /s/ Daniel M. Bell
                                                                           -----------------------------
                                                                            Daniel M. Bell, President and
                                                                            Chief Executive Officer



Date:    August 14, 1998                                                 By: /s/ Duncan H. Cocroft
                                                                           ------------------------------
                                                                             Duncan H. Cocroft,
                                                                             Senior Vice President and
                                                                             Chief Administrative Officer
                                                                             (Principal Financial Officer)

Date:    August 14, 1998                                                 By: /s/ Juan F. Rodriguez
                                                                           ------------------------------
                                                                             Juan F. Rodriguez,
                                                                             Controller
                                                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

27         Financial Data Schedule