Form 10-K405/A
period 1997-12-31
KOS PHARMACEUTICALS INC
filed 1998-10-28
CIK 1018952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                      None

   Items 6, 7 and 8 of Part II of the Transition Report on Form 10-K of Kos Pharmaceuticals, Inc. ("Kos" or the "Company") for the transition period from July 1, 1997, to December 31, 1997, filed with the Securities and Exchange Commission (the "Commission") on March 27, 1998, are hereby amended in their entirety as follows.

NIASPAN/registered trademark/ is a registered trademark of Kos
Pharmaceuticals, Inc.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following consolidated selected financial data of the Company for the five years in the period ended December 31, 1997, and for the six-month periods ended December 31, 1996 (unaudited) and 1997, should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                    YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                              1993            1994           1995            1996            1997
                                         ------------    ------------    ------------    ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS:
Net sales ............................   $       --      $         34    $          3    $       --      $      2,892
Cost of sales ........................           --              --              --              --               792
                                         ------------    ------------    ------------    ------------    ------------
       Gross profit ..................           --                34               3            --             2,100
                                         ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Research and development ..........          6,294           6,248          11,681          13,679          24,130
   General, selling and administrative          1,271           1,778           1,655           2,881          20,509
   Expense recognized on modification
      of stock option grants(1) ......           --              --              --             5,436            --
                                         ------------    ------------    ------------    ------------    ------------
       Total operating expenses ......          7,565           8,026          13,336          21,996          44,639
                                         ------------    ------------    ------------    ------------    ------------
Loss from operations .................         (7,565)         (7,992)        (13,333)        (21,996)        (42,539)
Other income (expense):
  Other income (expense) .............           --                 2            --              --               (10)
  Interest income (expense), net .....           (802)         (1,647)              6              11           2,787
  Interest expense-related parties ...           --               (55)           --              (136)           (868)
                                         ------------    ------------    ------------    ------------    ------------
        Loss before minority interest          (8,367)         (9,692)        (13,327)        (22,121)        (40,630)

Minority interest(2) .................           (164)             (3)              4              15            --
                                         ------------    ------------    ------------    ------------    ------------
   Net loss ..........................   $     (8,531)   $     (9,695)   $    (13,323)   $    (22,106)   $    (40,630)
                                         ============    ============    ============    ============    ============
Net loss per share, basic and
   diluted(3) ........................   $      (0.75)   $      (0.85)   $      (1.17)   $      (1.95)   $      (2.79)
Weighted average common shares in
   computing net loss per share(3)  ..     11,340,000      11,340,000      11,340,000      11,340,000      14,569,474



                                        SIX-MONTH PERIOD ENDED DECEMBER 31,
                                        -----------------------------------
                                             1996                 1997
                                        --------------       --------------
                                         (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS:
Net sales ............................  $         --         $      2,892
Cost of sales ........................            --                  792
                                        ------------         ------------
       Gross profit ..................            --                2,100
                                        ------------         ------------
Operating expenses:
   Research and development ..........         6,566               12,816
   General, selling and administrative         1,967               16,953
   Expense recognized on modification
      of stock option grants(1) ......            --                   --
                                        ------------         ------------
       Total operating expenses ......         8,533               29,769
                                        ------------         ------------
Loss from operations .................        (8,533)             (27,669)
Other income (expense):
  Other income (expense) .............            --                  (10)
  Interest income (expense), net .....             5                1,867
  Interest expense-related parties ...          (136)                (361)
                                        ------------         ------------
        Loss before minority interest         (8,664)             (26,173)
Minority interest(2) .................            --                   --
                                        ------------         ------------
   Net loss ..........................  $     (8,664)        $    (26,173)
                                        ============         ============
Net loss per share, basic and
   diluted(3) ........................  $      (0.76)        $      (1.67)
Weighted average common shares in
   computing net loss per share(3)  ..    11,340,000           15,694,256



                                                                         DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                              1993           1994             1995           1996            1997
                                         ------------    ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
BALANCE SHEET:
Cash and marketable securities .......   $         16    $         78    $        229    $        358    $     70,396
Working capital (deficit)(4) .........        (20,464)        (30,763)           (445)         (9,355)         70,939
Total assets .........................          1,008           1,698           2,380           3,197          84,403
Total debt ...........................         20,405          30,372            --             8,355            --
Accumulated deficit(5) ...............        (20,199)        (29,894)        (43,217)        (65,322)       (105,952)
Shareholders' equity (deficit)(4) ....        (19,709)        (29,404)          1,390          (6,750)         77,870

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

   SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

   As described in the preceding paragraphs, the Company, which began sales of its NIASPAN product during August 1997, recorded net sales of this product of $2.9 million for the six-month period ended December 31, 1997. Cost of sales for the same period totaled $0.8 million.

   The Company's research and development expenses increased to $12.8 million for the six-month period ended December 31, 1997, from $6.6 million for the six-month period ended December 31, 1996. This increase was attributable to licensing and development, post-marketing clinical trials associated with the Company's NIASPAN product and other products under development, and personnel and personnel-related costs.

   General, selling and administrative expenses increased to $17.0 million for the six-month period ended December 31, 1997, from $2.0 million for the six-month period ended December 31, 1996. This increase reflected primarily the commencement of the Company's sales and marketing activities, including the recruitment of the Company's field sales organization and the launching of a variety of promotional programs in connection with the introduction of the NIASPAN product. The Company's administrative costs also increased during the six-month period ended December 31, 1997, as a result of added personnel and other expenses incurred in support of its expanded activities.

   The Company recorded $1.9 million of interest income for the six-month period ended December 31, 1997, as a result of its investments in marketable securities from the net proceeds from the IPO and the follow-on offering, compared with $5,000 for the six-month period ended December 31, 1996. The Company also recorded, mostly as a result of the Convertible Note, $361,000 of interest expense during the six-month period ended December 31, 1997, compared with $136,000 for the six-month period ended December 31, 1996.

   The Company incurred a net loss of $26.2 million for the six-month period ended December 31, 1997, compared with a net loss of $8.7 million for the six-month period ended December 31, 1996.


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

   Although, as of March 27, 1998, the Company anticipates that it has an amount of working capital that will be sufficient to fund the Company's operations through December 31, 1998, the Company's cash requirements during and after its fiscal year ending December 31, 1998, will be substantial and may exceed the amount of the Company's working capital. The Company must generate significant sales of its NIASPAN product during 1998 in order to fund its operating requirements and maintain an adequate level of working capital through the end of the year; however, there can be no assurance that such sales can be achieved. The Company's failure to achieve such sales and other events, including the progress of the Company's research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital prior to the end of such year. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital in 1998 through loans, which may include a bank line of credit, or through the issuance of debt or equity securities. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurance, however, that any additional capital will be available to the Company on acceptable terms, or at all.



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


                                                                          PAGE
                                                                          ----
      Financial Statements:

      Report of Independent Certified Public Accountants.............      28

      Consolidated Balance Sheets at December 31, 1996 and 1997......      29

      Consolidated Statements of Operations for the years
        ended December 31, 1995, 1996 and 1997, and for the
        six-month periods ended December 31, 1996 (unaudited)
        and 1997.....................................................      30

      Consolidated Statements of Shareholders' Equity (Deficit) for
        the period December 31, 1994 to December 31, 1997............      31

      Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, 1996 and 1997, and for the six-month periods
        ended December 31,1996 (unaudited) and 1997..................      32

      Notes to Consolidated Financial Statements.....................      33

      Financial Statement Schedule:*

      Report of Independent Certified Public Accountants
        on Schedule..................................................      44

      II.   Valuation and Qualifying Accounts........................      45


----------
   * All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
   Kos Pharmaceuticals, Inc.:


   We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, and for the six-month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, and for the six-month period ended December 31, 1997, in conformity with generally accepted accounting principles.


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
                                                         =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE SIX-MONTH PERIOD ENDED
                                                  FOR THE YEAR ENDED DECEMBER 31,                   DECEMBER 31,
                                           --------------------------------------------  -----------------------------
                                               1995            1996            1997          1996             1997
                                           ------------    ------------    ------------  ------------     ------------
                                                                                          (UNAUDITED)
Net sales ..............................   $      2,600    $       --      $  2,892,065  $      --        $  2,892,065
Cost of sales ..........................           --              --           792,230         --             792,230
                                           ------------    ------------    ------------  ------------     ------------
    Gross profit .......................          2,600            --         2,099,835         --           2,099,835
                                           ------------    ------------    ------------  ------------     ------------
Operating expenses:
   Research and development ............     11,680,714      13,679,009      24,130,216     6,565,988       12,815,671
   General, selling and administrative .      1,655,220       2,880,776      20,508,654     1,967,120       16,953,509
   Expense recognized on modification of
     Stock option grants ...............           --         5,436,000            --           --               --
                                           ------------    ------------    ------------  ------------     ------------
    Total operating expenses ...........     13,335,934      21,995,785      44,638,870     8,533,108       29,769,180
                                           ------------    ------------    ------------  ------------     ------------

Loss from operations ...................    (13,333,334)    (21,995,785)    (42,539,035)   (8,533,108)     (27,669,345)
                                           ------------    ------------    ------------  ------------     ------------
Other income (expense):
   Other expense .......................           --              --           (10,240)        --             (10,240)
   Interest income (expense), net ......          6,520          11,324       2,786,946         5,182        1,867,319
   Interest expense-related parties ....           --          (136,282)       (867,652)     (136,282)        (360,553)
                                           ------------    ------------    ------------  ------------     ------------
        Total other income (expense) ...          6,520        (124,958)      1,909,054      (131,100)       1,496,526
                                           ------------    ------------    ------------  ------------     ------------
       Loss before minority interest ...    (13,326,814)    (22,120,743)    (40,629,981)   (8,664,208)     (26,172,819)
 Minority interest .....................          4,143          15,341            --           --               --
                                           ------------    ------------    ------------  ------------     ------------
       Net loss ........................   $(13,322,671)   $(22,105,402)   $(40,629,981) $ (8,664,208)    $(26,172,819)
                                           ============    ============    ============  ============     ============

Net loss per share, basic and diluted ..   $      (1.17)   $      (1.95)   $      (2.79) $      (0.76)    $      (1.67)
Weighted average shares of common
  stock outstanding ....................     11,340,000      11,340,000      14,569,474    11,340,000       15,694,256


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                              KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                            ADDITIONAL
                                              COMMON          PAID-IN        ACCUMULATED
                                               STOCK          CAPITAL          DEFICIT            TOTAL
                                          -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1994 .........    $     100,000    $     390,000    $ (29,894,309)    $ (29,404,309)

Capital contributions from Kos
  Investments, Inc. ....................           --         13,745,000             --          13,745,000
  Assumption of note payable by Kos
  Investments, Inc. ....................           --         30,372,000             --          30,372,000
Net loss .............................             --               --        (13,322,671)      (13,322,671)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1995 .........          100,000       44,507,000      (43,216,980)        1,390,020

Capital contributions from Kos
Investments, Inc. ....................             --          8,381,633             --           8,381,633
Modification of stock options ........             --          5,436,000             --           5,436,000

Contribution of minority interest ....             --            147,690             --             147,690

Net loss .............................             --               --        (22,105,402)      (22,105,402)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1996 .........          100,000       58,472,323      (65,322,382)       (6,750,059)

Issuance of Common Stock .............           58,577      109,167,409             --         109,225,986
Exercise of stock options ............            3,479        1,226,562             --           1,230,041
Conversion of Convertible Note to
  Common Stock .......................            9,601       14,391,435             --          14,401,036

Stock options issued to non-employees              --            392,835             --             392,835

Net loss .............................             --               --        (40,629,981)      (40,629,981)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1997 .........    $     171,657    $ 183,650,564    $(105,952,363)    $  77,869,858
                                          =============    =============    =============     =============

BALANCE AT JUNE 30, 1996 .............    $     100,000    $  58,472,323    $ (56,658,174)    $   1,914,149

Net loss (unaudited)..................             --               --         (8,664,208)       (8,664,208)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1996 .........    $     100,000    $  58,472,323    $ (65,322,382)    $  (6,750,059)
                                          =============    =============    =============     =============

BALANCE AT JUNE 30, 1997 .............    $     147,725    $ 124,620,649    $ (79,779,544)    $  44,988,830

Issuance of Common Stock .............           10,852       43,330,026             --          43,340,878
Exercise of stock options ............            3,479        1,226,562             --           1,230,041
Conversion of Convertible Note to
  Common Stock .......................            9,601       14,391,435             --          14,401,036
Stock options issued to non-employees              --             81,892             --              81,892
Net loss .............................             --               --        (26,172,819)      (26,172,819)
                                          -------------    -------------    -------------     -------------

BALANCE AT DECEMBER 31, 1997 .........    $     171,657    $ 183,650,564    $(105,952,363)    $  77,869,858
                                          =============    =============    =============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                       KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     FOR THE SIX-MONTH PERIOD ENDED
                                                            FOR THE YEAR ENDED DECEMBER 31,                     DECEMBER 31,
                                                   -----------------------------------------------    ----------------------------
                                                        1995             1996             1997             1996            1997
                                                   -------------    -------------    -------------    -------------    ------------
                                                                                                       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................    $(13,322,671)   $ (22,105,402)   $ (40,629,981)   $  (8,664,208)  $(26,172,819)
  Adjustments to reconcile net loss to net
  cash used in operating activities -
    Provision for doubtful accounts ............            --               --             80,000             --           80,000
    Depreciation and amortization ..............         482,409          539,661          921,271          279,280        551,513
    Provision for inventory obsolescence .......            --               --            246,987             --          171,987
    Minority interest ..........................          (4,143)         (15,341)            --               --             --
    Compensation recognized on modification of
      stock option grants ......................            --          5,436,000             --               --             --
    Stock options issued to non-employees ......            --               --            392,835             --           81,892
    Changes in operating assets and liabilities:
      Trade accounts receivable ................            --               --         (1,900,011)            --       (1,900,011)
      Prepaid expenses and other current assets          (58,275)         (81,531)      (1,639,021)         (68,449)    (1,526,714)
      Inventories ..............................            --               --         (3,629,855)            --       (2,182,509)
      Other assets .............................            --               --            (31,036)            --        1,721,985
      Accounts payable .........................         536,324          336,134        2,104,270          860,116        729,418
      Accrued expenses .........................        (272,593)         429,002        3,843,514          365,038         88,177
                                                   -------------    -------------    -------------    -------------    -----------
     Net cash used in operating activities .....     (12,638,949)     (15,461,477)     (40,241,027)      (7,228,223)   (28,357,081)
                                                   -------------    -------------    -------------    -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment purchases .........................            --               --        (30,894,009)            --       (5,839,072)
  Capital expenditures .........................        (954,192)      (1,147,067)      (5,216,027)        (962,741)    (4,179,553)
                                                   -------------    -------------    -------------    -------------    -----------
     Net cash used in investing activities .....        (954,192)      (1,147,067)     (36,110,036)        (962,741)   (10,018,625)
                                                   -------------    -------------    -------------    -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock ...            --               --        109,225,986             --       43,340,878
  Net proceeds from exercise of stock options ..            --               --          1,230,041             --        1,230,041
  Capital contributions received from Kos
   Investments, Inc. ...........................      13,745,000        8,381,633             --               --              --
  Borrowings under Convertible Note ............            --          8,355,000        5,040,000        8,355,000            --
                                                   -------------    -------------    -------------    -------------    -----------
     Net cash provided by financing activities .      13,745,000       16,736,633      115,496,027        8,355,000     44,570,919
                                                   -------------    -------------    -------------    -------------    -----------
       Net increase in cash and cash
       equivalents .............................         151,859          128,089       39,144,964          164,036      6,195,213

Cash and Cash Equivalents, beginning of period .          77,572          229,431          357,520          193,484     33,307,271
                                                   -------------    -------------    -------------    -------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......   $     229,431    $     357,520    $  39,502,484    $     357,520    $39,502,484
                                                   =============    =============    =============    =============    ===========
Supplemental Disclosure of Cash Flow
Information:
  Interest paid ................................   $      26,897    $        --      $        --      $        --      $      --
Supplemental Disclosure of Non-cash
Information:
  Transfer of note payable to Kos Investments,
  Inc ..........................................   $  30,372,000    $        --      $        --      $        --      $      --
  Contribution of minority interest to paid-in
  capital ......................................   $        --      $     147,690    $        --      $        --      $      --
  Conversion of Convertible Note and accrued
  interest payable to Common Stock .............   $        --      $        --      $  14,401,036    $        --      $14,401,036




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

Detail of option activity is as follows:

                                                       EXERCISE PRICES
                                                   ------------------------
                                    NUMBER OF                       WEIGHTED
                                     SHARES             RANGE       AVERAGE
                                    ----------     ---------------  -------

Outstanding, December 31, 1995      1,185,000      $ 0.60 - $ 3.33  $  0.81
Granted ......................      1,110,500        7.00 -  15.00     7.99
                                    ---------

Outstanding, December 31, 1996      2,295,500        0.60 -  15.00     4.28
Granted ......................        539,700       15.00 -  43.44    33.14
Exercised ....................       (347,910)       0.60 -  15.00     3.52
Canceled .....................        (40,500)       7.00 -  38.69    11.11
                                    ---------

Outstanding, December 31, 1997      2,446,790      $ 0.60 - $43.44  $ 10.64
                                    =========


          OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
 ---------------------------------------    ----------------------------------------------------------------
                             NUMBER             WEIGHTED                              NUMBER        WEIGHTED
                         OUTSTANDING AT         AVERAGE             WEIGHTED        EXERCISABLE     AVERAGE
    RANGE OF              DECEMBER, 31         REMAINING             AVERAGE        DECEMBER, 31    EXERCISE
 EXERCISE PRICES             1997           CONTRACTUAL LIFE      EXERCISE PRICE       1997          PRICE
----------------         --------------     ----------------      --------------    ------------   ---------


$ 0.75 to   3.33            300,000          5.0 years              $    0.97         300,000       $ 0.97
  0.60 to   7.00          1,477,965          8.5 years                   4.09       1,086,730         3.05
 15.00 to  43.44            668,825          9.4 years                  29.46          43,000        15.00
                         ----------                                                 ---------
$ 0.60 to $43.44          2,446,790                                                 1,429,730
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

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors of
  Kos Pharmaceuticals, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated January 23, 1998 (except with respect to the matter discussed in Note 12 as to which the date is February 19, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



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
                                                   ==========        =========     =========      =========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

                                      KOS PHARMACEUTICALS, INC.

                                       By: /s/ DANIEL M. BELL
                                          ----------------------
                                          Daniel M. Bell
                                          President and Chief Executive
                                          Officer

                                          Date: October 28, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

23               Consent of Arthur Andersen LLP