Form 10-Q
period 1998-09-30
KOS PHARMACEUTICALS INC
filed 1998-11-12
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     -------

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

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

       Registrant's Telephone Number, Including Area Code: (305) 577-3464

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X     No
                     ---        ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS                                            OUSTANDING AT OCTOBER 30, 1998
-----                                            ------------------------------
Common Stock, par value $.01 per share                       17,716,345

                            KOS PHARMACEUTICALS, INC.

                                      INDEX


                                                                            PAGE

PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and December 31, 1997..............................    2

           Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 (unaudited)
           and 1997 (unaudited)...........................................    3

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 (unaudited)
           and 1997 (unaudited)...........................................    4

           Notes to Condensed Consolidated Financial Statements...........    5

Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    8

          Forward Looking Information: Certain Cautionary Statements......   14

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings...............................................   25

Item 6  - Exhibits and Reports on Form 8-K................................   26

NIASPAN is a registered trademark of Kos Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            1998           1997
                                                                         ----------     ---------
                                                                         (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents..........................................   $  11,840     $  39,502
   Marketable securities..............................................          40        30,894
   Trade accounts receivable, net.....................................       1,783         1,820
   Prepaid expenses and other current assets..........................         994         1,873
   Inventories........................................................       1,339         3,383
                                                                         ---------     ---------

       Total current assets...........................................      15,996        77,472

Fixed Assets,  net....................................................      11,674         6,900
Other Assets..........................................................          16            31
                                                                         ---------     ---------

       Total assets...................................................   $  27,686     $  84,403
                                                                         =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...................................................     $ 2,764    $    3,159
   Accrued expenses...................................................       4,792         3,374
   Capital lease obligation...........................................          73             -
                                                                         ---------     ---------

       Total current liabilities......................................       7,629         6,533

Capital lease obligation, net of current portion......................                         -
                                                                               131
                                                                         ---------     ---------

       Total liabilities..............................................       7,760         6,533
                                                                         ---------     ---------

Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
   17,716,345 and 17,165,695 shares issued and outstanding as
   of September 30, 1998 and December 31, 1997, respectively..........         177           172
   Preferred stock, $.01 par value, 10,000,000 shares authorized,               -              -
   none issued and outstanding........................................
   Additional paid-in capital.........................................     184,371       183,650
   Accumulated deficit................................................    (164,622)     (105,952)
                                                                         ---------     ---------


       Total shareholders' equity.....................................      19,926        77,870
                                                                         ---------     ---------


       Total liabilities and shareholders' equity.....................    $ 27,686     $  84,403
                                                                         ==========    ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                       THREE MONTHS             NINE MONTHS
                                                          ENDED                    ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------  --------------------
                                                     1998        1997         1998        1997
                                                  ---------   ---------    --------    --------
                                                       (UNAUDITED)              (UNAUDITED)

Net sales......................................  $    4,266    $  1,524    $   8,073    $ 1,524
Cost of sales..................................       1,172         364        2,225        364
                                                  ---------    --------    ---------   --------
       Gross profit............................       3,094       1,160        5,848      1,160
                                                  ---------    --------    ---------   --------
Operating Expenses:
   Research and development....................       6,840       5,150       21,335     16,465
   Selling, general and administrative.........      15,891       7,261       44,909     10,816
                                                  ---------    --------    ---------   --------
       Total operating expenses................      22,731      12,411       66,244     27,281
                                                  ---------    --------    ---------   --------
Other (Income) Expense:
   Other income................................         (13)          -          (12)         -
   Interest income, net........................        (315)       (743)      (1,714)    (1,663)
   Interest expense-related parties............          -          288         -           795
                                                  ---------    --------    ---------   --------
       Total other income......................        (328)       (455)      (1,726)      (868)
                                                  ---------    --------    ---------   --------

        Net loss...............................    $(19,309)   $(10,796)    $(58,670)  $(25,253)
                                                  ==========   =========   =========   ========

Net loss per share, basic and diluted..........   $   (1.09)   $  (0.73)     $ (3.34)  $  (1.82)

Weighted average shares of common
  stock outstanding............................      17,713      14,782       17,547     13,883

Common stock options outstanding
  (not included in the calculation of diluted
  loss per share as their impact would be
  antidilutive)................................       2,549       2,648        2,549      2,648



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -----------------------
                                                                           1998          1997
                                                                         --------      ---------
                                                                               (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss.............................................................  $(58,670)      $(25,253)
  Adjustments to reconcile net loss to net cash used
      in operating activities -
      Depreciation and amortization....................................     1,614            628
      Cost of stock options issued to non-employees....................       206            344
      Provision for inventory obsolescence.............................       210            115
      Gain on disposal of fixed assets.................................        12              -
      Changes in operating assets and liabilities:
        Trade accounts receivable, net.................................        37         (1,476)
        Prepaid expenses and other current assets......................       879            (90)
        Inventories....................................................     1,834         (2,282)
        Other assets...................................................        15           (635)
        Accounts payable...............................................      (395)         2,294
        Accrued expenses...............................................     1,418          5,469
                                                                         --------       --------

               Net cash used in operating activities...................   (52,840)       (20,886)
                                                                         --------       --------

Cash Flows from Investing Activities:
  Proceeds from (investments in) marketable securities.................    30,854        (31,635)
  Capital expenditures.................................................    (6,168)        (3,082)
                                                                         --------       --------

               Net cash provided by (used in) investing activities.....    24,686        (34,717)
                                                                         --------       --------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock...........................         -         65,885
  Stock options exercised..............................................       520            647
  Borrowings under loan from Kos Investments, Inc......................         -          5,040
  Payments under capital lease obligation..............................       (28)             -
                                                                         --------       --------

               Net cash provided by financing activities...............       492         71,572
                                                                         --------       --------

               Net increase (decrease) in cash and
               cash equivalents........................................   (27,662)        15,969

Cash and cash equivalents, beginning of period.........................    39,502            358
                                                                         --------       --------
Cash and cash equivalents, end of period...............................  $ 11,840       $ 16,327
                                                                         ========       ========
Supplemental Disclosure of Non-cash Flow Information:
   Acquisition of equipment under capital lease obligation.............  $    232       $      -


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     The unaudited condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine month period ended September 30, 1998, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 1998. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Transition Report on Form 10-K, as amended, for the period ended December 31, 1997.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. The Company does not have any material comprehensive income items reported outside of its statement of operations for the nine month periods ended September 30, 1998 and 1997. Therefore, the Company's net income for the nine month periods ended September 30, 1998 and 1997, equals its comprehensive income for the same time periods.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 effective December 31, 1998.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement establishes accounting and reporting standards that require that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company adopted SFAS 133 effective June 30, 1998. The adoption of this statement did not have an impact on the Company's consolidated financial position because the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3.  INVENTORIES

     Inventories consist of the following:

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                           1998           1997
                                                                        ----------    ----------
                                                                            (in thousands)
          Raw materials..............................................    $    192      $    218
          Work in process............................................         837         1,917
          Finished goods.............................................         310         1,248
                                                                        ----------    ----------

               Total.................................................     $ 1,339       $ 3,383
                                                                        ==========    ==========


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

     As of September 30, 1998, the Company had issued and outstanding options to purchase 2,549,065 shares of Common Stock, at exercise prices ranging from $0.60 to $27.25 per share, to employees, officers, directors, and consultants, including options granted prior to the implementation of the Plan. Of these options outstanding, options to purchase 1,186,728 shares were exercisable. During the nine-month period ended September 30, 1998, options to purchase 751,500 shares of Common Stock were granted at exercise prices ranging from $7.75 to $15.19, options to purchase 547,750 shares were exercised at exercise prices ranging from $0.60 to $7.00, and options to purchase 101,475 shares at exercise prices ranging from $7.00 to $17.00 were cancelled.

5.   SUBSEQUENT EVENTS

     The Company's Board of Directors authorized, effective October 1, 1998, the re-pricing of options to acquire shares of Common Stock granted to employees at exercise prices ranging from $7.00 to $13.28 per share. As a result of the re-pricing, the exercise price for these options was reduced to $5.06 per share, the closing price of the Company's Common Stock on October 1, 1998. No options granted to members of the Board of Directors or to the Company's officers were re-priced.

     Effective October 7, 1998, the Company entered into an additional $25 million funding arrangement (the "Supplemental Funding Arrangement") with Michael Jaharis, the Company's Chairman of the Board of Directors. Under the terms of the Supplemental Funding Arrangement, Mr. Jaharis will make available to the Company, as requested, additional debt or equity capital in excess of the capital available to the Company under the July 1, 1998, $30 million credit facility previously provided by Mr. Jaharis. Funds will be provided to the Company under the Supplemental Funding Arrangement at prevailing rates and on prevailing terms for companies situated similar to the Company. The Supplemental Funding Arrangement is subject to certain conditions, including (i) the parties' entering into appropriate documentation containing standard terms and conditions, (ii) at the time of funding, there shall not have been any material adverse change in the business or financial operations or condition of the Company or in its management, (iii) at the time of funding, the Company's then current financial projections shall indicate that the Company shall have sufficient funds, with the funding to be provided under the Supplemental Funding Arrangement, to achieve positive cash flow no later than June 30, 2000, (iv) at the time of funding, there shall not be any litigation pending or threatened involving the Company that is likely to have a material adverse effect on the Company, and (v) at the time of funding, Michael Jaharis or his affiliates shall continue to hold a controlling interest in the Company's Common Stock. The Supplemental Funding Arrangement will terminate on the earlier to occur of (x) June 30, 2000, (y) the Company's receiving third party financing for an amount in excess of 50% of the amount available under the Supplemental Funding Arrangement and (z) a change in control, merger or sale of substantially all of the assets of the Company.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through September 30, 1998, the Company had accumulated a deficit from operations of approximately $164.6 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company recorded net sales of $8.1 million for the nine months ended September 30, 1998, compared with $1.5 million for the same period in 1997. The Company began sales of its NIASPAN product during August 1997. Cost of sales was $2.2 million and $364,000 for the nine months ended September 30, 1998 and 1997, respectively, resulting in 72.4% and 76.1% gross margin for the respective periods. The 1998 decrease in gross margin was attributable to higher overhead absorption costs resulting from lower NIASPAN production during the 1998 period.

    The Company's research and development expenses increased to $21.3 million for the nine months ended September 30, 1998, from $16.5 million for the nine months ended September 30, 1997. The change related primarily to increases of $4.0 million during the 1998 period in connection with formulation development of the

Company's Nicostatin(TM) product and other products under development, $3.4 million in medical education programs in support of NIASPAN, and $1.4 million in personnel and personnel-related costs in support of the Company's expanded research and development activities. The increases were partially offset by the absence, during 1998, of a $3.0 million charge attributable to the cost of entering into an agreement, in February 1997, with an unaffiliated generic drug manufacturer to resolve, as between themselves, the effects of a potential patent interference proceeding, $0.8 million of development costs paid to third parties in 1997 and, the absence of $0.5 million of clinical trial costs incurred during the 1997 period associated with the completion of a NIASPAN long-term study.

     Selling, general and administrative expenses increased to $44.9 million for the nine months ended September 30, 1998, from $10.8 million for the nine months ended September 30, 1997. The change reflected primarily the full impact of the presence of the Company's sales and marketing organization during the 1998 period, including the continued expansion of the Company's field sales force and the initiation of a variety of promotional programs in connection with the NIASPAN product. General and administrative costs also increased during the 1998 period, mostly as a result of a $1.4 million increase in personnel costs, $0.4 million in royalty expenses for the Company's NIASPAN product, and other expenses associated with the expanded activities of the Company.

     From July 1, 1996, to the completion of its IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Convertible Note"), the sole shareholder of Holdings. The Convertible Note and its accrued interest were convertible into shares of the Company's Common Stock at a conversion price per share equal to the IPO price per share ($15.00). Interest expense under the Convertible Note totaled $0.8 million during the nine months ended September 30, 1997. On October 25, 1997, the outstanding principal and interest of the Convertible Note was converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13.4 million and $1.0 million, respectively.

     The Company received $65.9 million in net proceeds from its IPO and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. The remaining net proceeds from the follow-on offering, along with other cash balances, totaling $11.9 million as of September 30, 1998, were invested primarily in U.S. Treasury and highly-rated corporate debt securities. The Company recorded $1.7 million of interest income for both the nine months ended September 30, 1998 and 1997.

     The Company incurred a net loss of $58.7 million for the nine months ended September 30, 1998, compared with a net loss of $25.3 million for the nine months ended September 30, 1997.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company recorded net sales of $4.3 million for the three months ended September 30, 1998, compared with $1.5 million for the same period in 1997. The Company began sales of its NIASPAN product during August 1997. Cost of sales was $1.2 million and $0.4 million for the three months ended September 30, 1998 and 1997, respectively, resulting in 72.5% and 76.1% gross margin for the respective periods. The 1998 decrease in gross margin was attributable to higher overhead absorption costs resulting from lower NIASPAN production during the 1998 period.

     The Company's research and development expenses increased to $6.8 million for the three months ended September 30, 1998, from $5.2 million for the three months ended September 30, 1997. The change related primarily to increases of $1.5 million during the 1998 period in connection with formulation development of the Company's Nicostatin(TM) product and other products under development, $0.7 million in medical education programs in support of NIASPAN, and $0.5 million in personnel and personnel-related costs in support of the Company's expanded research and development activities. The increases were partially offset by the absence, in the 1998 quarter, of $1.2 million of development and licensing costs paid to third parties in 1997.

     Selling, general and administrative expenses increased to $15.9 million for the three months ended September 30, 1998, from $7.3 million for the three months ended September 30, 1997. The increase reflected primarily the full impact of the presence of the Company's augmented sales and marketing organization during the 1998 period, and the cost of a variety of promotional programs, absent in the 1997 quarter, in connection with the NIASPAN product. General and administrative costs also increased during the 1998 period, mostly as a result of a $0.2 million increase in personnel costs, $0.2 million in royalty expenses for the Company's NIASPAN product, and other expenses associated with the expanded activities of the Company.

     Interest expense under the Convertible Note, absent during the three months ended September 30, 1998, totaled $0.3 million during the three months ended September 30, 1997. The Company, however, recorded $0.3 million of interest income from its investment in U.S. Treasury and highly-rated corporate debt securities during the three months ended September 30, 1998, compared with $0.7 million for the three months ended September 30, 1997.

     The Company incurred a net loss of $19.3 million for the three months ended September 30, 1998, compared with a net loss of $10.8 million for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's working capital totaled approximately $8.4 million, and the Company had cash and cash equivalents and marketable securities totaling $11.9 million. The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and selling, general and administrative expenses. As of September 30, 1998, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was approximately $11.7 million. During the nine months ended September 30, 1998, the Company spent $6.2 million in capital expenditures. The Company expects capital expenditures to be no more than $2.0 million for the remainder of 1998.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. The Company may draw against this credit facility during the period from July 1, 1998 to June 30, 1999. Borrowings will bear interest at the prime rate and will be due December 31, 2000.

     Effective October 7, 1998, the Company entered into an additional $25 million funding arrangement (the "Supplemental Funding Arrangement") with Michael Jaharis, the Company's Chairman of the Board of Directors. Under the terms of the Supplemental Funding Arrangement, Mr. Jaharis will make available to the Company, as requested, additional debt or equity capital in excess of the capital available to the Company under the July 1, 1998, $30 million credit facility previously provided by Mr. Jaharis. Funds will be provided to the Company under the Supplemental Funding Arrangement at prevailing rates and on prevailing terms for companies situated similar to the Company. The Supplemental Funding Arrangement is subject to certain conditions, including (i) the parties' entering into appropriate documentation containing standard terms and conditions, (ii) at the time of funding, there shall not have been any material adverse change in the business or financial operations or condition of the Company or in its management, (iii) at the time of funding, the Company's then current financial projections shall indicate that the Company shall have sufficient funds, with the funding to be provided under the Supplemental Funding Arrangement, to achieve positive cash flow no later than June 30, 2000, (iv) at the time of funding, there shall not be any litigation pending or threatened involving the Company that is likely to have a material adverse effect on the Company, and (v) at the time of funding, Michael Jaharis or his affiliates shall continue to hold a controlling interest in the Company's Common Stock. The Supplemental Funding Arrangement will terminate on the earlier to occur of (x) June 30, 2000, (y) the Company's receiving third party financing for an amount in excess of 50% of the amount available under the Supplemental Funding Arrangement and (z) a change in control, merger or sale of substantially all of the assets of the Company.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility and the Supplemental Funding Arrangement, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its NIASPAN product. Further, during this period, the Company's ability to fund its operating requirements may be affected by its ability to reduce its operating expenses and license or co-market NIASPAN and other cardiovascular products. The Company's failure to generate substantial growth in the sales of NIASPAN, reduce operating expenses, enter into a license or co-marketing agreement, or meet the conditions necessary for the Company to obtain funding under the Supplemental Funding Arrangement, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     To date, the Company has dedicated most of its financial resources to the development and commercialization of its NIASPAN product, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the next twelve months, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the commercial launch of the NIASPAN product and for investments in its research and development programs. No assurance can be given that additional significant losses will not continue thereafter. The Company's ability to achieve and maintain profitability will depend, among other things, on the commercial success of the NIASPAN product; on the Company's ability to successfully exploit its manufacturing and sales and marketing capabilities; to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for its products under development; and on its ability to maintain sufficient funds to finance its activities. As of September 30, 1998, the Company's accumulated deficit was $164.6 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Holdings and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996, to offset future taxable net income, if any. There can be no assurance, however, that the Company will be able to achieve profitability to utilize such carryforwards or that profitability, if any, can be sustained.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has experienced negative cash flows from operations since its inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development, including clinical trials of its products under development, and to commercialize NIASPAN and its products under development if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources, including funds available to the Company under certain financing commitments, to fund the operations of the Company until the Company achieves positive cash flows. The Company, however, may need or elect to raise additional capital prior to such date. The Company's capital requirements will depend on many factors, primarily relating to the near-term commercial success of NIASPAN; the Company's ability to meet the conditions necessary to obtain funding under the Supplemental Funding Arrangement; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Company's NIASPAN product, and that testing and regulatory procedures relating to the Company's products under development can be conducted at projected costs and within projected time frames. There can be no assurances that any of these assumptions will prove to be accurate.

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

     Moreover, the Company has fewer sales persons than many of its competitors and there can be no assurance that the Company's sales force will be able to detail successfully physicians who prescribe lipid-altering medications. There can be no assurance that the Company will be able to retain its current sales representatives, that any additional representatives hired by the Company will be immediately effective in promoting the sale of the NIASPAN product, or that the Company's sales representatives will be able to generate significant sales of the NIASPAN product. The failure of the Company's sales representatives to quickly generate sales of the NIASPAN product could have a material adverse effect on the Company.

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

DEPENDENCE ON CERTAIN COLLABORATORS

     The Company relies on third parties for certain aspects of the development of certain of its products under development. The Company is collaborating with Fuisz on the development of certain products. Pursuant to this collaboration, Kos is responsible for conducting pharmacokinetic studies and clinical trials and Fuisz is responsible for the formulation of such products. The Company is not aware of any FDA approved products that have successfully incorporated Fuisz' microsphere technology, which is intended to be used in one of the products being developed under such collaborations. The Company's ability to commercialize these products may depend to a significant extent on the efforts of Fuisz, over which the Company has no control. There can be no assurance that Fuisz will be successful in developing any of the Company's products under development. The Company also relies on other third parties for certain aspects of the development of the Company's presently planned or future products. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party's employees responsible for the project, the third party's commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

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

POSSIBLE STOCK PRICE VOLATILITY

     The stock market, including the Nasdaq National Market, on which the Company's shares are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded pharmaceutical and biotechnology companies, has been and may continue to be highly volatile. The sale by the Company's controlling shareholder or members of the Company's management of shares of Common Stock, announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to the NIASPAN product or to products under development by the Company or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of pharmaceutical and biotechnology products and economic and other external factors, as well as the trend of prescriptions for the NIASPAN product and the period-to-period fluctuations in sales or other financial results, among other factos, may have a significant impact on the market price of the Common Stock.

CONTROL BY EXISTING SHAREHOLDER

     Michael Jaharis, the Chairman of the Board of Directors of the Company and one of its founders, beneficially owns approximately 49.5% of the outstanding Common Stock. Accordingly, this shareholder can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person, along with the factors described in the next paragraph, "Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims:
(i) under sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint seeks unspecified damages and costs, including attorneys' fees and costs and expenses. The outcome of the litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurances, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           10.1 Revolving Credit and Loan Agreement dated as of July 1, 1998, between the Company and Michael Jaharis

           10.2    Promissory Note dated July 1, 1998, in favor of Michael
                   Jaharis

           27      Financial Data Schedule

         (b)  Reports on Form 8-K:

              There were no reports filed by the Company on Form 8-K during the three months ended September 30, 1998.

-----
*    Filed with the Company's Registration Statement on Form S-1 (File
No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference

**   Filed with the Company's Registration Statement on Form 8-A filed with the
Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOS PHARMACEUTICALS, INC.



Date:   November 12, 1998             By:  /s/ DANIEL M. BELL
                                           ------------------------------------
                                               Daniel M. Bell, President and
                                               Chief Executive Officer



Date:   November 12, 1998             By:  /s/ DUNCAN H. COCROFT
                                           ------------------------------------
                                               Duncan H. Cocroft,
                                               Senior Vice President and
                                               Chief Administrative Officer
                                               (Principal Financial Officer)



Date:   November 12, 1998             By: /s/ JUAN F. RODRIGUEZ
                                          -------------------------------------
                                              Juan F. Rodriguez,
                                              Controller
                                              (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit     Description
------      ------------

  10.1 Revolving Credit and Loan Agreement dated as of July 1, 1998, between the Company and Michael Jaharis

  10.2      Promissory Note dated July 1, 1998, in favor of Michael Jaharis

  27        Financial Data Schedule