Form 10-K405
period 1998-12-31
KOS PHARMACEUTICALS INC
filed 1999-03-23
CIK 1018952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
               (Exact Name of Company as Specified in Its Charter)

           FLORIDA                                     65-0670898
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

            1001 BRICKELL BAY DRIVE, 25TH FLOOR, MIAMI, FLORIDA 33131
            ---------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

        Company's Telephone Number, Including Area Code: (305) 577-3464

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [checkmark] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [checkmark]

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 19, 1999: $44,702,275.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 19, 1999: 17,731,504

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders
               (incorporated in Part III to the extent provided in
                        Items 10, 11, 12 and 13 hereof).

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item 1.     Business........................................................   1

Item 2.     Properties......................................................  10

Item 3.     Legal Proceedings...............................................  10

Item 4.     Submission of Matters to a Vote of Securities Holders...........  10

PART II

Item 5.     Market for the Company's Common Stock and Related Shareholder
            Matters.........................................................  11

Item 6.     Selected Consolidated Financial Data............................  12

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  13

            Forward-Looking Information: Certain Cautionary Statements......  19

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......  28

Item 8.     Consolidated Financial Statements and Supplementary Data........  28

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures...........................................  50

PART III    ................................................................  51

PART IV

Item 14.    Exhibits, Financial Schedules and Reports on Form 8-K...........  52

Signatures  ................................................................  54

NIASPAN/registered trademark/ and NICOSTATIN/trademark/ are trademarks of Kos Pharmaceuticals, Inc.

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

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced harmful side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over such currently existing products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities ("NCEs"), may reduce regulatory and development risks and, in addition, may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. With the exception of one product, all of Kos' products under development require new drug application ("NDA") filings with the U.S. Food and Drug Administration ("FDA"). Although such NDA filings are more expensive and time consuming, developing products that require NDA approval offers several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

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

NIASPAN

     On July 28, 1997, the Company received clearance from the FDA to market NIASPAN for the treatment of mixed lipid disorders. NIASPAN is the only once-a-day and the first extended-release formulation of any type of niacin product ever approved by the FDA for the treatment of mixed lipid disorders. The Company began shipping NIASPAN to wholesalers in mid-August 1997 and began detailing NIASPAN to physicians during September 1997.

     Niacin, the active ingredient in NIASPAN, is a water soluble vitamin long recognized by the National Institutes of Health ("NIH") and the American Heart Association ("AHA") as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein ("LDL") or "bad" cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein ("HDL") or "good" cholesterol. Based principally on the results of Kos' clinical studies evaluating NIASPAN, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, Niaspan is indicated for the following: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B; (ii) reduce very high serum triglycerides; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iv) reduce recurrent nonfatal myocardial infarction; and (v) promote the regression or slow the progression of atherosclerosis when combined with bile-binding resins. In addition, NIASPAN'S prescribing information references NIASPAN'S ability to significantly improve HDL cholesterol and lipoprotein (a) ["Lp(a)"], both of which are independent risk factors for coronary heart disease ("CHD").

     During the past five years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in about a 30% reduction in nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite the significant reduction in LDL cholesterol levels, about 70% of cardiac events were not avoided when compared with placebo -- suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Recently, a landmark long-term clinical outcome study known as the HDL Intervention Trial ("HIT") showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality. Specifically, the HIT results showed that even an 8% increase in HDL resulted in a 22% reduction in the incidence of CHD-death and nonfatal heart attacks in patients with CHD who had depressed levels of HDL, but normal levels of LDL and triglycerides.

     The results from HIT are consistent with conclusions from previous epidemiological studies demonstrating that for each 1% increase in HDL cholesterol, the risk of developing CHD decreases by 2% to 3%, whereas a 1% decrease in LDL cholesterol results in only a 1% decrease in CHD risk. Consequently, agents that further increase HDL cholesterol could potentially improve the benefits with respect to morbidity and mortality. NIASPAN is the most potent clinically-tested drug on the market for raising HDL cholesterol.

     The Company markets NIASPAN directly to specialist physicians within the cardiovascular market who treat most of the CHD patients and who are among the leading prescribers of lipid-altering medications. Specifically, the Company believes that there are approximately 20,000 such "lipid-management specialists", consisting of cardiologists, endocrinologists, and internists, who treat patients with CHD. Of the 14 million Americans who are estimated by the AHA to have CHD, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. About 60% of patients with CHD have mixed lipid disorders, consisting of two or more lipid disorders. The Company believes such patients would benefit from NIASPAN therapy. Many such patients are candidates for combination therapy using principally a HMG-CoA reductase inhibitor, or "statin", to reduce LDL combined with NIASPAN to raise HDL and lower triglycerides. Since the launch of NIASPAN, Kos has found that many such lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. For example, more than half of the 8,000 cardiologists who have been detailed on NIASPAN since its launch have begun to prescribe NIASPAN, and more than 25,000 physicians have prescribed NIASPAN at least once.

     As part of the Company's detailing effort, three-week NIASPAN titration starter packs are given to physicians as a promotional item to start their patients on NIASPAN. These titration packs are generally dispensed without a prescription. Further, physicians being detailed by the Company may have had unsatisfactory experiences with currently available generic formulations of niacin, the active ingredient in NIASPAN. The Company believes, therefore, that since the launch of NIASPAN, many physicians have started only a limited number of selected patients on NIASPAN in order to confirm its efficacy, safety, and tolerability (i.e., employing a "trial use" strategy). Consequently, the Company believes that such a "trial use" strategy has limited the growth of NIASPAN prescriptions. In general, the "trial use" period for cardiologists/specialists is shorter than for the general practitioner. Since the launch of NIASPAN, physicians have increased fourfold the number of NIASPAN prescriptions per month. The Company anticipates that many physicians will continue to gradually broaden their usage of NIASPAN as they confirm its efficacy, safety and tolerability.

     The Company's marketing efforts emphasize that NIASPAN alone or in combination with a statin is the ideal therapy to treat all of the major lipids that contribute to coronary heart disease. Additionally, the Company informs physicians as to the manner in which NIASPAN achieves its safety and efficacy profile. This marketing program is implemented through direct office visits with selected physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of NIASPAN through brochures and product sample "starter packs" to encourage proper dose titration. Information delivered by the Company to physicians and patients includes a discussion about the flushing side effects of NIASPAN, including the importance of proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking NIASPAN will flush occasionally, the Company believes that the combination of NIASPAN'S formulation, its dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients. NIASPAN'S dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release ("IR") niacin. Since the launch of NIASPAN, the Company believes that the experience of patients taking NIASPAN has been superior to that experienced by patients with other niacin products in regard to liver function tests and flushing for the approved treatment of mixed lipid disorders.

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

NICOSTATIN

     In addition to NIASPAN, Kos is developing NICOSTATIN, a product that consists of a combination of NIASPAN and a currently marketed statin; it will be used to treat mixed lipid disorders. The NICOSTATIN product will require an NDA. The Company believes that a once-a-night tablet with the combined complementary properties of its NIASPAN product and a statin represents an effective modality for treating patients with mixed lipid disorders. The Company also believes that such a once-a-night product should offer significant improvement in patient compliance compared with taking each product independently under its recommended dosing regimen. The target market for the NICOSTATIN product consists of patients with mixed lipid disorders, including high total and LDL cholesterol with high triglycerides or low HDL cholesterol or both. The Company has completed formulation development of the product and commenced a long-term open label safety study during the second half of 1998. The Company plans to commence pivotal clinical studies during 1999.

ISOSORBIDE-5-MONONITRATE

     Kos, in collaboration with Fuisz Technologies, Ltd. ("Fuisz"), has developed a once-a-day, controlled-release, oral, generic version of isosorbide-5-mononitrate ("IS-5-MN") for the prophylactic treatment of angina pectoris. During the first half of 1998, the Company submitted an abbreviated new drug application ("ANDA") to the FDA and currently is awaiting clearance to market the product. Depending on the FDA review period, which has been ranging between 18 and 24 months for ANDA approvals, the Company anticipates receiving clearance to market IS-5-MN during late 1999 or early 2000. Upon approval, depending on the number of other approved generic equivalents of IS-5-MN on the market at the time, Kos may elect to sell IS-5-MN through generic distribution channels rather than promote the product itself as a branded generic. Kos is aware of three other general IS-5-MN products that have been approved by the FDA.

CAPTOPRIL

     The Company, also in collaboration with Fuisz, had been developing a once-a-day, controlled-release version of captopril, an angiotensin converting enzyme ("ACE") inhibitor for the treatment of hypertension, for which an NDA is required. In collaboration with Fuisz, the Company had made two formulations of captopril that did not satisfactorily meet the required specifications. On this basis, the Company has decided not to pursue further the development of the compound because of the high costs and uncertainty associated with attempting to overcome the unique formulation challenges of captopril.

TRIAMCINOLONE AND BUDESONIDE

     Kos is developing a proprietary non-CFC, or environmentally friendly, formulation of triamcinolone to be used with the Company's proprietary breath coordinated inhaler ("BCI"). Triamcinolone is a corticosteroid that is used to treat the underlying inflammation of asthma. This product will require the submission of an NDA. The Company believes that its BCI may improve the coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration. During 1998, the Company completed the formulation development of triamcinolone.

     Kos is also developing a non-CFC formulation of budesonide to be used with one of its two proprietary inhalation devices. Budesonide is a long-acting inhaled steroid for the treatment of asthma. The Kos formulation of budesonide, for which an NDA is required, is currently in development. The Company has decided to pursue the development of budesonide because of its potency and because of favorable market conditions.

     For all of the respiratory products currently in development, Kos intends to establish strategic alliances to fund and complete the clinical programs necessary for drug approval. The Company believes that the features and benefits of its improved formulations, combined with Kos' novel proprietary delivery devices, should be attractive to established pharmaceutical companies either currently in the respiratory market or wishing to enter such market.

     The Company is no longer actively developing non-CFC formulations of flunisolide and albuterol for the treatment of asthma because of market conditions for each of these compounds and because of the expense and other resources required to complete their development and obtain regulatory approvals. The Company, however, may elect to re-initiate the development of these non-CFC formulations or other aerosolized formulations under a contract formulation arrangement.

METERED-DOSE INHALATION ("MDI") DEVICES AND OTHER DEVICE PRODUCTS

     The Company's second proprietary MDI device, a breath actuated inhaler ("BAI"), operates automatically and is being developed principally to address the difficulties often faced by children and the elderly in taking inhaled medication. The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. At present, the Company intends to use the inhalation dose counter on all of its proprietary inhalation devices.

COLLABORATIONS

     The Company collaborates with Fuisz, a company engaged in the development and commercialization of drug delivery and food applications, on the development of IS-5-MN. In connection with this collaboration, Fuisz is responsible for formulating the product, Kos is responsible for the remainder of the development program and, Kos retains exclusive U.S. marketing rights. Kos is obligated to pay the development costs and pay license and development fees based on milestone achievements. In addition, Kos will pay royalties to Fuisz based on product sales by Kos. The Company is collaborating with certain other firms in the development of its proprietary inhalation devices.

LICENSING AND OTHER ACTIVITIES

     The Company is aggressively pursuing collaborative opportunities, including licensing the use of selected products and technologies from third parties ("in-licensing"); acquisition of complementary technologies, products or companies; product co-marketing arrangements; joint ventures; and strategic alliances. Many existing pharmaceutical products, or products currently under development, may be suitable candidates for specialty promotional or co-marketing campaigns. Accordingly, Kos intends to attempt to identify licensing, co-marketing and product acquisition opportunities that can complement the Company's future product portfolio. In situations where third-party drug delivery technologies are complementary to the Company's drug development formulation capabilities, the Company may pursue licensing rights for such technology. The Company is also pursuing strategic alliances to license certain of its products and technologies to third parties ("out-licensing"). Specifically, the Company is seeking a suitable co-promotion partner for NIASPAN in the United States and a licensee to market NIASPAN for international markets. The Company is also willing to establish a corporate alliance to co-develop NICOSTATIN for the U.S. and international markets. Lastly, Kos currently intends to establish strategic alliances with corporate partners with respect to its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to the Company or at all. Further, the Company's inability to enter into any strategic alliance or other collaborative opportunity may have a material adverse effect on the Company's financial position.

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

     As of February 12, 1999, the Company had a 259-person sales and marketing organization, including 220 field sales representatives. The majority of the sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing NIASPAN during September 1997. During 1998, Kos nearly doubled the size of its field force. The Company does not intend to grow the size of its field force during 1999. The Company intends to leverage its initial NIASPAN sales force by marketing its future cardiovascular products, if and as they are approved, simultaneously with NIASPAN.

MANUFACTURING

     In order to maximize the quality of developed products, assure compliance with regulatory requirements, and minimize costs, the Company intends to manufacture all of its products internally. The Company currently produces NIASPAN at its Hollywood, Florida facility. The Company's Edison, New Jersey, facility may be used to produce both NIASPAN and NICOSTATIN and is currently configured, and largely equipped, to manufacture both solid-dose and aerosol inhalation products. Although the Company believes that its Edison facility currently operates using current good manufacturing practices as required by the FDA for the manufacture of product to be used in clinical trials, the facility requires inspection and approval by the FDA before the commercial sale of product manufactured at Edison can commence. The Company believes that it has sufficient capacity, with limited additional capital outlays, to accommodate sales volume for both solid-dose and aerosol products for the foreseeable future.

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

COMPETITION

     The Company's product competes with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. The Company estimates that its existing NIASPAN prescriptions account for less than 1% of the total prescriptions currently being written for cholesterol-lowering pharmaceutical compounds. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company, including a combined field sales force exceeding 12,000 representatives compared with the Company's 220 field sales representatives as of February 12, 1999, and may be better equipped to develop, manufacture and market products.

     The Company's cardiovascular and respiratory products, when developed and marketed, will compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States. For example, the Company's triamcinolone and budesonide formulations, if successfully commercialized, each will compete with another triamcinolone and budesonide product, respectively, already being marketed in the United States.

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

GOVERNMENT REGULATION

     The development, manufacture and potential sales of prescription pharmaceutical products is subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical testing and to other approval and post-approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries. The FDA regulates all aspects of a product's testing, labeling, promotion, and manufacture, and can impose substantial restrictions on these activities before or after approval of such product.

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

EMPLOYEES

     As of February 12, 1999, the Company had 447 full-time employees. No employee is represented by a union. The Company believes its employee relations are good. The Company also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants.

ITEM 2.  PROPERTIES

     The Company leased the following properties as of December 31, 1998:

                                                                         LEASE EXPIRATION    MINIMUM
                                                                        (INCLUDING RENEWAL    ANNUAL
   LOCATION                      USE                     SQUARE FEET         OPTIONS)          RENT
---------------         ----------------------------     -----------     -----------------   --------
Miami, FL               Corporate offices                   13,000        December 2000      $218,000
Miami Lakes, FL         Research and admin. offices         13,000        December 2001       218,000
Hollywood, FL           Manufacturing, research  and
                        admin. offices                      23,500        November 2002       294,000
Edison, NJ              Manufacturing, research, and
                        admin. offices                      32,500        October 2003        193,000

     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims under : (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint seeks unspecified damages and costs, including attorneys' fees and costs and expenses. Upon motion by the Company, the case was transferred to the United States District Court for the Southern District of Florida. The Company and the individual Kos defendants filed a motion to dismiss the complaint on January 7, 1999. The outcome of the litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurance, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's common stock, par value $.01 per share (the "Common Stock"), commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol "KOSP". As of March 1, 1999, there were 384 registered shareholders of record of the Company's Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company's Common Stock on the Nasdaq National Market System.

YEAR ENDED DECEMBER 31, 1998                          HIGH            LOW
----------------------------                          ----            ---
First Quarter...................................     $15.56         $ 7.50
Second Quarter..................................      13.94           8.38
Third Quarter...................................      12.69           4.31
Fourth Quarter..................................       8.00           3.50

YEAR ENDED DECEMBER 31, 1997
----------------------------

First Quarter (commencing March 7, 1997)........     $25.00         $19.25
Second Quarter..................................      30.50          19.75
Third Quarter...................................      42.00          27.00
Fourth Quarter..................................      44.88          13.50


     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended December 31, 1998, should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                  --------     --------     --------     --------     -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Net sales ....................................    $ 13,038     $  2,892     $   --       $      3     $    34
Cost of sales ................................       3,276          792         --           --          --
                                                  --------     --------     --------     --------     -------
       Gross profit ..........................       9,762        2,100         --              3          34
                                                  --------     --------     --------     --------     -------
Operating expenses:
   Research and development ..................      29,144       24,130       13,679       11,681       6,248
   Selling, general and administrative .......      61,519       20,509        2,881        1,655       1,778
   Expense recognized on modification of stock
       option  grants(1) .....................        --           --          5,436         --          --
                                                  --------     --------     --------     --------     -------
       Total operating expenses ..............      90,663       44,639       21,996       13,336       8,026
                                                  --------     --------     --------     --------     -------
Loss from operations .........................     (80,901)     (42,539)     (21,996)     (13,333)     (7,992)
Other:
   Interest income (expense), net ............       1,793        2,787           11            6      (1,647)
   Interest expense-related parties ..........         (68)        (868)        (136)        --           (55)
   Other income (expense) ....................          15          (10)        --           --             2
                                                  --------     --------     --------     --------     -------
     Loss before minority interest ...........     (79,161)     (40,630)     (22,121)     (13,327)     (9,692)
Minority interest(2) .........................        --           --             15            4          (3)
                                                  --------     --------     --------     --------     -------
     Net loss ................................    $(79,161)    $(40,630)    $(22,106)    $(13,323)    $(9,695)
                                                  ========     ========     ========     ========     =======
Net loss per share, basic and diluted(3) .....    $ (4,50)     $  (2.79)    $  (1.95)    $  (1.17)    $ (0.85)
Weighted average common shares in computing
    net loss per share(3).....................  17,589,767   14,569,474   11,340,000   11,340,000  11,340,000

                                                                          DECEMBER 31,
                                                  -----------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                  --------     --------     --------     --------     -------
                                                                         (IN THOUSANDS)
BALANCE SHEET:
Cash and marketable securities................    $  4,879     $ 70,396     $    358     $    229     $    78
Working capital (deficit)(4)..................      (3,136)      70,939       (9,355)        (445)    (30,763)
Total assets..................................      21,570       84,403        3,197        2,380       1,698
Total debt....................................       9,239          --         8,355          --       30,372
Accumulated deficit(5)........................    (185,114)    (105,952)     (65,322)     (43,217)    (29,894)
Shareholders' equity (deficit)(4).............        (338)      77,870       (6,750)       1,390     (29,404)

------------
(1) Reflects a non-cash charge associated with an extension of the exercise period for stock options granted during 1988 to 1990 to the Company's Chief Executive Officer and two independent consultants; no other material economic terms of these options were changed.
(2) Represents the minority shareholder's interest in Aeropharm Technology, Inc., which interest was acquired by the Company in June 1996.
(3) See Note 2. of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4) In March 1995, Kos Investments, Inc. assumed repayment of a note payable to a bank in the principal amount of $30,372,000. This assumption was accounted for as a transfer to Kos Investments, Inc. and as an increase in additional paid-in capital for the Company. See Note 8. of Notes to Consolidated Financial Statements.
(5) In connection with the transfer on June 30, 1996, of assets and liabilities from Kos Holdings, Inc. to the Company, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $138.7 million as of December 31, 1998), to offset future taxable net income, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     On March 12, 1997, the Company completed an initial public offering ("IPO") of its Common Stock. From inception through the IPO, the Company had not recorded any significant sales and had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through December 31, 1998, the Company had accumulated a deficit from operations of approximately $185.1 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $138.7 million as of December 31, 1998, to offset future taxable net income, if any.

     From inception through its June 30, 1997, reporting period, the Company was a development stage company engaged primarily in the development of cardiovascular and respiratory pharmaceutical products. On July 28, 1997, the Company was granted clearance by the FDA to market its lead product, NIASPAN. The Company began shipping NIASPAN to wholesalers in mid-August 1997 and began detailing NIASPAN to physicians in September 1997. The Company's Board of Directors changed the end of the Company's fiscal year from June 30 to December 31 effective with its December 31, 1997, reporting period. Fiscal years presented and referred to in the Company's consolidated financial statements, along with all other financial data, have been restated to conform with a December 31 fiscal year basis.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 AND 1997

     The Company recorded net sales of $13 million for the year ended December 31, 1998, compared with $2.9 million for the year ended December 31, 1997. The Company began sales of its NIASPAN product during August 1997. Cost of sales was $3.3 million and $0.8 million for the years ended December 31, 1998 and 1997, respectively, resulting in 74.9% and 72.6% gross margins for the respective periods.

     The Company's research and development expenses increased to $29.1 million for the year ended December 31, 1998, from $24.1 million for the same period in 1997. The change related primarily to increases of $5.4 million during the 1998 period in connection with formulation development of the

Company's Nicostatin/trademark/ product and other products under development, $4.6 million in medical education programs in support of NIASPAN, and $2.1 million in personnel and personnel-related costs in support of the Company's expanded research and development activities. These increases in research and development expenses were partially offset by a $1 million fee received by the Company in 1998 related to the exchange of certain technology rights with another unaffiliated company. The 1998 increases were also partially offset by the absence of a $3 million charge attributable to entering into an agreement, in February 1997, with an unaffiliated generic drug manufacturer to resolve, as between themselves, the effects of a potential patent interference proceeding; $1.7 million of licensing fees associated with obtaining access to certain aerosol safety and toxicology data; and $1.2 million of development costs paid to third parties in 1997.

     Selling, general and administrative expenses increased to $61.5 million for the year ended December 31, 1998, from $20.5 million for the year ended December 31, 1997. Selling expenses increased $36 million as a result of the full impact of the presence of the Company's sales and marketing organization during the 1998 period, including the continued expansion of the Company's field sales force and the initiation of a variety of marketing programs in connection with the NIASPAN product. General and administrative costs also increased during the 1998 period, mostly as a result of increases of $2.2 million in personnel and personnel-related costs, $0.6 million in royalty expenses for the Company's NIASPAN product, and other expenses associated with the expanded activities of the Company.

     From July 1, 1996, to the completion of its IPO on March 12, 1997, the Company funded its operations from the proceeds of a loan from Kos Investments, Inc. (the "Convertible Note"), the sole shareholder of Holdings. The Convertible Note and its accrued interest were convertible into shares of the Company's Common Stock at a conversion price per share equal to the IPO price per share ($15.00). Interest expense under the Convertible Note totaled $0.9 million for the year ended December 31, 1997. On October 25, 1997, the outstanding principal and interest of the Convertible Note was converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13.4 million and $1.0 million, respectively.

     The Company received $65.9 million in net proceeds from its IPO and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. The net proceeds from these offerings were invested primarily in U.S. Treasury and highly-rated corporate debt securities. The Company recorded $1.8 million of interest income for the year ended December 31, 1998, compared with $2.8 million of interest income for the same period in 1997.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. The Company may draw against the Credit Facility during the period from July 1, 1998 to June 30, 1999. Borrowings under the Credit Facility, which totaled $9 million as of December 31, 1998, bear interest at the prime rate (7.75% as of December 31, 1998) and will be due December 31, 2000. Interest expense under the Credit Facility totaled $68,000 for the year ended December 31, 1998.

     The Company incurred a net loss of $79.2 million for the year ended December 31, 1998, compared with a net loss of $40.6 million for the year ended December 31, 1997.

     YEARS ENDED DECEMBER 31, 1997 AND 1996

     The Company, which began sales of its NIASPAN product during August 1997, recorded net sales of the NIASPAN product of $2.9 million for the year ended December 31, 1997. Cost of sales for the year ended December 31, 1997, totaled $0.8 million, resulting in 72.6% gross margin for this period.

     The Company's research and development expenses increased to $24.1 million for the year ended December 31, 1997, from $13.7 million for the year ended December 31, 1996. The change related primarily to increases of $4.2 million in licensing costs, including $3.0 million attributable to the cost of entering into an agreement, during February 1997, with an unaffiliated generic drug manufacturer to resolve, as between themselves, the effects of a potential patent interference proceeding, $2.2 million in clinical trial costs associated with the completion of a long-term safety study evaluating the NIASPAN product and other products under development, $1.5 million in development costs paid to third parties, and $1.5 million in personnel costs and personnel-related costs in support of the Company's expanded research and development activities.

     Selling, general and administrative expenses increased to $20.5 million for the year ended December 31, 1997, from $8.3 million for the year ended December 31, 1996. The increase reflected primarily the commencement of the Company's sales and marketing activities, including the recruitment of the Company's field sales organization and the launching of a variety of promotional programs in connection with the introduction of the NIASPAN product. General and administrative costs also increased during the 1997 period, mostly as a result of a $1.6 million increase in personnel and personnel-related costs, $0.7 million in other expenses associated with the expanded activities of the Company, and $0.1 million in royalty expenses for the Company's NIASPAN product. The increase in selling, general and administrative expenses was offset in part by the absence during the year ended December 31, 1997, of a $5.4 million non-cash charge in 1996 for compensation expense associated with an adjustment of the exercise period on certain stock options granted during 1988 to 1990 to an officer and two independent consultants of the Company.

     The Company recorded $2.8 million of interest income for the year ended December 31, 1997, as a result of its investment in marketable securities from the net proceeds of the IPO and the follow-on offering, compared with $11,000 for the year ended December 31, 1996. The Company also recorded, mostly as a result of the Convertible Note, $0.9 million and $0.1 million of interest expense for the years ended December 31, 1997, and 1996, respectively.

     The Company incurred a net loss of $40.6 million for the year ended December 31, 1997, compared with a net loss of $22.1 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents totaling $4.9 million and negative working capital of $3.1 million. The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and selling, general and administrative expenses. As of December 31, 1998, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $12 million. During the year ended December 31, 1998, the Company spent $6.9 million in capital expenditures. The Company expects 1999 capital expenditures to be less than those incurred during the year ended December 31, 1998.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. The Company may draw against the Credit Facility during the period from July 1, 1998 to June 30, 1999. Borrowings under the Credit Facility, which totaled $9 million at December 31, 1998, bear interest at the prime rate and will be due December 31, 2000.

     On October 7, 1998, the Company entered into an additional $25 million funding arrangement with Michael Jaharis. Effective March 1, 1999, Mr. Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Under the terms of the Supplemental Funding Arrangement, Mr. Jaharis will make available to the Company, as requested, additional debt or equity capital in excess of the capital available to the Company under the Credit Facility. Funds will be provided to the Company under the Supplemental Funding Arrangement at prevailing rates and on prevailing terms for companies situated similar to the Company. Although the terms pursuant to which funds will be provided to the Company under the Supplemental Funding Arrangement have not been determined, the Company expects that it will be required to pledge all of its assets to secure any borrowings from Mr. Jaharis and that any amounts borrowed from Mr. Jaharis will be convertible, at his option, into shares of the Company's common stock. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's common stock will result in dilution to existing shareholders of the Company. The Supplemental Funding Arrangement is subject to certain conditions, including (i) the parties' entering into appropriate documentation containing standard terms and conditions, (ii) at the time of funding, there shall not have been any material adverse change in the business or financial operations or condition of the Company or in its management, (iii) for any funding requested by the Company after January 1, 2000, the Company's then current financial projections shall indicate that the Company shall have sufficient funds, with the funding to be provided under the Supplemental Funding Arrangement, to achieve positive cash flow no later than December 31, 2000, (iv) at the time of funding, there shall not be any litigation pending or threatened involving the Company that is likely to have a material adverse effect on the Company, and (v) at the time of funding, Michael Jaharis or his affiliates shall continue to hold a controlling interest in the Company's Common Stock. The Supplemental Funding Arrangement will terminate on the earlier to occur of (x) December 31, 2000, (y) the Company's receiving third party financing for an amount in excess of 50% of the amount available under the Supplemental Funding Arrangement and (z) a change in control, merger or sale of substantially all of the assets of the Company. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Funding Arrangement at the time that any funding request is made.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility and the Supplemental Funding Arrangement, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its NIASPAN product. Further, during this period, the Company's ability to fund its operating requirements may be affected by its ability to reduce its operating expenses and license or co-market NIASPAN and other cardiovascular products. The Company's failure to generate substantial growth in the sales of NIASPAN, reduce operating expenses, enter into a license or co-marketing agreement, or meet the conditions necessary for the Company to obtain funding under the Supplemental Funding Arrangement, and other events --including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

NIASPAN SALES GROWTH

     The Company's success, including its ability to fund its operating requirements, currently depends primarily on its ability to sell increasing quantities of its NIASPAN product. The Company's ability to successfully market and sell increasing quantities of its NIASPAN product depends significantly on the acceptance of the NIASPAN product by physicians and their patients and on its ability and willingness to devote the financial and employee resources to adequately market NIASPAN. There can be no assurance, however, that the Company will be able to devote sufficient resources to continue to increase the market acceptance of NIASPAN. The failure of physicians to prescribe NIASPAN or the failure of patients to continue taking NIASPAN would have a material adverse effect on the Company. Among other factors, adverse side effects or unfavorable publicity concerning the NIASPAN product or any other product incorporating technology similar to that used in the NIASPAN product could have an adverse effect on the Company's ability to obtain regulatory approvals, or to increase the market acceptance of Niaspan by prescribing physicians, managed care providers, or patients; any of which would have a material adverse effect on the Company.

CONTINGENCIES

     The Company has performed an assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. To date, the Company has incurred minimal costs related with its assessment of the "Year 2000 Issue" and with the modification of affected internal systems. Based on the Company's assessment, it believes that its accounting and other critical operational systems substantially avoid the "Year 2000 Issue", thereby enabling it to properly process vital financial and operational information.

     The Company has implemented a Year 2000 readiness program with the objective of having all of the Company's systems functioning properly with respect to the "Year 2000 Issue" before September 30, 1999. The first component of the Company's readiness program was to identify the internal systems of the Company that are susceptible to system failures or processing errors as a result of the "Year 2000 Issue". This effort is substantially complete. The Company believes that it has identified the systems that may require remediation or replacement, and it has established priorities for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

     The second component of the Company's Year 2000 readiness program involves the actual remediation and replacement of affected systems. The Company is using both internal and external resources to complete this process. Systems ranked highest in priority, such as the Company's corporate accounting software, have been remediated or replaced. Other systems identified by the Company as being susceptible to failure as a result of the "Year 2000 Issue" have been either remediated or replaced or scheduled for remediation or replacement.

     The "Year 2000 Issue" concerns not only systems used solely by the Company, but also concerns third parties, such as customers, suppliers, vendors, distributors, research partners and other entities, using systems that may interact with or affect the Company's operations. Accordingly, the Company has identified its significant customers, vendors and creditors that are believed, at this time, to be critical to the Company's business operations subsequent to January 1, 2000. The Company has attempted to ascertain the Year 2000 readiness of such significant third parties through the use of questionnaires, interviews, and on-site visits. The Company has taken and will continue to take appropriate action based on responses that it receives to ensure that Year 2000 issues experienced by third parties with whom the Company conducts business will not have a material impact on the Company. There can be no assurance, however, that the systems provided by or utilized by third parties will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

     If needed remediations and conversions to the Company's systems are not made on a timely basis by the Company or its significant customers or vendors, the Company could experience business disruption, operational difficulties, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or financial condition. Although the Company cannot determine the severity with which the "Year 2000 Issue" will affect, either directly or indirectly, the Company's operations and financial condition, the Company believes the most reasonably likely worst case scenario in the event the Company or its significant customers or vendors fail to resolve the "Year 2000 Issue" would be an inability on the part of the Company to adequately distribute its NIASPAN product and receive revenues from the sale of such product for some period of time following the commencement of the year 2000. Factors that could cause material differences in results, many of which are outside the control of the Company, include, but are not limited to, the Company's ability to identify and correct all relevant computer software, the accuracy of representations by manufacturers of the Company's systems that their products are Year 2000 compliant, the ability of the Company's customers and vendors to identify and resolve their own Year 2000 issues and the Company's ability to respond to and dedicate adequate resources to resolve unforeseen complications arising as a result of the "Year 2000 Issue".

     Consequently, despite the Company's continuing focus on solutions for Year 2000 issues and its current expectations that it will be Year 2000 compliant in a timely manner, there can be no assurance that the Company will not experience material disruptions in its business operations resulting from the "Year 2000 Issue." Accordingly, the Company has established, concurrently with the Year 2000 readiness measures described above, an internal Year 2000 project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the "Year 2000 Issue". The Company's Year 2000 project team is in the process of attempting to develop such plans and the cost estimates to implement them. The Company's Year 2000 contingency plans, once developed, will be focused primarily on resolving Year 2000 issues encountered in the Company's business dealings with customers and significant vendors. In the event the Company's suppliers or customers experience system failures due to the "Year 2000 Issue", the Company may, if necessary, attempt to resource its materials and redirect its sales to Year 2000 compliant third parties. Notwithstanding the Company's efforts to mitigate the impact of potential Year 2000 issues, including the development of contingency plans, there can be no assurance that the Company will be able to successfully identify and remedy all such issues and, further, that its contingency plans, once developed, will be able to materially diminish the impact of such possible disruption of the Company's business operations.

     The total cost to the Company of its Year 2000 compliance activities has not been and is not presently anticipated to be material to the Company's business, results of operations or financial condition. The Company has capitalized and will continue to capitalize the costs of purchasing and developing new Year 2000 compliant systems. The Company presently believes that it will be required to spend less than an additional $500,000 in order to remediate or replace its remaining systems susceptible to the "Year 2000 Issue".

           FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

MARKET ACCEPTANCE OF NIASPAN

     The Company's success currently depends primarily upon its ability to successfully market and sell increasing quantities of its NIASPAN product. The Company's ability to successfully sell increasing quantities of the NIASPAN product will depend significantly on the increasing acceptance of the NIASPAN product by physicians and their patients. The Company believes that intolerable flushing and potential liver toxicity associated with currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such currently available formulations. Flushing episodes are often characterized by facial redness, tingling or rash. Although most patients taking NIASPAN will sometimes flush, the formulation and dosing regimen for NIASPAN have been designed to maximize patient acceptance and minimize the occurrence of flushing. There can be no assurance, however, that patients using NIASPAN will not suffer episodes of flushing that they consider intolerable. The failure of physicians to prescribe NIASPAN or the failure of patients to continue taking NIASPAN due to intolerable flushing or to other side effects would have a material adverse effect on the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     To date, the Company has dedicated most of its financial resources to the development and commercialization of its NIASPAN product, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the next twelve months, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the commercial launch of the NIASPAN product and for investments in its research and development programs. No assurance can be given that additional significant losses will not continue thereafter. The Company's ability to achieve and maintain profitability will depend, among other things, on the commercial success of the NIASPAN product; on the Company's ability to successfully exploit its manufacturing and sales and marketing capabilities; to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for its products under development; and on its ability to maintain sufficient funds to finance its activities. As of December 31, 1998, the Company's accumulated deficit was $185.1 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Holdings and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996, amounting to $138.7 million as of December 31, 1998, to offset future taxable net income, if any. There can be no assurance, however, that the Company will be able to achieve profitability to utilize such carryforwards or that profitability, if any, can be sustained.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has experienced negative cash flows from operations since its inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development, including clinical trials of its products under development, and to commercialize NIASPAN and its products under development if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources, including funds available to the Company under certain funding arrangements, to fund the operations of the Company until the Company achieves positive cash flows. The Company, however, may need or elect to raise additional capital prior to such date. The Company's capital requirements will depend on many factors, primarily relating to the near-term commercial success of NIASPAN; the Company's ability to meet the conditions necessary to obtain funding under the Supplemental Funding Arrangement; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Company's NIASPAN product, and that testing and regulatory procedures relating to the Company's products under development can be conducted at projected costs and within projected time frames. There can be no assurances that any of these assumptions will prove to be accurate.

     To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public markets may be adversely affected if the Company's sales of its NIASPAN product do not increase rapidly, if the results of the Company's clinical trials for its products under development are not favorable, or if regulatory approval for any of the Company's products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to NIASPAN or to some or all of its technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

LIMITED SALES AND MARKETING EXPERIENCE AND RESOURCES

     Although the Company markets its NIASPAN product and intends to market its other products under development through its own specialty sales force, its marketing experience to date is limited. Substantial resources will continue to be required for the Company to promote the sale of the NIASPAN product and its products under development. There can be no assurance that the Company will be able to devote resources to NIASPAN or to its other products under development sufficient to achieve increasing market acceptance. The Company's failure to expend the resources to adequately promote the NIASPAN product or its products under development would have a material adverse effect on the Company.

     Moreover, the Company has fewer sales persons than many of its competitors and there can be no assurance that the Company's sales force will be able to detail successfully physicians who prescribe lipid-altering medications. There can be no assurance that the Company will be able to retain its current sales representatives, that any additional representatives hired by the Company will be immediately effective in promoting the sale of the NIASPAN product, or that the Company's sales representatives will be able to generate significantly increased sales of the NIASPAN product. The failure of the Company's sales representatives to generate increased sales of the NIASPAN product could have a material adverse effect on the Company.

CONTROL BY EXISTING SHAREHOLDER

     Michael Jaharis, the Chairman of the Board of Directors of the Company and one of its founders, beneficially owns approximately 50.8% of the Common Stock outstanding as of December 31, 1998. Accordingly, this shareholder can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person, along with the factors described in a subsequent section, "Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, in connection with the Supplemental Funding Arrangement, Mr. Jaharis will have the right to convert amounts owed to Mr. Jaharis by the Company into shares of the Company's Common Stock, which, if so converted, would result in Mr. Jaharis owning a significantly greater percentage of the Company's outstanding Common Stock and would result in substantial dilution to existing shareholders.

COMPETITION AND TECHNOLOGICAL CHANGE

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than the Company, including a combined field sales force exceeding 12,000 representatives compared with the Company's 220 field sales representatives as of February 12, 1999. The Company estimates that its existing NIASPAN prescriptions account for less than 1% of the total prescriptions currently being written for cholesterol-lowering pharmaceutical compounds. There can be no assurance that NIASPAN or any other product developed by the Company will be able to compete successfully with any of those products or that the Company will be able to overcome such competition and achieve increasing sales of its NIASPAN product. Moreover, the active ingredient in NIASPAN, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, there can be no assurance that physicians will not prescribe or recommend some of these unapproved niacin formulations, using the NIASPAN dosing regimen, to try to achieve the same results as NIASPAN. Substitution of other niacin formulations for NIASPAN could have a material adverse effect on the Company. Moreover, manufacturers of other niacin formulations could promote their products using the NIASPAN dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market NIASPAN. Although such promotion would be a violation of FDA regulations, the occurrence of such practices would have a material adverse effect on the Company.

Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than the Company's may develop products that directly compete with the Company's products. Even if the Company's products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts, and other factors. These entities may succeed in developing products that are safer, more effective or less costly than the products developed by the Company. There can be no assurance that any products developed by the Company will be able to compete successfully with any of those products.

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

     The Company's ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for NIASPAN or the Company's products under development are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations ("HMOs"). Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for NIASPAN or the Company's products under development. Such cost containment measures and potential legislative reform could affect the Company's ability to sell NIASPAN or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of NIASPAN from many third-party payers, there can be no assurance that the Company will be able to maintain such approvals. There can be no assurance that reimbursement in the United States or foreign countries will be available for NIASPAN or any of the Company's products under development, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, NIASPAN or the Company's products under development. The unavailability or inadequacy of third-party reimbursement for NIASPAN or the Company's products under development would have a material adverse effect on the Company.

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

YEAR 2000

     The Company has performed an assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. The "Year 2000 Issue" concerns not only systems used solely by the Company, but also concerns third parties, such as customers, suppliers, vendors, distributors, research partners and other entities, using systems that may interact with or affect the Company's operations. If needed remediations and conversions to the Company's systems are not made on a timely basis by the Company or its significant customers or vendors, the Company could experience business disruption, operational difficulties, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or financial condition. Although the Company cannot determine the severity with which the "Year 2000 Issue" will affect, either directly or indirectly, the Company's operations and financial condition, the Company believes the most reasonably likely worst case scenario in the event the Company or its significant customers or vendors fail to resolve the "Year 2000 Issue" would be an inability on the part of the Company to adequately distribute its NIASPAN product and receive revenues from the sale of such product for some period of time following the commencement of the year 2000. Factors that could cause material differences in results, many of which are outside the control of the Company, include, but are not limited to, the Company's ability to identify and correct all relevant computer software, the accuracy of representations by manufacturers of the Company's systems that their products are Year 2000 compliant, the ability of the Company's customers and vendors to identify and resolve their own Year 2000 issues and the Company's ability to respond to and dedicate adequate resources to resolve unforseen complications arising as a result of the "Year 2000 Issue". See "Contingencies" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above for further discussion of the "Year 2000 Issue".

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

DEPENDENCE ON CERTAIN COLLABORATORS

     The Company relies on third parties for certain aspects of the development of certain of its products under development. The Company is collaborating with Fuisz on the development of IS-5-MN. Pursuant to this collaboration, Kos is responsible for conducting pharmacokinetic studies and clinical trials and Fuisz is responsible for the formulation of such product. The Company's ability to commercialize this product may depend to a significant extent on the efforts of Fuisz, over which the Company has no control. The Company also relies on other third parties for certain aspects of the development of the Company's presently planned or future products. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party's employees responsible for the project, the third party's commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

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

                                                                            PAGE
                                                                            ----

         FINANCIAL STATEMENTS:

         Report of Independent Certified Public Accountants................ 29

         Consolidated Balance Sheets at December 31, 1998 and 1997......... 30

         Consolidated Statements of Operations for the year ended
             December 31, 1998, 1997 and 1996.............................. 31

         Consolidated Statements of Shareholders' Equity (Deficit) for
             the period December 31, 1995 to December 31, 1998............. 32

         Consolidated Statements of Cash Flows for the year ended
             December 31, 1998, 1997 and 1996.............................. 33

         Notes to Consolidated Financial Statements........................ 34

         FINANCIAL STATEMENT SCHEDULE:*

         Report of Independent Certified Public Accountants on Schedule.... 48

         II.   Valuation and Qualifying Accounts........................... 49

         ------------
         *All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
    Kos Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 12, 1999
    (except with respect to the
    matter discussed in Note 14. as
    to which the date is March 1, 1999).

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                                                               DECEMBER 31,
                                                                     -------------------------------
                                                                         1998               1997
                                                                     -------------     -------------
ASSETS
Current Assets:
   Cash and cash equivalents ....................................    $   4,878,641     $  39,502,484
   Marketable securities ........................................             --          30,894,009
   Trade accounts receivable, net ...............................        2,017,151         1,820,011
   Inventories ..................................................        1,312,556         3,382,868
   Prepaid expenses and other current assets ....................        1,325,689         1,872,862
                                                                     -------------     -------------
       Total current assets .....................................        9,534,037        77,472,234
Fixed Assets, net ...............................................       12,019,579         6,900,160
Other Assets ....................................................           16,747            31,036
                                                                     -------------     -------------
       Total assets .............................................    $  21,570,363     $  84,403,430
                                                                     =============     =============
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable .............................................    $   4,333,003     $   3,159,685
   Accrued expenses .............................................        8,195,586         3,373,887
   Capital lease obligations ....................................          141,028              --
                                                                     -------------     -------------
       Total current liabilities ................................       12,669,617         6,533,572
                                                                     -------------     -------------
Notes Payable to Shareholder ....................................        9,000,000              --
Capital Lease Obligations, net of current portion ...............          238,503              --

Commitments and Contingencies (Note 11)

Shareholders' Equity (Deficit):
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ..............................             --                --
   Common stock, $.01 par value, 50,000,000 shares authorized,
      17,720,270 and 17,165,695 shares issued and outstanding
      as of December 31, 1998 and 1997, respectively ............          177,203           171,657
   Additional paid-in capital ...................................      184,598,845       183,650,564
   Accumulated deficit ..........................................     (185,113,805)     (105,952,363)
                                                                     -------------     -------------
       Total shareholders' equity (deficit) .....................         (337,757)       77,869,858
                                                                     -------------     -------------
       Total liabilities and shareholders' equity (deficit) .....    $  21,570,363     $  84,403,430
                                                                     =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                               1998             1997              1996
                                            ------------     ------------     ------------
Net sales ..............................    $ 13,038,241     $  2,892,065     $       --
Cost of sales ..........................       3,276,153          792,230             --
                                            ------------     ------------     ------------
      Gross profit .....................       9,762,088        2,099,835             --
                                            ------------     ------------     ------------
Operating expenses:
   Research and development ............      29,143,527       24,130,216       13,679,009
   Selling, general and administrative .      61,519,514       20,508,654        2,880,776
   Expense recognized on modification of
     stock option grants ...............            --               --          5,436,000
                                            ------------     ------------     ------------
      Total operating expenses .........      90,663,041       44,638,870       21,995,785
                                            ------------     ------------     ------------
Loss from operations ...................     (80,900,953)     (42,539,035)     (21,995,785)
                                            ------------     ------------     ------------
Other:
   Interest income, net ................       1,792,796        2,786,946           11,324
   Interest expense-related parties ....         (68,466)        (867,652)        (136,282)
   Other income (expense) ..............          15,181          (10,240)            --
                                            ------------     ------------     ------------
       Total other income (expense) ....       1,739,511        1,909,054         (124,958)
                                            ------------     ------------     ------------
       Loss before minority interest ...     (79,161,442)     (40,629,981)     (22,120,743)
 Minority interest .....................            --               --             15,341
                                            ------------     ------------     ------------
       Net loss ........................    $(79,161,442)    $(40,629,981)    $(22,105,402)
                                            ============     ============     ============

Net loss per share, basic and diluted ..    $      (4.50)    $      (2.79)    $      (1.95)
Weighted average shares of common
  stock outstanding ....................      17,589,767       14,569,474       11,340,000

Common stock options outstanding
  (not included in the calculation
  of diluted loss per share as their
  impact would be antidilutive) ........       2,857,215        2,446,790        2,295,500

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                 ADDITIONAL
                                                     COMMON        PAID-IN       ACCUMULATED
                                                     STOCK         CAPITAL         DEFICIT            TOTAL
                                                    --------    ------------    -------------     -------------
BALANCE AT DECEMBER 31, 1995 ...................    $100,000    $ 44,507,000    $ (43,216,980)    $   1,390,020

Capital contributions from Kos Investments, Inc.        --         8,381,633             --           8,381,633
Modification of stock options ..................        --         5,436,000             --           5,436,000
Contribution of minority interest ..............        --           147,690             --             147,690
Net loss .......................................        --              --        (22,105,402)      (22,105,402)
                                                    --------    ------------    -------------     -------------

BALANCE AT DECEMBER 31, 1996 ...................     100,000      58,472,323      (65,322,382)       (6,750,059)

Issuance of Common Stock .......................      58,577     109,167,409             --         109,225,986
Exercise of stock options ......................       3,479       1,226,562             --           1,230,041
Conversion of Convertible Note and accrued
   interest to Common Stock.....................       9,601      14,391,435             --          14,401,036
Stock options issued to non-employees ..........        --           392,835             --             392,835
Net loss .......................................        --              --        (40,629,981)      (40,629,981)
                                                    --------    ------------    -------------     -------------

BALANCE AT DECEMBER 31, 1997 ...................     171,657     183,650,564     (105,952,363)       77,869,858

Issuance of Common Stock .......................          29          33,872             --              33,901
Exercise of stock options ......................       5,517         533,594             --             539,111
Stock options issued to non-employees ..........        --           380,815             --             380,815
Net loss .......................................        --              --        (79,161,442)      (79,161,442)
                                                    --------    ------------    -------------     -------------

BALANCE AT DECEMBER 31, 1998 ...................    $177,203    $184,598,845    $(185,113,805)    $    (337,757)
                                                    ========    ============    =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1998              1997              1996
                                                                  ------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................    $(79,161,442)    $ (40,629,981)    $(22,105,402)
  Adjustments to reconcile net loss to net cash used
    in operating activities-
    Provision for doubtful accounts ..........................          20,000            80,000             --
    Depreciation and amortization ............................       2,202,251           921,271          539,661
    Provision for inventory obsolescence .....................         259,500           246,987             --
    Minority interest ........................................            --                --            (15,341)
    Expense recognized on modification of
      stock option grants ....................................            --                --          5,436,000
    Gains from disposals of fixed assets .....................          15,181              --               --
    Common stock issued to employees .........................          33,901              --               --
    Stock options issued to non-employees ....................         380,815           392,835             --
    Changes in operating assets and liabilities:
      Trade accounts receivable ..............................        (217,140)       (1,900,011)            --
      Prepaid expenses and other current assets ..............         547,173        (1,639,021)         (81,531)
      Inventories ............................................       1,810,812        (3,629,855)            --
      Other assets ...........................................          14,289           (31,036)            --
      Accounts payable .......................................       1,173,318         2,104,270          336,134
      Accrued expenses .......................................       4,821,699         3,843,514          429,002
                                                                  ------------     -------------     ------------
       Net cash used in operating activities .................     (68,099,643)      (40,241,027)     (15,461,477)
                                                                  ------------     -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (Purchases) of Marketable Securities .................      30,894,009       (30,894,009)            --
  Capital expenditures .......................................      (6,906,703)       (5,216,027)      (1,147,067)
                                                                  ------------     -------------     ------------
       Net cash provided by (used in) investing activities ...      23,987,306       (36,110,036)      (1,147,067)
                                                                  ------------     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock .................            --         109,225,986             --
  Net proceeds from exercise of stock options ................         539,111         1,230,041             --
  Capital contributions received
     from Kos Investments, Inc. ..............................            --                --          8,381,633
  Borrowings under Convertible Note ..........................            --           5,040,000        8,355,000
  Borrowings under Notes Payable to Shareholder ..............       9,000,000              --               --
  Payments under capital lease obligations ...................         (50,617)             --               --
                                                                  ------------     -------------     ------------
       Net cash provided by financing activities .............       9,488,494       115,496,027       16,736,633
                                                                  ------------     -------------     ------------
          Net (decrease) increase in cash and cash equivalents     (34,623,843)       39,144,964          128,089

Cash and Cash Equivalents, beginning of period ...............      39,502,484           357,520          229,431
                                                                  ------------     -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................    $  4,878,641     $  39,502,484     $    357,520
                                                                  ============     =============     ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid ..............................................    $     14,819     $        --       $       --
Supplemental Disclosure of Non-cash Information:
  Acquisition of equipment under capital lease obligations....    $    430,148     $        --       $       --
  Contribution of minority interest to paid-in capital........    $       --       $        --       $    147,690
  Conversion of Convertible Note and accrued interest
   payable to Common Stock....................................    $       --       $  14,401,036     $       --

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

     On July 28, 1997, the Company obtained clearance from the U.S. Food and Drug Administration ("FDA") to market NIASPAN, its first product (NIASPAN/registered trademark/ is a registered trademark of the Company). The Company began sales of the NIASPAN product during August 1997. NIASPAN is a once-a-day, oral, solid dose extended-release formulation of niacin for the treatment of hyperlipidemia, a multiple lipid disorder that is a primary risk factor for coronary heart disease. Niacin is a water soluble vitamin that has long been recognized as an effective pharmacological agent for the treatment of multiple lipid disorders including elevated LDL and low HDL cholesterol.

     The Company expects to incur additional losses in the near-term due primarily to its sales and marketing efforts associated with NIASPAN and to research and development activities in connection with its products under development. No assurance can be given that the Company's products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, future capital needs and uncertainty of additional funding, uncertainties related to limited sales and marketing experience, uncertainties related to patents and trademarks, interference and risk of infringement, uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, dependence on single sources of supply, and no assurances of adequate third party reimbursement. The likelihood of the success of the Company must be considered in light of the uncertainty caused by problems, expenses, complications and delays frequently encountered in connection with the development of new business ventures.

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

   MARKETABLE SECURITIES

     All of the Company's marketable securities are considered available-for-sale securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities represent debt securities that are stated at fair value. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

   LONG-LIVED ASSETS

     During 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1998 or 1997.

     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 1998 or 1997.

   MINORITY INTEREST

     Minority interest for the year ended December 31, 1996, represents the minority shareholder's interest in the net loss of Aeropharm. As of December 31, 1998 and 1997, the Company owned 100% of Aeropharm; therefore, no minority interest is reflected.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1998 and 1997, the carrying amount of cash and cash equivalents, trade accounts receivable, and notes payable approximates fair value due to the short term nature of these accounts. See Note 3. for information regarding the fair value of marketable securities.

   CONCENTRATION OF CREDIT RISK

     The Company has no significant off-balance-sheet concentrations of credit risk.

   REVENUE RECOGNITION

     Sales and the related cost of sales are recognized at the time product is shipped. Net sales consist of gross sales less provisions for expected rebates and chargebacks, discounts, and customer returns. These provisions totaled $1,347,000 and $76,000 in the years ended December 31, 1998 and 1997, respectively. Included in "Accrued expenses" in the accompanying consolidated balance sheets are $722,000 and $88,000 at December 31, 1998 and 1997, respectively, related to these provisions.

   DEPRECIATION AND AMORTIZATION

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

                                                                     YEARS
                                                                     -----
              Furniture and equipment...........................      3-7
              Computer software and hardware....................      3-5
              Laboratory and manufacturing equipment............      3-5
              Leasehold improvements............................ Life of lease

   RESEARCH AND DEVELOPMENT EXPENSES

     All research and development expenses are reflected in the Company's consolidated statements of operations as incurred.

   NET LOSS PER SHARE

     Basic loss per share is determined by dividing the Company's net loss by the weighted average number of shares of Common Stock outstanding. Diluted loss per share also includes dilutive Common Stock equivalents outstanding after applying the "treasury stock" method.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, because the Company's Common Stock equivalents are antidilutive.

   INCOME TAXES

     The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards as of the Reorganization, amounting to approximately $51 million, were not transferred to the Company. As of December 31, 1998, the Company had available $138.7 million of net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company does not have any material comprehensive income recorded for the years ended December 31, 1998, 1997 and 1996.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued by FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that it operates within one segment. See Note 10. for information regarding major customers.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ended after June 15, 1999. This statement establishes accounting and reporting standards that require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company adopted SFAS 133 effective June 30, 1998. The adoption of this statement did not have an impact on the Company's consolidated financial position because the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3.   MARKETABLE SECURITIES

     As of December 31, 1997, marketable securities consisted of U.S. government securities for which fair values approximated unamortized cost. The contractual maturities of these securities were less than one year. Fair values were based on quoted market prices obtained from an independent broker. No marketable securities were held by the Company as of December 31, 1998.

4.   TRADE ACCOUNTS RECEIVABLE, NET

   Trade accounts receivable consist of the following:

                                                                                      DECEMBER 31,
                                                                              -----------------------------
                                                                                 1998               1997
                                                                              ----------         ----------
         Trade accounts receivable........................................    $2,117,151         $1,900,011
         Less allowance for doubtful accounts.............................      (100,000)           (80,000)
                                                                              ----------         ----------
            Trade accounts receivable, net................................    $2,017,151         $1,820,011
                                                                              ==========         ==========

5.   INVENTORIES

   Inventories consist of the following:

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                  1998               1997
                                                                               ----------         ----------
         Raw materials.....................................................    $  251,039         $  218,363
         Work in process...................................................       847,024          1,916,865
         Finished goods....................................................       214,493          1,247,640
                                                                               ----------         ----------
           Total inventories...............................................    $1,312,556         $3,382,868
                                                                               ==========         ==========

6.   FIXED ASSETS, NET

   Fixed assets consist of the following:

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                  1998               1997
                                                                               -----------        ----------
         Furniture and equipment...........................................    $ 1,581,573        $1,238,853
         Computer software and hardware....................................      2,596,069         1,314,214
         Laboratory and manufacturing equipment............................      7,674,443         5,101,992
         Leasehold improvements............................................      5,160,043         2,035,399
                                                                               -----------        ----------
           Fixed assets, gross.............................................     17,012,128         9,690,458
         Less accumulated depreciation and amortization....................     (4,992,549)       (2,790,298)
                                                                               -----------        ----------
           Fixed assets, net...............................................    $12,019,579        $6,900,160
                                                                               ===========        ==========

7.   ACCRUED EXPENSES

   Major components of accrued expenses were as follows:

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                  1998               1997
                                                                               ----------         ----------
         Employee bonuses and commissions..................................    $1,956,986         $  415,621
         Employee vacations................................................     1,094,609            370,625
         Clinical studies..................................................       646,118            335,994
         License fee.......................................................         --             1,000,000
         All other.........................................................     4,497,873          1,251,647
                                                                               ----------         ----------
           Total accrued expenses..........................................    $8,195,586         $3,373,887
                                                                               ==========         ==========

8.   CONVERSION OF NOTES PAYABLE

     Michael Jaharis, Chairman of the Company's Board of Directors and the controlling shareholder of Investments, personally guaranteed the repayment of a loan to Investments from certain financial institutions. Prior to March 21, 1995, the Company was the primary borrower under this loan and, therefore, received the benefit of the personal guaranty extended by Mr. Jaharis. As consideration for Mr. Jaharis' personal guaranty, the Company agreed to pay Mr. Jaharis an annual fee of 0.25% of the average amount outstanding under the loan during the Company's fiscal year. In March 1995, the Company was released as a borrower under the loan. The assumption of the note payable to the bank resulted in an increase in the Company's "Additional paid-in capital" to reflect this transfer to Investments.

     On July 1, 1996, the Company executed a loan in favor of Kos Investments, Inc. (the "Convertible Note") in the aggregate principal amount of up to $15.0 million, the proceeds of which were used to fund the Company's operations until the consummation of its Initial Public Offering ("IPO"). Under the terms of the Convertible Note, interest accrued on the outstanding principal amount at First Union National Bank of Florida's prime rate commencing July 1, 1996, escalating to a rate of 1% over such prime rate during calendar year 1997. The Convertible Note was convertible into Common Stock at a conversion price per share equal to the IPO price per share ($15.00). On October 25, 1997, the outstanding principal and interest of the Convertible Note were converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13,395,000 and $1,006,036, respectively.

9.   NOTES PAYABLE TO SHAREHOLDER

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis. The Company may draw against the Credit Facility during the period from July 1, 1998 to June 30, 1999. Borrowings under the Credit Facility, which totaled $9 million at December 31, 1998, bear interest at the prime rate (7.75% as of December 31, 1998) and will be due December 31, 2000. The Company incurred $68,466 of interest expense under the Credit Facility for the year ended December 31, 1998.

     Effective October 7, 1998, the Company entered into an additional $25 million funding arrangement (the "Supplemental Funding Arrangement") with Michael Jaharis. Under the terms of the Supplemental Funding Arrangement, Mr. Jaharis will make available to the Company, as requested, additional debt or equity capital in excess of the capital available to the Company under the Credit Facility. Funds will be provided to the Company under the Supplemental Funding Arrangement at prevailing rates and on prevailing terms for companies situated similar to the Company. The Supplemental Funding

Arrangement is subject to certain conditions, including (i) the parties' entering into appropriate documentation containing standard terms and conditions, (ii) at the time of funding, there shall not have been any material adverse change in the business or financial operations or condition of the Company or in its management, (iii) at the time of funding, the Company's then current financial projections shall indicate that the Company shall have sufficient funds, with the funding to be provided under the Supplemental Funding Arrangement, to achieve positive cash flow no later than June 30, 2000, (iv) at the time of funding, there shall not be any litigation pending or threatened involving the Company that is likely to have a material adverse effect on the Company, and (v) at the time of funding, Michael Jaharis or his affiliates shall continue to hold a controlling interest in the Company's Common Stock. The Supplemental Funding Arrangement will terminate on the earlier to occur of (x) June 30, 2000, (y) the Company's receiving third party financing for an amount in excess of 50% of the amount available under the Supplemental Funding Arrangement and (z) a change in control, merger or sale of substantially all of the assets of the Company. The Company had no borrowings outstanding under the Supplemental Funding Arrangement as of December 31, 1998. (See Note 14. "Subsequent Event" for increase in funding commitment under the Supplemental Funding Arrangement).

10.  MAJOR CUSTOMERS

Sales to customers that were at least 10% of the Company's gross sales are as follows:

                                                                                       DECEMBER 31,
                                                                               -----------------------------
     CUSTOMER NAME                                                                1998               1997
     -------------                                                             ----------         ----------
     McKesson Drug Co......................................................    $4,186,863         $  649,611
     Bergen Brunswig Corp..................................................     2,610,655            233,297
     Cardinal Health, Inc..................................................     1,860,512            412,929
                                                                               ----------         ----------
        Total..............................................................    $8,658,030         $1,295,837
                                                                               ==========         ==========

11.  COMMITMENTS AND CONTINGENCIES

   LETTER OF CREDIT FACILITY

     On July 17, 1998, the Company entered into a $3 million letter of credit facility with a bank (the "Letter of Credit Facility"). Under the terms of the Letter of Credit Facility, letters of credit outstanding must not exceed 90% of the Company's cash balance kept at such bank. As of December 31, 1998, letters of credit outstanding totaled $1,528,000.

   EMPLOYMENT AND ROYALTY AGREEMENTS

     As of December 31, 1998, the Company had employment and/or royalty agreements with three of its officers. Salary and benefits expense recorded under the employment agreements totaled $833,000, $708,000 and $769,000 during the years ended December 31, 1998, 1997 and 1996, respectively. The royalty agreements entitle two of these officers to royalties on sales of the Company's products, the aggregate amounts of which may not exceed $5,500,000. Royalty expense from these agreements during the years ended December 31, 1998 and 1997 was approximately $65,000 and $29,000, respectively. Future minimum payments under the employment agreements are as follows:

     YEAR ENDING DECEMBER 31,                                                                       AMOUNT
     ------------------------                                                                     ----------
     1999...................................................................................      $  515,000
     2000...................................................................................         350,000
     2001...................................................................................         350,000
     2002...................................................................................         175,000
                                                                                                  ----------
                                                                                                  $1,390,000
                                                                                                  ==========

   LEASE COMMITMENTS

     The Company has various operating leases that expire through 2002 for the rental of office space, laboratory facilities, and sales force vehicles. Future minimum commitments under these agreements are as follows:

     YEAR ENDING DECEMBER 31,                                                                       AMOUNT
     ------------------------                                                                     ----------
     1999...................................................................................      $2,286,000
     2000...................................................................................       1,764,000
     2001...................................................................................       1,252,000
     2002...................................................................................         470,000
                                                                                                  ----------
                                                                                                  $5,772,000
                                                                                                  ==========

     As of December 31, 1998 and 1997, standby letters of credit of approximately $1,236,000 and $960,000, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

     Rent and other expenses incurred under the operating leases was $3,061,000, $823,000 and $558,000, during the years ended December 31, 1998, 1997 and 1996, respectively.

   LICENSING AND JOINT VENTURE AGREEMENTS

     The Company has several license agreements (the "License Agreements") with third parties (the "Licensees") for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees upon completion of various milestones of each project in order to secure exclusive rights to develop, manufacture, sell and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $490,000, $5,638,000 and $1,671,000 for the years ended December 31, 1998, 1997 and 1996 respectively, which is reflected in "Research and development" in the accompanying consolidated statements of operations.

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

     YEAR ENDING DECEMBER 31,                                                                         AMOUNT
     ------------------------                                                                        --------
         1999...................................................................................     $375,000
         2000...................................................................................      125,000
                                                                                                     --------
                                                                                                     $500,000
                                                                                                     ========

     On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company recognized $3,000,000 as a licensing expense; such expense is included in "Research and development" in the accompanying consolidated statement of operations for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. The Company recorded $652,000 and $148,000 of royalty expense from this agreement for the years ended December 31, 1998 and 1997, respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statement of operations.

   SPONSORED RESEARCH

     The Company has on-going research agreements with two universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities.

     Future minimum commitments under these agreements are as follows:

     YEAR ENDING DECEMBER 31,                                                                         AMOUNT
     ------------------------                                                                       --------
         1999.................................................................................      $385,000
         2000.................................................................................        87,500
                                                                                                    --------
                                                                                                    $472,500
                                                                                                    ========

     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company's sponsored research programs totaled approximately $383,000, $380,000 and $439,000 during the years ended December 31, 1998, 1997 and 1996, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

   DEVELOPMENT AGREEMENTS

     The Company has development agreements with various third parties (the "Development Agreements"). As dictated by the Development Agreements, the Company is responsible for funding all required development activities. In order to maintain its rights under the Development Agreements, the Company is required to pay certain future milestone payments and development fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to pay development fees under the Development Agreements of approximately $67,000 during the year ended December 31, 1999.

     Expenses recorded under these and other development agreements totaled approximately $1,470,000, $2,688,000 and $1,191,000 during the years ended December 31, 1998, 1997 and 1996, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

   EMPLOYEE BENEFIT PLANS

     The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15% of the employee's compensation for the year. An employee is always 100% vested in the employee's elective deferral contributions. On September 24, 1998, the Company's Board of Directors approved a Company match to employees' contributions to the Kos Savings Plan, effective January 1, 1999. The Company's matching contribution will be limited to 50% of an employee's 401(k) contribution, and not to exceed 3% of such employee's compensation or $5,000 per employee for any given year.

     On November 19, 1998, subject to shareholder approval at the Company's next Annual Shareholders' Meeting, the Board of Directors approved the implementation of the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") effective February 15, 1999. Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee's annual compensation. Each employee's total contributions will be limited to $25,000 per year. Employee payroll deductions will be accumulated for six-month periods at the end of which shares of the Company's Common Stock will be purchased under the Stock Purchase Plan. All employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. Subject to shareholder approval, 1,000,000 shares of Common Stock will be made available for purchase under the Stock Purchase Plan.

12.  SHAREHOLDERS' EQUITY (DEFICIT)

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

   STOCK OPTION PLAN

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of December 31, 1998, a maximum of 4,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

     On February 19, 1998, the Company's Board of Directors authorized the re-pricing of options to acquire shares of Common Stock granted to employees at exercise prices ranging from $15.00 to $43.44 per share (the "February Re-Pricing"). As a result of the February Re-Pricing, the exercise price for these options was reduced to $11.16 per share, the average of the high and low price of the Company's Common Stock on February 19, 1998. No options granted to members of the Board of Directors were re-priced under the February Re-Pricing.

     Effective October 1, 1998, the Board of Directors authorized a second re-pricing of options to acquire shares of Common Stock granted to employees at exercise prices ranging from $7.00 to $13.28 (the "October Re-Pricing"). As a result of the October Re-Pricing, the exercise price of certain options was reduced to $5.06 per share, the closing price of the Company's Common Stock on October 1, 1998. No options granted to members of the Board of Directors or to the Company's officers were re-priced under the October Re-Pricing.

     Each outside director of the Company is granted an option to purchase 15,000 shares of Common Stock upon election to the Board, receives options to purchase 15,000 shares effective on each director's anniversary date and 3,000 shares effective on the date of the Company's Annual Shareholders' Meeting. The exercise price of such options will be the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black Scholes method to approximate the related charge to expense. Assumptions for the calculation of charges associated with SFAS 123 include:

                                                       RISK-FREE                            EXPECTED
                  GRANT              VOLATILITY        INTEREST          EXPECTED             TERM
                  DATE                  RATE             RATE            DIVIDENDS           (YEARS)
             --------------          ----------        ---------         ---------          --------
             1996 and prior               0%             6.63%             $ --                5
                  1997                   57.6            6.25                --                5
                  1998                   66.4            4.77                --                5

     As of December 31, 1998, the Company had granted options to purchase 3,909,900 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the implementation of the Plan. Detail of option activity is as follows:

                                                                                     EXERCISE PRICES
                                                                            --------------------------------
                                                         NUMBER OF                                  WEIGHTED
                                                           SHARES                 RANGE              AVERAGE
                                                         ----------        -------------------      --------
         Outstanding, December 31, 1995...........        1,185,000        $ 0.60   -   $ 3.33       $ 0.81
         Granted..................................        1,110,500          7.00   -    15.00         7.99
                                                         ----------

         Outstanding, December 31, 1996...........        2,295,500          0.60   -    15.00         4.28
         Granted..................................          539,700         15.00   -    43.44        33.14
         Exercised................................         (347,910)         0.60   -    15.00         3.52
         Canceled.................................          (40,500)         7.00   -    38.69        11.11
                                                         ----------

         Outstanding, December 31, 1997...........        2,446,790          0.60   -    43.44        10.64
         Granted(*)...............................        2,955,265          5.06   -    13.28         8.15
         Exercised................................         (551,675)         0.60   -     7.00         0.98
         Canceled(*)..............................       (1,993,165)         5.06   -    43.44        16.67
                                                         ----------

         Outstanding December 31, 1998............        2,857,215        $ 0.60   -   $27.25       $ 5.93
                                                         ==========

------------
(*) Includes effect of re-priced options (1,880,565 options, which had original exercise prices ranging from $7.00 to $43.44, and an original weighted average exercise price of $16.94, were re-priced in February and October
    1998).

                    OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
         ------------------------------------    ------------------------------------------------------------
                                   NUMBER             WEIGHTED        WEIGHTED         NUMBER        WEIGHTED
                               OUTSTANDING AT         AVERAGE         AVERAGE       EXERCISABLE      AVERAGE
             RANGE OF            DECEMBER 31,        REMAINING        EXERCISE      DECEMBER 31,     EXERCISE
          EXERCISE PRICES           1998         CONTRACTUAL LIFE      PRICE            1998          PRICE
         ----------------      --------------    ----------------    ---------      ------------     --------
         $ 0.60 to $ 0.75         425,000            6.4 years         $ 0.64          425,000        $ 0.64
           3.33 to   3.33          25,000            4.5 years           3.33           25,000          3.33
           5.06 to   7.16       1,911,390            8.5 years           5.63          660,822          5.88
           7.75 to  11.16         472,825            8.8 years          11.07           79,925         11.16
          24.69 to  27.25          23,000            8.2 years          25.02           23,000         25.02
                                ---------                                            ---------
                                2,857,215                                            1,213,747
                                =========                                            =========

     At December 31, 1998, 568,200 shares remain authorized and unissued and options to purchase 1,213,747 shares of Common Stock were exercisable, including options granted outside the Plan. During 1998, options to purchase 2,955,265 shares of Common Stock were granted at exercise prices ranging from $5.06 to $13.28 (including options to purchase 1,880,565 shares of Common Stock, which had original exercise prices ranging from $7.00 to $43.44, and an original weighted average exercise price of $16.94, that were re-priced in February and October 1998).

     As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, except for options issued to non-employees, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Compensation costs of $380,815 and $392,835 were recorded for the years ended December 31, 1998 and 1997, respectively, to reflect the cost associated with stock options granted to non-employees.

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                              1998               1997              1996
                                                          ------------       ------------       ------------
      Net loss:
          As reported................................     $(79,161,442)      $(40,629,981)      $(22,105,402)
          Pro Forma..................................     $(81,638,296)      $(43,113,692)      $(22,105,402)

      Net loss per share, basic and diluted:
          As reported................................     $      (4.50)      $      (2.79)      $      (1.95)
          Pro Forma..................................     $      (4.64)      $      (2.96)      $      (1.95)

13.  LEGAL PROCEEDING

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint seeks unspecified damages and costs, including attorneys' fees and costs and expenses. Upon motion by the Company, the case was transferred to the United States District Court for the Southern District of Florida. The Company and the individual Kos defendants filed a motion to dismiss the complaint on January 7, 1999. The outcome of the litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurance, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

14.  SUBSEQUENT EVENT

     Effective March 1, 1999, Michael Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Under the terms of the Supplemental Funding Arrangement, Mr. Jaharis will make available to the Company, as requested, additional debt or equity capital in excess of the capital available to the Company under the Credit Facility. Funds will be provided to the Company under the Supplemental Funding Arrangement at prevailing rates and on prevailing terms for companies situated similar to the Company. Although the terms pursuant to which funds will be provided to the Company under the Supplemental Funding Arrangement have not been determined, the Company expects that it will be required to pledge all of its assets to secure any borrowings from Mr. Jaharis and that any amounts borrowed from Mr. Jaharis will be convertible, at his option, into shares of the Company's Common Stock. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Supplemental Funding Arrangement is subject to certain conditions, including (i) the parties' entering into appropriate documentation containing standard terms and conditions, (ii) at the time of funding, there shall not have been any material adverse change in the business or financial operations or condition of the Company or in its management, (iii) for any funding requested by the Company after January 1, 2000, the Company's then current financial projections shall indicate that the Company shall have sufficient funds, with the funding to be provided under the Supplemental Funding Arrangement, to achieve positive cash flow no later than December 31, 2000, (iv) at the time of funding, there shall not be any litigation pending or threatened involving the Company that is likely to have a material adverse effect on the Company, and (v) at the time of funding, Michael Jaharis or his affiliates shall continue to hold a controlling interest in the Company's Common Stock. The Supplemental Funding Arrangement will terminate on the earlier to occur of (x) December 31, 2000, (y) the Company's receiving third party financing for an amount in excess of 50% of the amount available under the Supplemental Funding Arrangement and (z) a change in control, merger or sale of substantially all of the assets of the Company. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Funding Arrangement at the time that any funding request is made.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors of
    Kos Pharmaceuticals, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 12, 1999.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                            BALANCE AT        CHARGED TO                         BALANCE AT
                                                           BEGINNING OF        COSTS AND                             END
        DESCRIPTION                                           PERIOD           EXPENSES         DEDUCTIONS        OF PERIOD
        -----------                                        ------------       -----------       ----------       -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Fiscal year ended December 31, 1997...............         $      --         $    80           $     --         $     80
Fiscal year ended December 31, 1998...............         $      80         $    20           $     --         $    100

ALLOWANCE FOR SALES RETURNS:

Fiscal year ended December 31, 1997...............         $      --         $    --           $    --          $     --
Fiscal year ended December 31, 1998...............         $      --         $   135           $   110          $     25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 27 of this report.

       2. The following Financial Statement Schedules are filed herewith:

       SCHEDULE                           DESCRIPTION
       --------                           -----------
       II      Valuation and Qualifying Accounts for the Year Ended December 31,
               1998.

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

       10.9*+ Development Agreement by and between the Company and Fuisz Technologies, Ltd.

       10.10*+ Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

       10.11*+ License Agreement by and between the Company and Upsher-Smith Laboratories, Inc., dated February 7, 1997.

       10.12* Promissory Note, dated July 1, 1996, in favor of Kos Investments, Inc.

       10.13* Registration Rights Agreement dated as of June 30, 1996, by and between the Company, Kos Holdings, Inc., and Kos Investments, Inc.

       10.14****  Revolving Credit and Loan Agreement dated July 1, 1998, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

       10.15****  Promissory Note dated July 1, 1998, in favor of Michael
                  Jaharis.

       10.16 Supplemental Commitment Letter dated October 7, 1998, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

       21*        Subsidiaries of the Company

       23         Consent of Arthur Andersen LLP

       24         Powers of Attorney (included on signature page hereto)

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

       *** Filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company's fiscal year ending June 30, 1997, and incorporated herein by reference.

       **** Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended September 30, 1998, and incorporated herein by reference.

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

                             KOS PHARMACEUTICALS, INC.

                             By: /S/ DANIEL M. BELL
                                ------------------------------
                                     Daniel M. Bell
                                     President and Chief Executive Officer

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

     SIGNATURE                     TITLE                              DATE
     ---------                     -----                              ----

/S/ MICHAEL JAHARIS         Chairman of the Board                 March 23, 1999
---------------------------   of Directors
Michael Jaharis

/S/ DANIEL M. BELL          President, Chief Executive            March 23, 1999
---------------------------   Officer, and Director
Daniel M. Bell                (Principal Executive Officer)

/S/ ROBERT E. BALDINI       Vice Chairman of the Board and        March 23, 1999
---------------------------   Chief Sales and Marketing Officer
Robert E. Baldini

/S/ DUNCAN H. COCROFT       Senior Vice President, Chief          March 23, 1999
---------------------------   Administrative Officer
Duncan H. Cocroft             (Principal Financial Officer)

/S/ JUAN F. RODRIGUEZ       Controller                            March 23, 1999
---------------------------   (Principal Accounting Officer)
Juan F. Rodriguez

/S/ JOHN BRADEMAS
--------------------------- Director                              March 23, 1999
John Brademas

/S/ STEVEN JAHARIS
--------------------------- Director                              March 23, 1999
Steven Jaharis

/S/ LOUIS C. LASAGNA
--------------------------- Director                              March 23, 1999
Louis C. Lasagna

/S/ MARK NOVITCH
--------------------------- Director                              March 23, 1999
Mark Novitch

/S/ FREDERICK B. WHITTEMORE
--------------------------- Director                              March 23, 1999
Frederick B. Whittemore

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.16 Supplemental Commitment Letter dated October 7, 1998, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

23       Consent of Arthur Andersen LLP

27       Financial Data Schedule