Form 10-Q
period 1999-03-31
KOS PHARMACEUTICALS INC
filed 1999-05-12
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           FLORIDA                                             65-0670898
                           -------                                             ----------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)

            1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code: (305) 577-3464

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                OUTSTANDING AT APRIL 30, 1999
         -----                                -----------------------------
Common Stock, par value $.01 per share                   17,786,897

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999
              (unaudited) and December 31, 1998.............................   2

              Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 (unaudited) and 1998
              (unaudited)...................................................   3

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 (unaudited) and 1998
              (unaudited)...................................................   4

              Notes to Condensed Consolidated Financial Statements..........   5

Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   7

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings.................................................  14

Item 6  - Exhibits and Reports on Form 8-K..................................  14

----
NIASPAN/registered trademark/ and NICOSTATIN/trademark/ are trademarks of Kos Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        MARCH 31,     DECEMBER 31,
                                                                           1999           1998
                                                                       -----------    ------------
                                                                       (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents.........................................   $   5,647      $   4,879
   Trade accounts receivable, net....................................       2,665          2,017
   Inventories.......................................................       1,583          1,312
   Prepaid expenses and other current assets.........................       1,657          1,326
                                                                        ---------      ---------
       Total current assets..........................................      11,552          9,534

Fixed Assets, net....................................................      11,652         12,019
Other Assets.........................................................          20             17
                                                                        ---------      ---------
       Total assets..................................................   $  23,224      $  21,570
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable..................................................   $   2,625      $   4,333
   Accrued expenses..................................................       6,515          8,196
   Capital lease obligations.........................................         140            141
                                                                        ---------      ---------
       Total current liabilities.....................................       9,280         12,670
                                                                        ---------      ---------
Notes Payable to Shareholder.........................................      29,000          9,000
Capital Lease Obligations, net of current portion....................         202            238

Shareholders' Equity (Deficit):
   Common stock, $.01 par value, 50,000,000 shares authorized,
     17,775,334 and 17,720,270 shares issued and outstanding as
     of March 31, 1999 and December 31, 1998, respectively...........         178            177
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding.....................................          --             --
   Additional paid-in capital........................................     184,892        184,599
   Accumulated deficit...............................................    (200,328)      (185,114)
                                                                        ---------      ---------
       Total shareholders' equity (deficit)..........................     (15,258)          (338)
                                                                        ---------      ---------
       Total liabilities and shareholders' equity (deficit)..........   $  23,224      $  21,570
                                                                        =========      =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                           1999          1998
                                                                         --------      --------
                                                                              (UNAUDITED)
Net sales ...............................................................$  5,469      $  1,000
Cost of sales ...........................................................   1,039           210
                                                                         --------      --------
   Gross profit .........................................................   4,430           790
                                                                         --------      --------
Operating Expenses:
   Research and development .............................................   6,233         6,972
   Selling, general and administrative ..................................  13,126        11,912
                                                                         --------      --------
       Total operating expenses .........................................  19,359        18,884
                                                                         --------      --------
Loss from operations .................................................... (14,929)      (18,094)
                                                                         --------      --------
Other Expense (Income):
   Other income .........................................................      (6)           --
   Interest income, net .................................................     (38)         (787)
   Interest expense-related parties .....................................     329            --
                                                                         --------      --------
       Total other expense (income) .....................................     285          (787)
                                                                         --------      --------
       Net loss .........................................................$(15,214)     $(17,307)
                                                                         ========      ========
Net loss per share, basic and diluted ...................................$  (0.86)     $  (1.00)

Weighted average shares of common
  stock outstanding .....................................................  17,735        17,266
Common stock options outstanding (not included in the calculation of
  diluted loss per share as their impact would be antidilutive) .........   3,067         2,569

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    ----------------------
                                                                                      1999          1998
                                                                                    --------      --------
                                                                                          (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss ......................................................................   $(15,214)     $(17,307)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .............................................        730           393
      Gains from disposal of fixed assets .......................................         (6)           --
      Common Stock issued to employees under 401(k) Plan ........................        108            --
      Cost of stock options issued to non-employees .............................        150            44
      Provision for inventory obsolescence ......................................        120            20
      Changes in operating assets and liabilities:
        Trade accounts receivable, net ..........................................       (648)        1,145
        Prepaid expenses and other current assets ...............................       (331)          430
        Inventories .............................................................       (391)         (510)
        Other assets ............................................................         (3)           15
        Accounts payable ........................................................     (1,708)       (1,852)
        Accrued expenses ........................................................     (1,681)         (551)
                                                                                    --------      --------
               Net cash used in operating activities ............................    (18,874)      (18,173)
                                                                                    --------      --------
Cash Flows from Investing Activities:
  Investment purchases ..........................................................         --        (1,262)
  Capital expenditures ..........................................................       (357)       (2,550)
                                                                                    --------      --------
               Net cash used in investing activities ............................       (357)       (3,812)
                                                                                    --------      --------
Cash Flows from Financing Activities:
  Net proceeds from exercise of stock options ...................................         36           343
  Payments under capital lease obligations ......................................        (37)           --
  Borrowings under Notes Payable to Shareholder .................................     20,000            --
                                                                                    --------      --------
               Net cash provided by financing activities ........................     19,999           343
                                                                                    --------      --------
               Net increase (decrease) in cash and
                cash equivalents ................................................        768       (21,642)

Cash and cash equivalents, beginning of period ..................................      4,879        39,502
                                                                                    --------      --------
Cash and cash equivalents, end of period ........................................   $  5,647      $ 17,860
                                                                                    ========      ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid .................................................................   $    240      $     --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

         The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three month period ended March 31, 1999, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 1999. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2. RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ended after June 15, 1999. The Company adopted SFAS 133 effective June 30, 1998. The Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3. INVENTORIES

         Inventories consist of the following:

                                         MARCH 31,        DECEMBER 31,
                                           1999               1998
                                        ------------     -------------
                                               (in thousands)

         Raw materials..................   $    169         $    251
         Work in process................        936              847
         Finished goods.................        478              214
                                        ------------     -------------
              Total.....................   $  1,583         $  1,312
                                        ============     =============

4. NOTES PAYABLE TO SHAREHOLDER

         On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. The Company may draw against the Credit Facility during the period from July 1, 1998 to June 30, 1999. Borrowings under the Credit Facility totaled $29 million as of March 31, 1999, bear interest at the prime rate (7.75% as of March 31, 1999), and will be due December 31, 2000. Interest expense under the Credit Facility totaled $0.3 million for the three months ended March 31, 1999. Accrued interest payable under the Credit Facility totaled $0.2 million as of March 31, 1999.

         On October 7, 1998, the Company entered into an additional $25 million funding arrangement with Michael Jaharis. Effective March 1, 1999, Mr. Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Kos expects that the terms of the Supplemental Funding Arrangement will require the Company to pledge all of its assets and pay interest at the prime rate. Kos also expects that borrowings under the Supplemental Funding Arrangement will be convertible into shares of the Company's Common Stock at the market price of such stock at the close of business on the date of the first draw. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Company's ability to borrow funds under the Supplemental Funding Arrangement will be subject to certain conditions, including that at any time during the term of the Supplemental Funding Arrangement no material adverse change in the business or financial operations or condition of the Company or in its management will occur. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Funding Arrangement at the time that any funding request is made. The Supplemental Funding Arrangement will mature on December 31, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc., principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technologies, Inc. ("Aeropharm"), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. ("Holdings"); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this Form 10-Q filing to the Company's business include the business and operations of Holdings until June 30, 1996.

         On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through March 31, 1999, the Company had accumulated a deficit from operations of $200.3 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         The Company recorded net sales of $5.5 million for the three months ended March 31, 1999, compared with $1 million for the same period in 1998. Cost of sales was $1 million and $210,000 for the three months ended March 31, 1999 and 1998, respectively, resulting in 81% and 79% gross margins for the respective periods. The higher gross margin in 1999 was attributable to lower unabsorbed overhead costs resulting from higher NIASPAN production during that period.

         The Company's research and development expenses decreased to $6.2 million for the three months ended March 31, 1999, from $7 million for the three months ended March 31, 1998. The reduced expenses related primarily to decreases of $1.4 million in medical education programs in support of NIASPAN and $0.3 million in development costs paid to third parties. These reductions were partially offset by increases of $0.4 million in clinical trials costs associated with NIASPAN and with the Company's NICOSTATIN product, of $0.3 million in formulation development costs of the Company's NICOSTATIN product and other products under development, and of $0.2 million in personnel and personnel-related costs.

         Selling, general and administrative expenses increased to $13.1 million for the three months ended March 31, 1999, from $11.9 million for the three months ended March 31, 1998. Selling expenses increased $0.6 million as a result of the full impact during the 1999 period of the Company's sales and marketing organization which was being expanded during the first quarter of 1998, including an increase of $2.7 million in personnel and personnel-related expenses. This increase was largely offset by the absence of $2.2 million in marketing program costs incurred during the 1998 period directly associated with the launch of NIASPAN. General and administrative costs also increased $0.6 million during the 1999 period, primarily as a result of increases of $0.3 million in royalty expenses for the Company's NIASPAN product and other expenses associated with the expanded activities of the Company.

         The Company received $65.9 million in net proceeds from its IPO and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. The remaining net proceeds from the follow-on offering, along with other cash balances, totaling $50.0 million as of March 31, 1998, were invested primarily in U.S. Treasury and highly-rated corporate debt securities. As a result of these investments, the Company recorded $0.8 million of interest income for the three months ended March 31, 1998. The Company had no such investments during the three month period ended March 31, 1999, and therefore, recorded no interest income.

         On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. The Company drew $29 million against the Credit Facility during the period from July 1, 1998, to March 31, 1999. Borrowings under the Credit Facility bear interest at the prime rate (7.75% as of March 31, 1999) and will be due December 31, 2000. Interest expense under the Credit Facility totaled $0.3 million for the three months ended March 31, 1999.

         The Company incurred a net loss of $15.2 million for the three months ended March 31, 1999, compared with a net loss of $17.3 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents totaling $5.6 million and working capital of $2.3 million. The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and selling, general and administrative expenses. As of March 31, 1999, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $11.7 million. During the three months ended March 31, 1999, the Company spent $0.4 million in capital expenditures. The Company expects to spend no more than $2.5 million in capital expenditures during the remainder of the year ending December 31, 1999.

         On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. The Company drew $29 million against the Credit Facility during the period from July 1, 1998, to March 31, 1999. Borrowings under the Credit Facility bear interest at the prime rate (7.75% as of March 31, 1999) and will be due December 31, 2000.

         On October 7, 1998, the Company entered into an additional $25 million funding arrangement with Michael Jaharis. Effective March 1, 1999, Mr. Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Kos expects that the terms of the Supplemental Funding Arrangement will require the Company to pledge all of its assets and pay interest at the prime rate. Kos also expects that borrowings under the Supplemental Funding Arrangement will be convertible into shares of the Company's Common Stock at the market price of such stock at the close of business on the date of the first draw. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Company's ability to borrow funds under the Supplemental Funding Arrangement will be subject to certain conditions, including that at any time during the term of the Supplemental Funding Arrangement no material adverse change in the business or financial operations or condition of the Company or in its management will occur. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Funding Arrangement at the time that any funding request is made. The Supplemental Funding Arrangement will mature on December 31, 2003.

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

         The Company has implemented a Year 2000 readiness program with the objective of having all of the Company's systems functioning properly with respect to the "Year 2000 Issue" before September 30, 1999. The first component of the Company's readiness program was to identify the internal systems of the Company that are susceptible to system failures or processing errors as a result of the "Year 2000 Issue". This effort has been completed. The Company believes that it has identified the systems that may require remediation or replacement, and it has established priorities for repair or replacement. Those systems considered most critical to continuing operations are being given the highest priority.

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

         Consequently, despite the Company's continuing focus on solutions for Year 2000 issues and its current expectations that it will be Year 2000 compliant in a timely manner, there can be no assurance that the Company will not experience material disruptions in its business operations resulting from the "Year 2000 Issue". Accordingly, the Company has established, concurrently with the Year 2000 readiness measures described above, an internal Year 2000 project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the "Year 2000 Issue". The Company's Year 2000 project team has developed contingency plans and the cost estimates to implement them. The Company's Year 2000 contingency plans focus primarily on resolving Year 2000 issues encountered in the Company's business dealings with customers and significant vendors. In the event the Company's suppliers or customers experience system failures due to the "Year 2000 Issue", the Company may, if necessary, attempt to resource its materials and redirect its sales to Year 2000 compliant third parties. Notwithstanding the Company's efforts to mitigate the impact of potential Year 2000 issues, including the development of contingency plans, there can be no assurance that the Company will be able to successfully identify and remedy all such issues and, further, that its contingency plans, once developed, will be able to materially diminish the impact of such possible disruption of the Company's business operations.

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

           FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the NIASPAN product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the NIASPAN product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999, under the caption "Forward-Looking Information: Certain Cautionary Statements".

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             3.1*    Amended and Restated Articles of Incorporation of the
                     Company.

             3.2*    Amended and Restated Bylaws of the Company.

             4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

             4.2**   Form of Common Stock certificate of the Company.

             27      Financial Data Schedule.

         (b) Reports on Form 8-K:

             There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

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

                                KOS PHARMACEUTICALS, INC.

Date:    May 12, 1999           By:  /s/ DANIEL M. BELL
                                     ---------------------------------------
                                          Daniel M. Bell, President and
                                            Chief Executive Officer

Date:    May 12, 1999           By:  /s/ DUNCAN H. COCROFT
                                     ---------------------------------------
                                          Duncan H. Cocroft,
                                           Senior Vice President and
                                           Chief Administrative Officer
                                           (Principal Financial Officer)

Date:    May 12, 1999           By:  /s/ JUAN F. RODRIGUEZ
                                    ----------------------------------------
                                          Juan F. Rodriguez, Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule