Form 10-Q
period 1999-06-30
KOS PHARMACEUTICALS INC
filed 1999-08-12
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

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

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                      OUTSTANDING AT JULY 30, 1999
         -----                                      ----------------------------
Common Stock, par value $.01 per share              17,894,529

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  (unaudited) and December 31, 1998..............................................            2

                  Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 (unaudited) and 1998
                  (unaudited)....................................................................            3

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1999 (unaudited) and 1998
                  (unaudited)....................................................................            4

                  Notes to Condensed Consolidated Financial Statements...........................            5

Item 2 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................................            7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..............................           14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.......................................................................           15

Item 4 - Submission of Matters to a Vote of Security Holders.....................................           15

Item 6 - Exhibits and Reports on Form 8-K........................................................           15

----------
NIASPAN/Registered trademark/ and NICOSTATin/Trademark/ are trademarks of Kos Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1999              1998
                                                                                          -----------        --------
                                                                                          (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents.........................................................      $   5,229        $   4,879
   Trade accounts receivable, net....................................................          3,172            2,017
   Inventories.......................................................................          1,640            1,312
   Prepaid expenses and other current assets.........................................          1,016            1,326
                                                                                           ---------         --------
       Total current assets..........................................................         11,057            9,534

Fixed Assets,  net...................................................................         11,295           12,019
Other Assets.........................................................................             17               17
                                                                                           ---------        ---------
       Total assets..................................................................      $  22,369        $  21,570
                                                                                           =========        =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable..................................................................      $   2,935        $   4,333
   Accrued expenses..................................................................          9,096            8,196
   Capital lease obligations.........................................................            142              141
                                                                                           ---------        ---------
       Total current liabilities.....................................................         12,173           12,670
                                                                                           ---------        ---------
Notes Payable to Shareholder.........................................................         41,000            9,000
Capital Lease Obligations, net of current portion....................................            165              238

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding.....................................................              -                -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     17,822,959 and 17,720,270 shares issued and outstanding as
     of June 30, 1999 and December 31, 1998, respectively............................            178              177
   Additional paid-in capital........................................................        185,278          184,599
   Accumulated deficit...............................................................       (216,425)        (185,114)
                                                                                           ---------        ---------
       Total shareholders' deficit...................................................        (30,969)            (338)
                                                                                           ---------        ---------
       Total liabilities and shareholders' deficit...................................      $  22,369        $  21,570
                                                                                           =========        =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      THREE MONTHS                SIX MONTHS
                                                                          ENDED                      ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                -------------------------  --------------------------
                                                                   1999          1998         1999          1998
                                                                ------------  -----------  ------------  ------------
                                                                      (UNAUDITED)                 (UNAUDITED)
Net sales....................................................      $  7,288     $  2,807      $ 12,757      $  3,807
Cost of sales................................................         1,202          843         2,241         1,053
                                                                   --------     --------      --------      --------
   Gross profit..............................................         6,086        1,964        10,516         2,754
                                                                   --------     --------      --------      --------
Operating Expenses:
   Research and development..................................         7,328        7,524        13,561        14,496
   Selling, general and administrative.......................        14,222       17,105        27,348        29,017
                                                                   --------     --------      --------      --------
       Total operating expenses..............................        21,550       24,629        40,909        43,513
                                                                   --------     --------      --------      --------
Loss from operations.........................................       (15,464)     (22,665)      (30,393)      (40,759)
                                                                   --------     --------      --------      --------
Other Expense (Income):
   Interest income, net......................................           (46)        (611)         (101)       (1,398)
   Interest expense-related parties..........................           679            -         1,019             -
                                                                   --------     --------      --------      --------
       Total other expense (income)..........................           633         (611)          918        (1,398)
                                                                   --------     --------      --------      --------
       Net loss..............................................      $(16,097)    $(22,054)     $(31,311)     $(39,361)
                                                                   ========     ========      ========      ========

Net loss per share, basic and diluted........................      $  (0.90)    $  (1.25)     $  (1.76)     $  (2.25)

Weighted average shares of Common
  Stock outstanding..........................................        17,801       17,649        17,769        17,457
Common Stock options outstanding (not included
  in the calculation of diluted loss per share
  as their impact would be antidilutive).....................         3,174        2,547         3,174         2,547

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ------------------------
                                                                                     1999          1998
                                                                                  --------     -----------
                                                                                               (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss ..................................................................     $(31,311)     $(39,361)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................        1,477           942
      Gains from disposal of fixed assets ...................................           (6)            -
      Common Stock issued to employees ......................................          301             -
      Cost of stock options issued to non-employees .........................          300           143
      Provision for inventory obsolescence ..................................          385           105
      Changes in operating assets and liabilities:
        Trade accounts receivable, net ......................................       (1,155)          444
        Prepaid expenses and other current assets ...........................          310            14
        Inventories .........................................................         (713)          744
        Other assets ........................................................            -            13
        Accounts payable ....................................................       (1,398)        1,028
        Accrued expenses ....................................................          900           869
                                                                                  --------      --------
               Net cash used in operating activities ........................      (30,910)      (35,059)
                                                                                  --------      --------
Cash Flows from Investing Activities:
  Sales of marketable securities ............................................            -        13,230
  Capital expenditures ......................................................         (747)       (4,920)
                                                                                  --------      --------
               Net cash used in (provided by) investing activities ..........         (747)        8,310
                                                                                  --------      --------
Cash Flows from Financing Activities:
  Net proceeds from exercise of stock options ...............................           79           475
  Payments under capital lease obligations ..................................          (72)          (15)
  Borrowings under Notes Payable to Shareholder .............................       32,000             -
                                                                                  --------      --------
               Net cash provided by financing activities ....................       32,007           460
                                                                                  --------      --------
               Net increase (decrease) in cash and
                cash equivalents ............................................          350       (26,289)

Cash and cash equivalents, beginning of period ..............................        4,879        39,502
                                                                                  --------      --------
Cash and cash equivalents, end of period ....................................     $  5,229      $ 13,213
                                                                                  ========      ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid .............................................................     $    840      $    232

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six month period ended June 30, 1999, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 1999. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ended after June 15, 1999. The Company adopted SFAS 133 effective June 30, 1998. The Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3.   INVENTORIES

     Inventories consist of the following:

                                                  JUNE 30,        DECEMBER 31,
                                                    1999              1998
                                                  --------       -------------
                                                      (in thousands)

         Raw materials...................          $   208          $   251
         Work in process.................              981              847
         Finished goods..................              451              214
                                                   -------          -------
              Total......................          $ 1,640          $ 1,312
                                                   =======          =======

4.   NOTES PAYABLE TO SHAREHOLDER

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million as of June 30, 1999, bear interest at the prime rate (7.75% as of June 30, 1999), and will be due December 31, 2000.

     On October 7, 1998, the Company entered into an additional $25 million funding arrangement with Michael Jaharis. Effective March 1, 1999, Mr. Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Borrowings under the Supplemental Funding Arrangement totaled $11 million as of June 30, 1999. Kos expects that the terms of the Supplemental Funding Arrangement will require the Company to pledge all of its assets and pay interest at the prime rate. Kos also expects that borrowings under the Supplemental Funding Arrangement will be convertible into shares of the Company's Common Stock at the average closing market price of such stock for the 30 business days preceding the date of the first draw. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Company's ability to borrow funds under the Supplemental Funding Arrangement will be subject to certain conditions, including that at any time during the term of the Supplemental Funding Arrangement (i) the death of the lender shall not have occurred; (ii) no material adverse change in the business or financial operations or condition of the Company or in its senior management will occur; and (iii) the lender's ownership percentage of the Company remains greater than 40%. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Funding Arrangement at the time that any funding request is made. The Supplemental Funding Arrangement will mature on December 31, 2003.

     Interest expense under the Credit Facility and Supplemental Funding Arrangement totaled $0.7 million for the three months ended June 30, 1999. Accrued interest payable under the Supplemental Funding Arrangement totaled $0.2 million as of June 30, 1999.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 1999, the Company had accumulated a deficit from operations of $216.4 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

RESULTS OF OPERATIONS

       SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     The Company recorded net sales of $12.8 million for the six months ended June 30, 1999, compared with $3.8 million for the same period in 1998. Cost of sales was $2.2 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively, resulting in 82% and 72% gross margins for the respective periods. The higher gross margin in 1999 was attributable to lower unabsorbed overhead costs resulting from higher NIASPAN production during that period.

     The Company's research and development expenses decreased to $13.6 million for the six months ended June 30, 1999, from $14.5 million for the six months ended June 30, 1998. The reduced expenses related primarily to decreases of $1.7 million in medical education programs in support of NIASPAN, of $0.9 million in development costs paid to third parties, and of $0.7 million in formulation development costs of the Company's NICOSTATIN product and other products under development. These decreases were partially offset by increases of $2.4 million in clinical trials costs principally associated with the Company's NICOSTATIN product.

     Selling, general and administrative expenses decreased to $27.3 million for the six months ended June 30, 1999, from $29 million for the six months ended June 30, 1998. Selling expenses decreased $2.7 million primarily as a result of the absence of $5 million in marketing program costs incurred during the 1998 period directly associated with the launch of NIASPAN. This decrease was partially offset by increases of $2.3 million in personnel and personnel related costs as a result of the full impact of the presence, during the 1999 period, of the Company's expanded sales and marketing organization. General and administrative costs increased $1.1 million during the 1999 period, primarily as a result of increases of $0.5 million in royalty expenses for the Company's NIASPAN product and of other expenses associated with the expanded activities of the Company.

     The Company received $65.9 million in net proceeds from its IPO and $43.3 million in net proceeds from a follow-on offering of its Common Stock, completed in October 1997, after deducting expenses of both offerings. The remaining net proceeds from the follow-on offering, along with other cash balances, totaling $30.9 million as of June 30, 1998, were invested primarily in U.S. Treasury and highly-rated corporate debt securities. The Company recorded $1.4 million of interest income for the six months ended June 30, 1998.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million as of June 30, 1999, bear interest at the prime rate (7.75% as of June 30, 1999), and will be due December 31, 2000.

     On October 7, 1998, the Company entered into an additional $25 million funding arrangement with Michael Jaharis. Effective March 1, 1999, Mr. Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Borrowings under the Supplemental Funding Arrangement totaled $11 million as of June 30, 1999. The Company anticipates that borrowings made under the Supplemental Funding Arrangement will bear interest at the prime rate.

     Interest expense under the Credit Facility and Supplemental Funding Arrangement totaled $1 million for the six months ended June 30, 1999.

     The Company incurred a net loss of $31.3 million for the six months ended June 30, 1999, compared with a net loss of $39.4 million for the six months ended June 30, 1998.

       THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     The Company recorded net sales of $7.3 million for the three months ended March 31, 1999, compared with $2.8 million for the same period in 1998. Cost of sales was $1.2 million and $0.8 million for the three months ended June 30, 1999 and 1998, respectively, resulting in 84% and 70% gross margins for the respective periods. The higher gross margin in 1999 was attributable to lower unabsorbed overhead costs resulting from higher NIASPAN production during that period.

     The Company's research and development expenses decreased to $7.3 million for the three months ended June 30, 1999, from $7.5 million for the three months ended June 30, 1998. The reduced expenses related primarily to decreases of $1 million in formulation development costs of the Company's NICOSTATIN product and other products under development, of $0.7 million in development costs paid to third parties, and of $0.2 million in medical education programs in support of NIASPAN. These decreases were partially offset by increases of $1.8 million in clinical trials costs principally associated with the Company's NICOSTATIN product.

     Selling, general and administrative expenses decreased to $14.2 million for the three months ended June 30, 1999, from $17.1 million for the three months ended June 30, 1998. Selling expenses decreased $3.3 million, primarily as a result of the absence of $2.8 million in marketing program costs incurred during the 1998 period directly associated with the launch of NIASPAN and of $0.4 million in recruiting costs incurred during the 1998 period in connection with the expansion of the Company's sales force. General and administrative costs increased $0.5 million during the 1999 period, primarily as a result of increases of $0.3 million in royalty expenses for the Company's NIASPAN product and of other expenses associated with the expanded activities of the Company.

     Interest income from investments in U.S. Treasury and highly-rated corporate debt securities totaled $0.6 million for the three months ended June 30, 1998. Interest expense under the Credit Facility and the Supplemental Funding Arrangement, absent during the three months ended June 30, 1998, totaled $0.7 million during the three months ended June 30, 1999.

     The Company incurred a net loss of $16.1 million for the three months ended June 30, 1999, compared with a net loss of $22.1 million for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents totaling $5.2 million and had a working capital deficiency of $1.1 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of June 30, 1999, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $11.3 million. During the six months ended June 30, 1999, the Company spent $0.7 million in capital expenditures. The Company expects to spend no more than $2.2 million in capital expenditures during the remainder of the year ending December 31, 1999.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million as of June 30, 1999, bear interest at the prime rate (7.75% as of June 30, 1999), and will be due December 31, 2000.

     On October 7, 1998, the Company entered into an additional $25 million funding arrangement with Michael Jaharis. Effective March 1, 1999, Mr. Jaharis agreed to increase the amount available to the Company under the October 7, 1998, funding arrangement to an aggregate of $50 million (as amended, the "Supplemental Funding Arrangement"). Borrowings under the Supplemental Funding Arrangement totaled $11 million as of June 30, 1999. Kos expects that the terms of the Supplemental Funding Arrangement will require the Company to pledge all of its assets and pay interest at the prime rate. Kos also expects that borrowings under the Supplemental Funding Arrangement will be convertible into shares of the Company's Common Stock at the average closing market price of such stock for the 30 business days preceding the date of the first draw. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Company's ability to borrow funds under the Supplemental Funding Arrangement will be subject to certain conditions, including that at any time during the term of the Supplemental Funding Arrangement (i) the death of the lender shall not have occurred; (ii) no material adverse change in the business or financial operations or condition of the Company or in its senior management will occur; and (iii) the lender's ownership percentage of the Company remains greater than 40%. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Funding Arrangement at the time that any funding request is made. The Supplemental Funding Arrangement will mature on December 31, 2003.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility and the Supplemental Funding Arrangement, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its NIASPAN product. Further, during this period, the

Company's ability to fund its operating requirements may be affected by its ability to reduce its operating expenses and license or co-market NIASPAN and other cardiovascular products. The Company's failure to generate substantial growth in the sales of NIASPAN, reduce operating expenses, enter into a license or co-marketing agreement, or meet the conditions necessary for the Company to obtain funding under the Supplemental Funding Arrangement, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities, each of which would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

           FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the NIASPAN product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the NIASPAN product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999, under the caption "Forward-Looking Information: Certain Cautionary Statements".

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserted, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit related principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint sought unspecified damages and costs, including attorneys' fees and costs and expenses. Upon motion by the Company, the case was transferred to the United States District Court for the Southern District of Florida. The Company and the individual Kos defendants filed a motion to dismiss the complaint on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal, on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 15, 1999, the Company held its 1999 Annual Meeting of Shareholders in Coral Gables, Florida. Only holders of record of Common Stock on March 1, 1999 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 17,731,504 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

PROPOSAL 1:       To elect eight directors of the Company to serve until the
                  2000 Annual Meeting of Shareholders and until their successors have been elected and qualified.

     Set forth below is information regarding the shares of Common Stock voted in the election of the eight directors.

                  NAME                          FOR        AGAINST    WITHHELD
                  ----                          ---        -------    --------
                  Michael Jaharis            15,880,387     39,143      None
                  Daniel M. Bell             15,880,587     38,943      None
                  Robert E. Baldini          15,880,587     38,943      None
                  John Brademas              15,880,587     38,943      None
                  Steven Jaharis             15,880,386     39,144      None
                  Louis C. Lasagna           15,880,587     38,943      None
                  Mark Novitch               15,880,587     38,943      None
                  Frederick B. Whittemore    15,880,586     38,944      None

PROPOSAL 2:       To approve the Company's 1999 Employee Stock Purchase Plan

     Set forth below is information regarding the shares of Common Stock voted to approve the Company's 1999 Employee Stock Purchase Plan.

                  Votes FOR           15,730,378
                  Votes AGAINST          164,643
                  Votes WITHHELD          24,509

PROPOSAL 3:       To ratify the appointment of Arthur Andersen LLP as the
                  Company's independent certified public accountants for the fiscal year ending December 31, 1999.

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

                  Votes FOR           15,881,855
                  Votes AGAINST           14,701
                  Votes WITHHELD          22,974

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

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

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

                                          KOS PHARMACEUTICALS, INC.

Date:    August 12, 1999                  By:  /s/ DANIEL M. BELL
                                               ------------------------------
                                               Daniel M. Bell, President and
                                                  Chief Executive Officer

Date:    August 12, 1999                  By:  /s/ JUAN F. RODRIGUEZ
                                               ------------------------------
                                               Juan F. Rodriguez, Controller
                                                  (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
  27             Financial Data Schedule