Form 10-Q
period 1999-09-30
KOS PHARMACEUTICALS INC
filed 1999-11-12
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at October 29, 1999
         -----                                   -------------------------------
Common Stock, par value $.01 per share                    17,928,945

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and December 31, 1998...........................         2

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 (unaudited)
         and 1998 (unaudited)........................................         3

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1999 (unaudited) and 1998
         (unaudited).................................................         4

         Notes to Condensed Consolidated Financial Statements
         (unaudited).................................................         5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................         7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..        16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................         17

Item 6 -  Exhibits and Reports on Form 8-K..........................         18

----------
Niaspan/registered mark/ and Nicostatin/registered trademark/ are trademarks of Kos Pharmaceuticals, Inc. Mavik/registered mark/ and Tarka/registered mark/ are trademarks of Knoll Pharmaceutical Company.

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                     September 30,    December 31,
                                                                         1999             1998
                                                                     -----------      ------------
                                                                     (Unaudited)


ASSETS
Current Assets:
   Cash and cash equivalents ....................................     $   5,302      $   4,879
   Trade accounts receivable, net ...............................         3,751          2,017
   Inventories ..................................................         1,482          1,312
   Prepaid expenses and other current assets ....................         3,485          1,326
                                                                      ---------      ---------
       Total current assets .....................................        14,020          9,534

Fixed Assets, net ...............................................        10,764         12,019
Other Assets ....................................................            17             17
                                                                      ---------      ---------
       Total assets .............................................     $  24,801      $  21,570
                                                                      =========      =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable .............................................     $   3,597      $   4,333
   Accrued expenses .............................................        11,309          8,196
   Capital lease obligations ....................................           146            141
                                                                      ---------      ---------
       Total current liabilities ................................        15,052         12,670
                                                                      ---------      ---------
Notes Payable to Shareholder ....................................        53,000          9,000
Capital Lease Obligations, net of current portion ...............           128            238

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,            --             --
     none issued and outstanding
   Common stock, $.01 par value, 50,000,000 shares authorized,
     17,918,884 and 17,720,270 shares issued and outstanding as of September 30, 1999 (unaudited) and December 31, 1998,
     respectively ...............................................           179            177
   Additional paid-in capital ...................................       185,730        184,599
   Accumulated deficit ..........................................      (229,288)      (185,114)
                                                                      ---------      ---------
       Total shareholders' deficit ..............................       (43,379)          (338)
                                                                      ---------      ---------
       Total liabilities and shareholders' deficit ..............     $  24,801      $  21,570
                                                                      =========      =========


   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                        Three Months                Nine Months
                                                            Ended                      Ended
                                                        September 30,               September 30,
                                                   ----------------------      ----------------------
                                                     1999        1998           1999          1998
                                                   --------      --------      --------      --------
                                                        (Unaudited)                 (Unaudited)

Revenues......................................     $ 10,249      $  4,266      $ 23,005      $  8,073
Cost of sales ................................        1,386         1,172         3,627         2,225
                                                   --------      --------      --------      --------
                                                      8,863         3,094        19,378         5,848
                                                   --------      --------      --------      --------
Operating Expenses:
   Research and development ..................        6,513         6,840        20,073        21,335
   Selling, general and administrative .......       14,294        15,891        41,643        44,909
                                                   --------      --------      --------      --------
       Total operating expenses ..............       20,807        22,731        61,716        66,244
                                                   --------      --------      --------      --------
Loss from operations .........................      (11,944)      (19,637)      (42,338)      (60,396)
                                                   --------      --------      --------      --------
Other Expense (Income):
   Other income ..............................           (8)          (13)          (13)          (12)
   Interest income, net ......................          (50)         (315)         (145)       (1,714)
   Interest expense-related parties ..........          976            --         1,994            --
                                                   --------      --------      --------      --------
       Total other expense (income) ..........          918          (328)        1,836        (1,726)
                                                   --------      --------      --------      --------
       Net loss ..............................     $(12,862)     $(19,309)     $(44,174)     $(58,670)
                                                   ========      ========      ========      ========


Net loss per share, basic and diluted ........     $  (0.72)     $  (1.09)     $  (2.48)     $  (3.34)

Weighted average shares of Common
  Stock outstanding ..........................       17,889        17,713        17,809        17,547
Common Stock options outstanding (not included
  in the calculation of diluted loss per share
  as their impact would be antidilutive) .....        2,967         2,549         2,967         2,549


   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  -----------------------
                                                                                    1999          1998
                                                                                  --------      --------
                                                                                       (Unaudited)

Cash Flows from Operating Activities:
  Net loss ..................................................................     $(44,174)     $(58,670)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................        2,238         1,614
      Loss (Gain) from disposal of fixed assets .............................          (13)          (12)
      Common Stock contributed to employee benefits plan ....................          442            --
      Cost of stock options issued to non-employees .........................          300           206
      Provision for inventory obsolescence ..................................          843           210
      Changes in operating assets and liabilities:
        Trade accounts receivable, net ......................................       (1,734)           37
        Inventories .........................................................       (1,013)        1,834
        Prepaid expenses and other current assets ...........................       (2,159)          879
        Other assets ........................................................           --            15
        Accounts payable ....................................................         (736)         (395)
        Accrued expenses ....................................................        3,113         1,418
                                                                                  --------      --------
               Net cash used in operating activities ........................      (42,893)      (52,864)
                                                                                  --------      --------

Cash Flows from Investing Activities:
  Sales of marketable securities ............................................           --        30,854
  Capital expenditures ......................................................         (970)       (6,144)
                                                                                  --------      --------
               Net cash (used in) provided by investing activities ..........         (970)       24,710
                                                                                  --------      --------

Cash Flows from Financing Activities:
  Proceeds from Common Stock issued under employee stock purchase plan.......          272            --
  Net proceeds from exercise of stock options ...............................          119           520
  Payments under capital lease obligations ..................................         (105)          (28)
  Borrowings under Notes Payable to Shareholder .............................       44,000            --
                                                                                  --------      --------
               Net cash provided by financing activities ....................       44,286           492
                                                                                  --------      --------
               Net increase (decrease) in cash and ..........................          423       (27,662)
                cash equivalents

Cash and cash equivalents, beginning of period ..............................        4,879        39,502
                                                                                  --------      --------

Cash and cash equivalents, end of period ....................................     $  5,302      $ 11,840
                                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

         The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine month period ended September 30, 1999, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 1999. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2. Recent Accounting Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ended after June 15, 1999. The Company adopted SFAS 133 effective June 30, 1998, however, the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3. Inventories

   Inventories consist of the following:

                                September   December
                                 30, 1999   31, 1998
                                 ------     -------
                                   (in thousands)

Raw materials ...............    $  216     $  251
Work in process..............       805        847
Finished goods...............       461        214
                                 ------     -------
            Total............    $1,482     $1,312
                                 ======     ======

4. Notes Payable to Shareholder

         On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million as of September 30, 1999, bear interest at the prime rate (8.25% as of September 30, 1999), and will be due December 31, 2000.

         On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $23 million as of September 30, 1999. Under the terms of the Supplemental Credit Facility, the Company has pledged all of its assets to Mr. Jaharis as collateral for borrowings under the Credit Facility and the Supplemental Credit Facility, and will pay interest at the prime rate (8.25% as of September 30, 1999) on a monthly basis. Borrowings under the Supplemental Credit Facility are convertible into shares of the Company's Common Stock at $4.91, the average closing market price of the Company's Common Stock for the 30 business days preceding the date of the first funding request made under the Supplemental Credit Facility. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Credit Facility into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Company's ability to borrow funds under the Supplemental Credit Facility is subject to certain conditions, including that at any time during the term of the Supplemental Credit Facility (i) the death of the lender shall not have occurred; (ii) no material adverse change in the business or financial operations or condition of the Company or in its senior management will occur; and (iii) the lender's ownership percentage of the Company remains greater than 40%. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Credit Facility at the time that any funding request is made. Amounts owed under the Supplemental Credit Facility will mature on December 31, 2003.

         Interest expense under the Credit Facility and Supplemental Credit Facility totaled approximately $1 million for the three months ended September 30, 1999. Accrued interest payable under these facilities totaled $0.3 million as of September 30, 1999.

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

         On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through September 30, 1999, the Company had accumulated a deficit from operations of $229 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

Results of Operations

     Nine Months Ended September 30, 1999 and 1998

         The Company's revenues increased to $23 million for the nine months ended September 30, 1999, from $8.1 million for the same period in 1998. This increase was attributable to a growth of $13.2 million in net sales of the Company's Niaspan product and to the presence of $1.7 million in co-promotion revenue resulting from the Company's July 22, 1999, co-promotion collaboration agreement with Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion and marketing of Knoll's Mavik/registered mark/ and Tarka/registered mark/ products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives co-promotion revenue from Knoll upon the achievement of specific Mavik/registered mark/ and Tarka/registered mark/ sales levels.

         Cost of sales was $3.6 million and $2.2 million for the nine months ended September 30, 1999 and 1998, respectively. The higher cost of sales in 1999 was attributable to higher Niaspan sales during the period.

         The Company's research and development expenses decreased to $20.1 million for the nine months ended September 30, 1999, from $21.3 million for the nine months ended September 30, 1998. The reduced expenses related primarily to decreases of $1.6 million in medical education programs in support of Niaspan, of $1.4 million in formulation development costs of the Company's Nicostatin product and other products under development, and of $1.1 million in development costs paid to third parties. These decreases were partially offset by increases of $3.6 million in the costs of clinical trials principally associated with the Company's Nicostatin product.

         Selling, general and administrative expenses decreased to $41.6 million for the nine months ended September 30, 1999, from $44.9 million for the nine months ended September 30, 1998. Selling expenses decreased $4.6 million primarily as a result of the absence of $6.6 million in marketing program costs incurred during the 1998 period directly associated with the launch of Niaspan. This decrease was partially offset by the presence of $1.6 million in Mavik/registered mark/ and Tarka/registered mark/ marketing expenses, and by an increase of $1 million in personnel and personnel related costs as a result of the full impact of the presence, during the 1999 period, of the Company's expanded sales and marketing organization. General and administrative costs increased $1.3 million during the 1999 period primarily as a result of increases of $0.8 million in royalty expenses for the Company's Niaspan product and of other expenses associated with the expanded activities of the Company.

         During 1997, the Company received $65.9 million in net proceeds from its March IPO and $43.3 million in net proceeds from an October follow-on offering of its Common Stock. As of September 30, 1998, the remaining net proceeds from these offerings totaled $11.9 million and, along with other cash balances, were invested primarily in U.S. Treasury and highly-rated corporate debt securities. The Company recorded $1.7 million of interest income for the nine months ended September 30, 1998, as a result of these investments.

         On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million as of September 30, 1999, bear interest at the prime rate (8.25% as of September 30, 1999), and will be due December 31, 2000.

         On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled

         $23 million as of September 30, 1999. Borrowings made under the Supplemental Credit Facility bear interest at the prime rate (8.25% as of September 30, 1999), are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

         Interest expense under the Credit Facility and Supplemental Credit Facility totaled approximately $2 million for the nine months ended September 30, 1999.

         The Company incurred a net loss of $44.2 million for the nine months ended September 30, 1999, compared with a net loss of $58.7 million for the nine months ended September 30, 1998.

       Three Months Ended September 30, 1999 and 1998

         The Company's revenues increased to $10.2 million for the three months ended September 30, 1999, from $4.3 million for the three months ended September 30, 1998. This increase was attributable to a growth of $4.2 million in net sales of the Company's Niaspan product and to the presence of $1.7 million in co-promotion revenue as a result of the Knoll Agreement.

         Cost of sales was $1.4 million and $1.2 million for the three months ended September 30, 1999 and 1998, respectively. The higher cost of sales in 1999 was attributable to higher Niaspan sales during the period.

         The Company's research and development expenses decreased slightly to $6.5 million for the three months ended September 30, 1999, from $6.8 million for the three months ended September 30, 1998. The reduced expenses related primarily to decreases of $0.8 million in formulation development costs of the Company's Nicostatin product and other products under development, of $0.4 million in medical educational programs in support of Niaspan, and $0.6 million in various other research and development expenses. These decreases were partially offset by increases of $1.5 million in the costs of clinical trials principally associated with the Company's Nicostatin product.

         Selling, general and administrative expenses decreased to $14.3 million for the three months ended September 30, 1999, from $15.9 million for the three months ended September 30, 1998. Selling expenses decreased $1.8 million, primarily as a result of the absence of $1.9 million in marketing program costs incurred during the 1998 period directly associated with the launch of Niaspan, and of $1.2 million in employee and employee related costs incurred during the 1998 period in connection with the expansion of the Company's sales force. This decrease was partially offset by the presence during the 1999 period of $1.6 million in Mavik/registered mark/ and Tarka/registered mark/ marketing expenses. General and administrative costs increased $0.3 million during the 1999 period, primarily as a result of an increase of $0.3 million in royalty expenses for the Company's Niaspan product.

     Interest income from investments in U.S. Treasury and highly-rated corporate debt securities totaled $0.3 million for the three months ended September 30, 1998. Interest expense under the Credit Facility and the Supplemental Credit Facility, absent during the three months ended September 30, 1998, totaled approximately $1 million during the three months ended September 30, 1999.

         The Company incurred a net loss of $12.9 million for the three months ended September 30, 1999, compared with a net loss of $19.3 million for the three months ended September 30, 1998.

Liquidity and Capital Resources

         At September 30, 1999, the Company had cash and cash equivalents totaling $5.3 million and had a working capital deficiency of $1 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of September 30, 1999, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $10.8 million. During the nine months ended September 30, 1999, the Company spent $1 million in capital expenditures. The Company expects to spend no more than $1 million in capital expenditures during the remainder of the year ending December 31, 1999.

         On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million as of September 30, 1999, bear interest at the prime rate (8.25% as of September 30, 1999), and will be due December 31, 2000.

         On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $23 million as of September 30, 1999. Under the terms of the Supplemental Credit Facility, the Company has pledged all of its assets to Mr. Jaharis as collateral for borrowings under the Credit Facility and the Supplemental Credit Facility, and will pay interest at the prime rate (8.25% as of September 30, 1999) on a monthly basis. Borrowings under the Supplemental Credit Facility are convertible into shares of the Company's Common Stock at $4.91, the average closing market price of the Company's Common Stock for the 30 business days preceding the date of the first funding request made under the Supplemental Credit Facility. The conversion of amounts borrowed from Mr. Jaharis under the Supplemental Credit facility into shares of the Company's Common Stock will result in dilution to existing shareholders of the Company. The Company's ability to borrow funds under the Supplemental Credit Facility is subject to certain conditions, including that at any time during the term of the Supplemental Credit Facility (i) the death of the lender shall not have occurred; (ii) no material adverse change in the business or financial operations or condition of the Company or in its senior management will occur; and (iii) the lender's ownership percentage of the Company remains greater than 40%. There can be no assurance, however, that the Company will be able to satisfy all of the conditions of the Supplemental Credit Facility at the time that any funding request is made. The Supplemental Credit Facility will mature on December 31, 2003.

         Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility and the Supplemental Credit Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its Niaspan product, and by its ability to reduce operating expenses and license or co-market Niaspan and other cardiovascular products. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, enter into a license or co-marketing agreement, or meet the conditions necessary for the Company to obtain funding under the Supplemental Credit Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities, each of which would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

Contingencies

         The Company has performed an assessment of the impact of the "Year 2000 Issue" on its reporting systems and operations. The "Year 2000 Issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, some date sensitive systems may recognize the year 2000 as 1900, or not at all. To date, the Company has incurred minimal costs related to its assessment of the "Year 2000 Issue" and with the modification of affected internal systems. Based on the Company's assessment, it believes that its accounting and other critical operational systems substantially avoid the "Year 2000 Issue", thereby enabling it to properly process vital financial and operational information.

     The Company has implemented a Year 2000 readiness program with the objective of having all of the Company's systems functioning properly with respect to the "Year 2000 Issue". The first component of the Company's readiness program was to identify the internal systems of the Company that are susceptible to system failures or processing errors as a result of the "Year 2000 Issue". This effort has been completed. The Company believes that it has identified the systems that may require remediation or replacement. Those systems considered most critical to continuing operations have been remediated.

         The second component of the Company's Year 2000 readiness program involves the actual remediation and replacement of affected systems. The Company has used both internal and external resources for this process. Systems ranked highest in priority, such as the Company's corporate accounting software, have been remediated or replaced. Other systems identified by the Company as being susceptible to failure as a result of the "Year 2000 Issue" have been either remediated or replaced or are scheduled for remediation or replacement.

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

         Consequently, despite the Company's continuing focus on solutions for Year 2000 issues and its current expectations that it will be Year 2000 compliant in a timely manner, there can be no assurance that the Company will not experience material disruptions in its business operations resulting from the "Year 2000 Issue". Accordingly, the Company has established, concurrently with the Year 2000 readiness measures described above, an internal Year 2000 project team whose mission is to develop contingency plans intended to mitigate the possible disruption in business operations that may result from the "Year 2000 Issue". The Company's Year 2000 project team has developed such contingency plans, which focus primarily on resolving Year 2000 issues encountered in the Company's business dealings with customers and significant vendors. In the event the Company's suppliers or customers experience system failures due to the "Year 2000 Issue", the Company may, if necessary, attempt to resource its materials and redirect its sales to Year 2000 compliant third parties.

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

           FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the Niaspan product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the Niaspan product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, under the caption "Forward-Looking
Information: Certain Cautionary Statements".

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     4.2**         Form of Common Stock certificate of the Company.

    10.1/dagger/   Co-promotion Collaboration Agreement dated July 22, 1999,
                   between the Company and Knoll Pharmaceutical Company.

    10.2 Supplemental Credit Facility dated September 1, 1999, between the Company and Michael Jaharis.

    10.3 Amended and Restated Registration Rights Agreement effective as of September 1, 1999, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

    10.4 Security Agreement dated September 1, 1999, by and between the Company and Michael Jaharis.

    27             Financial Data Schedule.

    (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

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

/Dagger/ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KOS PHARMACEUTICALS, INC.

Date:    November 12, 1999              By:  /s/ Daniel M. Bell
                                             -----------------------------
                                             Daniel M. Bell, President and
                                             Chief Executive Officer

Date:    November 12, 1999              By:  /s/ Juan F. Rodriguez
                                             -----------------------------
                                             Juan F. Rodriguez, Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

 10.1 Co-promotion Collaboration Agreement dated July 22, 1999, between the Company and Knoll Pharmaceutical Company.

 10.2 Revolving Credit and Loan Agreement dated September 1, 1999, between the Company and Michael Jaharis.

 10.3 Amended and Restated Registration Rights Agreement effective as of September 1, 1999, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

 10.4 Security Agreement dated September 1, 1999, by and between the Company and Michael Jaharis.

 27           Financial Data Schedule