Form 10-K
period 1999-12-31
KOS PHARMACEUTICALS INC
filed 2000-03-23
CIK 1018952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                          Common Stock, $.01 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __[X]__ No _____


     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 25, 2000: $150,318,771.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 25, 2000: 18,162,217.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

Item 1.     Business.......................................................... 1

Item 2.     Properties........................................................12

Item 3.     Legal Proceedings.................................................12

Item 4.     Submission of Matters to a Vote of Securities Holders.............12



PART II

Item 5.     Market for the Company's Common Stock and Related Shareholder
            Matters...........................................................13

Item 6.     Selected Consolidated Financial Data..............................14

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................15

            Forward-Looking Information: Certain Cautionary Statements........20

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk........29

Item 8.     Consolidated Financial Statements and Supplementary Data..........29

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures.............................................50



PART III    ..................................................................51



PART IV

Item 14.    Exhibits, Financial Schedules and Reports on Form 8-K.............52



Signatures  ..................................................................55



NIASPAN/registered mark/ and NICOSTATIN/trademark/ are trademarks of Kos Pharmaceuticals, Inc. HEART ALLIANCE/service mark/ is a service mark of Kos Pharmaceuticals, Inc.
MAVIK/registered mark/ and TARKA/registered mark/ are trademarks of Knoll Pharmaceutical Company.

                                     PART I

ITEM 1.  BUSINESS

     Kos Pharmaceuticals, Inc. ("Kos" or the "Company") is a fully-integrated specialty pharmaceutical company engaged in the development of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. The Company manufactures its lead product, NIASPAN/registered mark/, and markets such product directly through its own specialty sales force. Additionally, the Company markets two complementary anti-hypertensive products, MAVIK/registered mark/ AND TARKA/registered mark/, through a co-promotion alliance with Knoll Pharmaceutical Company. The Company's cardiovascular products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company's respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company's proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced harmful side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over such currently existing products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities ("NCEs"), may reduce regulatory and development risks and, in addition, may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. All of the Company's products currently under development require new drug application ("NDA") filings with the U.S. Food and Drug Administration ("FDA"). Although such NDA filings are more expensive and time consuming, developing products that require NDA approval offers several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

     The principal elements of the Company's business strategy are as follows:
(i) select products with unrealized commercial potential where safety or patient compliance may be improved; (ii) focus on the large, rapidly growing cardiovascular and respiratory markets, which include many chronic diseases requiring long-term therapy; (iii) develop proprietary formulations of currently approved pharmaceutical compounds; (iv) manage internally the clinical development of its products; (v) manufacture its products internally; (vi) market its products directly through the Company's specialty sales force; and
(vii) leverage its core competencies through corporate and academic alliances.

     The Company's predecessor, Kos Holdings, Inc. ("Holdings"), which was previously named Kos Pharmaceuticals, Inc., was incorporated in Florida on July 1, 1988. On June 25, 1996, Kos (named for the Greek island where Hippocrates founded the science of medicine) was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets (except for certain net operating loss carry-forwards) and all of the liabilities of Holdings were transferred to the Company in exchange for shares of Common Stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating loss carry-forwards and related tax benefits for Holdings. As a result, the Company had no tax assets or liabilities as of June 30, 1996. Kos Investments, Inc. ("Investments") is the sole shareholder of Holdings. Investments is controlled by, and serves as an investment vehicle for, Michael Jaharis, one of the Company's founders and its Chairman. All references in this 10-K to the Company include its wholly owned subsidiaries, Aeropharm Technology, Inc. ("Aeropharm"), IEP Pharmaceutical Devices, Inc. ("IEP"), and the business and operations of Holdings until June 30, 1996. The Company's principal executive offices are located at 1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131, and its telephone number is (305) 577-3464.

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

     Niacin, the active ingredient in NIASPAN, is a water soluble vitamin long recognized by the National Institutes of Health ("NIH") and the American Heart Association ("AHA") as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein ("LDL") or "bad" cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein ("HDL") or "good" cholesterol. Based principally on the results of Kos clinical studies evaluating NIASPAN, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, NIASPAN is indicated for the following: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) reduce very high serum triglycerides; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iv) reduce recurrent nonfatal myocardial infarction; and (v) promote the regression or slow the progression of atherosclerosis when combined with bile-binding resins. In addition, NIASPAN'S prescribing information references NIASPAN'S ability to significantly reduce lipoprotein (a) ["Lp(a)"], which is an independent risk factor for coronary heart disease ("CHD").

     During the past five years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in about a 30% reduction in nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite the significant reduction in LDL cholesterol levels, about 70% of cardiac events were not avoided when compared with placebo -- suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Additionally, a landmark long-term clinical outcome study known as the HDL Intervention Trial ("HIT"), which was published in the August 5 issue of THE NEW ENGLAND JOURNAL OF MEDICINE, showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality. Specifically, the HIT results showed that even a 6% increase in HDL resulted in a 26% reduction in the incidence of CHD-death and nonfatal heart attacks and a 26% reduction in stroke in patients with CHD who had depressed levels of HDL, but normal levels of LDL and triglycerides.

     The results from HIT are consistent with conclusions from previous epidemiological studies demonstrating that for each 1% increase in HDL cholesterol, the risk of developing CHD decreases by 2% to 3%, whereas a 1% decrease in LDL cholesterol results in only a 1% decrease in CHD risk. Consequently, agents that further increase HDL cholesterol could potentially improve the benefits with respect to morbidity and mortality. NIASPAN is the most potent new drug on the market for raising HDL cholesterol.

     NIASPAN's potency for raising HDL cholesterol was observed in a double-blinded, well-controlled clinical study was conducted comparing the effects of NIASPAN with gemfibrozil, the drug tested in the HIT study, in patients having low HDL as their only lipid abnormality. The results from this study showed that NIASPAN was twice as effective as gemfibrozil in raising HDL cholesterol and four times more effective in raising LP-AI, a subfraction of HDL that is thought to be cardio-protective. Additionally, NIASPAN significantly reduced triglycerides and also lowered LDL cholesterol, while gemfibrozil reduced triglycerides somewhat more than NIAPAN but significantly raised LDL cholesterol by 9%. The Company believes that NIASPAN generates the optimal blend of improving the major lipid components that contribute to coronary heart disease.

     The Company markets NIASPAN directly to specialist physicians within the cardiovascular market who specialize in treating patients with CHD and who are among the leading prescribers of lipid-altering medications. Such "lipid-management specialists," consist principally of cardiologists, endocrinologists, and internists. Of the 14 million Americans who are estimated by the AHA to have CHD, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. About 60% of patients with CHD have two or more lipid disorders. The Company believes that patients with low HDL or multiple lipid disorders would benefit from NIASPAN therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or "statin," to reduce LDL combined with NIASPAN to raise HDL, lower triglycerides, and enhance the statin's LDL efficacy. Since the launch of NIASPAN, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. More than 80% of the 10,000 cardiologists who have been detailed on NIASPAN since its launch have begun to prescribe NIASPAN, and more than 50,000 physicians have prescribed NIASPAN at least once.

     As a result of the stronger NIASPAN adoption rate by cardiologists and other specialist physicians, in 1999, Kos refined its physician calling list to include twice as many cardiologists and it increased the number of endocrinologists, internists and generalists who specialize in cardiology. In total, the list consists of about 27,000 physicians who treat patients who have had a coronary event such as a myocardial infarction or angina. Such physicians are receptive to prescribing NIASPAN because of NIASPAN's effectiveness in modulating other critical lipid fractions in addition to LDL -- such as HDL, triglycerides, and Lp(a) -- which typically afflict patients with CHD.

     In connection with the more focused physician calling list, Kos increased the call frequency to this physician universe to about once a month. As a result, the Company believes that physicians who may not have been frequently detailed prior to 1999 will begin to understand the features and benefits of NIASPAN and increasingly prescribe the product. An analysis of prescribing patterns reveals that physicians typically require at least 12 calls before they begin to adopt NIASPAN broadly in their practice. Consequently, Kos expects prescribing activity from the newly refined physician list to show dividends in 2000 and beyond.

     In addition to the improved call plan, the Company implemented several other marketing initiatives that are expected to contribute to steady growth of NIASPAN. Specifically, during the first half of 1999, Kos implemented its innovative HEART ALLIANCE/trademark/ patient compliance program. The program is designed to educate patients about the importance of managing cholesterol levels through NIASPAN therapy and ultimately improve patient compliance. The program has yielded strong results not only for improving patient persistency, but also for increasing prescribing frequency among physicians participating in Heart Alliance. For example, initial data from a sample from the greater than 13,000 patients enrolled during 1999, show that 82% of the patients were still taking NIASPAN after six months. These data compare favorably with other published reports of patient persistency for chronic use medications treating asymptomatic diseases, such as lipid disorders. Additionally, physicians who participate in Heart Alliance prescribe 64% more frequently than non-participating physicians. Based on these promising initial results, Kos is expanding the program in 2000 with the objective of enrolling more than 25,000 patients by year-end 2000.

     The Company also began employing a streamlined dosing regimen that includes a 3-day sample pack to initiate NIASPAN therapy. Such samples, which do not require a prescription, were approved by the FDA during the fourth quarter of 1999 and offer a simplified titration schedule. The improved regimen enables patients to continue to take a one-tablet dose for one month as their first prescription dose, followed by two tablets taken for the following month. Previously, three-week NIASPAN sample titration starter packs were given to physicians as a promotional item to start their patients on NIASPAN, which required patients to titrate across three doses during a three-week period. In addition to be being simpler, the 3-day sample pack yields a prescription sooner and costs 67% less than the previously used 21-day sample pack.

     In addition to promoting NIASPAN as the drug of choice to treat low HDL cholesterol and multiple lipid disorders, the Company informs physicians as to the manner in which NIASPAN achieves its safety and efficacy profile. This marketing program is implemented through direct office visits with selected physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of NIASPAN through brochures and the product sample pack. Information delivered by the Company to physicians and patients includes a discussion about the flushing side effects of NIASPAN, including the importance of proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking NIASPAN will flush occasionally, the Company believes that the combination of NIASPAN'S formulation, its dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients. NIASPAN'S dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release niacin.

CO-PROMOTION OF MAVIK/REGISTERED MARK/ AND TARKA/REGISTERED MARK/

     In the second half of 1999, Kos entered into an alliance with Knoll Pharmaceutical Company, the U.S. pharmaceutical unit of BASF Corporation, to co-promote Mavik and Tarka, two anti-hypertensive drugs originally launched by Knoll in 1996. The two products complement NIASPAN because of the high degree of physician overlap that exists for prescribers of cholesterol and anti-hypertensive medications. In this manner, Kos is able leverage its sales force to generate incremental revenue from two additional products without compromising the growth of NIASPAN.

     Under the terms of the arrangement, Kos contributes essentially all of the sales calls and a portion of the promotional spending, while receiving an increasing percentage of revenue based on sales thresholds. The Company began co-promoting Mavik and Tarka in September and recorded $2.7 million of co-promotion revenue in 1999, which was accretive for the year. Since Kos began promoting Knoll's anti-hypertensive products, market share for new prescriptions has increased 13%, reversing a trend of steady market share declines immediately prior to Kos involvement. For the remainder of the five-year term of the co-promotion agreement, Kos expects increasing contributions to operating results as sales for the products continue to grow. Kos and Knoll may elect to continue the arrangement following completion of the term in mid-2004. The patents for Mavik and Tarka expire in 2007 and 2012, respectively.

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

NICOSTATIN

     In addition to NIASPAN, Kos is developing NICOSTATIN, a product that consists of a combination of NIASPAN and a currently marketed statin; it will be used to treat mixed lipid disorders. The NICOSTATIN product will require an NDA. The Company believes that a once-a-night tablet with the combined complementary properties of its NIASPAN product and a statin represents an effective modality for treating patients with mixed lipid disorders. The Company also believes that such a once-a-night product should offer significant improvement in patient compliance compared with taking each product independently under its recommended dosing regimen. The target market for the NICOSTATIN product consists of patients with mixed lipid disorders, including high total and LDL cholesterol with high triglycerides or low HDL cholesterol or both. As of March 1, 2000, the Company completed dosing for all patients enrolled in an open label safety study and two pivotal dosing studies. Additionally, Kos had completed 5 out of 6 bioavailability studies that are required for the NDA submission for Nicostatin. The Company plans to complete the one remaining bioavailability study and begin preparing the NDA for NICOSTATIN during the first half 2000. Kos intends to file the NDA for NICOSTATIN during the second half of 2000.

     Initial results from the open label safety study reveal that NICOSTATIN was well tolerated in patients with dyslipidemia and no cases of serious liver enzyme elevations or myopathy were observed in over 800 patients dosed on the drug. Additionally, for patients on therapy for 16 weeks, NICOSTATIN reduced, on average, LDL cholesterol 47%, decreased triglycerides 42% and increased HDL cholesterol 30%. Additional data for patients on therapy for one year will be presented in March 2000 at the American College of Cardiology meeting in Anaheim, California. The Company expects the one-year data to reveal similar safety and efficacy results. The Company intends to submit several scientific papers covering these and other data generated from its NICOSTATIN clinical development program for publication before or around the time NICOSTATIN is launched.

ISOSORBIDE-5-MONONITRATE

     Kos, in collaboration with Fuisz Technologies, Ltd., which was subsequently acquired by Bioavail Corporation International, has developed a once-a-day, controlled-release, oral, generic version of isosorbide-5-mononitrate ("IS-5-MN") for the prophylactic treatment of angina pectoris. During the first half of 1998, the Company submitted an abbreviated new drug application ("ANDA") to the FDA, which has not yet been approved. Because of the entry of several approved generic equivalents of IS-5-MN, the market opportunity for the Company's IS-5-MN is significantly reduced and does not support selling the product through the Kos sales force. The Company is currently evaluating alternatives for commercializing this product, which may include licensing the product through generic distribution channels.

SOLID-DOSE DRUG DELIVERY SYSTEMS

     During 1999, the Company conducted research on novel solid-dose drug delivery systems. Utilizing the Company's considerable knowledge obtained from formulating both NIASPAN and NICOSTATIN, Kos made progress in developing three innovative solid-dose delivery systems that could be used to formulate a variety of compounds. Kos is currently negotiating to obtain the intellectual property rights to this technology. If obtained, such delivery systems, for which licenses to the patents are currently being negotiated, will enable Kos to formulate both insoluble and soluble compounds for Kos to develop and market or for other parties on a collaborative basis. The Company intends to further refine the solid-dose platforms through formulating several candidate drugs during 2000.

TRIAMCINOLONE AND BUDESONIDE

     Kos is developing a proprietary non-CFC, or environmentally friendly, formulation of triamcinolone to be used with the Company's proprietary breath coordinated inhaler ("BCI"). Triamcinolone is a corticosteroid that is used to treat the underlying inflammation of asthma. This product will require the submission of an NDA. The Company believes that its BCI may improve the coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration. During 1999, the Company continued to accumulate stability data and intends to begin a clinical development of the product upon the establishment of a suitable development partner.

     Kos is also developing a non-CFC formulation of budesonide to be used with one of its two proprietary inhalation devices. Budesonide is a long-acting inhaled steroid for the treatment of asthma. The Kos formulation of budesonide, for which an NDA is required, is currently in development. The Company has decided to pursue the development of budesonide because of its potency and because of favorable market conditions. During 1999, Kos completed formulation development of budesonide and commenced a long-term stability program. Kos intends to complete the development of budesonide through a strategic alliance with a development partner.

PROTEINS AND PEPTIDES

     Leveraging its unique expertise in the area of pressurized metered-dose inhalation ("MDI") devices, Kos has began a protein/peptide formulation development program during 1999. The program consists of formulating several unnamed proteins and delivering such compounds within Kos proprietary, innovative MDI's. The Company expects to generate IN VITRO and IN VIVO pre-clinical data demonstrating the performance and efficacy of delivering such proteins via the lung through Kos MDI's. The Company expects to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis.

METERED-DOSE INHALATION DEVICES AND OTHER DEVICE PRODUCTS

     Another of the Company's proprietary MDI devices, a breath actuated inhaler ("BAI"), operates automatically and is being developed principally to address the difficulties often faced by children and the elderly in taking inhaled medication. The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. At present, the Company intends to use the inhalation dose counter on all of its proprietary inhalation devices.

IEP PHARMACEUTICAL DEVICES, INC.

     In November 1999, Kos acquired substantially all of the assets and intellectual property of IEP Group, Inc. (the "IEP Acquisition") for total consideration of $1.1 million. In connection with this transaction, the Company established IEP Pharmaceutical Devices, Inc. ("IEP") as a wholly-owned subsidiary of Aeropharm and contributed to IEP all of the assets obtained through the IEP Acquisition. IEP is a provider of device engineering and consultation services, principally for the medical device and pharmaceutical industries. Prior to this acquisition, IEP Group, Inc. had contributed to the development of several of Kos MDI devices. Kos completed the IEP acquisition to solidify its position as a full-scale aerosol development source -- with expertise in device engineering, development and device manufacturing. Kos expects to leverage this full range of capabilities to establish future licensing, contract development, or joint-venture opportunities.

LICENSING AND OTHER ACTIVITIES

     The Company is aggressively pursuing collaborative opportunities, including acquiring or licensing the use of selected products and technologies from third parties ("in-licensing"); product co-marketing arrangements; joint ventures; and other strategic alliances. Many existing pharmaceutical products or products currently under development, may be suitable candidates for specialty promotional or co-marketing campaigns. Accordingly, Kos intends to attempt to identify licensing, co-marketing and product acquisition opportunities that can complement the Company's future product portfolio. In situations where third-party drug delivery technologies are complementary to the Company's drug development formulation capabilities, the Company may pursue licensing rights for such technology.

     The Company is also pursuing strategic alliances to license certain of its products and technologies to third parties ("out-licensing"). Specifically, the Company is seeking a suitable co-promotion partner for NIASPAN in the United States and one or more licensees to market NIASPAN for international markets. The Company is also willing to establish one or more corporate alliances to co-promote NICOSTATIN for the U.S. and international markets. Lastly, Kos currently intends to establish strategic alliances with corporate partners with respect to its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to the Company or at all. Further, the Company's inability to enter into any strategic alliance or other collaborative opportunity may have a material adverse effect on the Company's financial position.

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

     The Company has a patent application pending in the U.S. Patent and Trademark Office ("PTO") with claims covering NIASPAN's method of use consistent with its recommended once-a-day dosing regimen. The Company has been notified by the PTO that certain of these claims have been allowed, but none of the claims have yet been issued as a patent. The Company has paid the issue fees for those claims that have been allowed and now awaits to receive from the PTO the assigned patent numbers and dates on which the patents for those allowed claims will issue. The patent examiner has also indicated that it may submit certain claims to the PTO's Board of Interference to determine whether it should declare an interference between such Kos application and a method-of-use patent issued to a privately owned generic manufacturer allegedly claiming the same dosing regimen invention.

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

MARKETING

     Kos intends to market its branded proprietary products through its own specialty sales force. A fundamental element of the Company's product selection strategy is to focus on products where a relatively concentrated group of specialist physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by the Company's products. The Company believes that such specialist physicians will be the most receptive to the patient compliance, safety, or other therapeutic advantages that the Company's products will seek to offer. Accordingly, the Company believes that significant market gains can be achieved with such products through the use of a relatively small, well-trained sales force concentrating its detailing efforts on informing such specialist physicians about the scientific basis for the therapeutic advantages of the Company's products.

     As of February 11, 2000, the Company had a 242-person sales and marketing organization, including in excess of 200 field sales personnel. The majority of the sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing NIASPAN during September 1997. During 1999, Kos streamlined its sales force to increase the focus on high opportunity territories. Additionally, the Company improved its field force management's span of control. The Company intends to leverage its sales force by marketing its future cardiovascular products, if and as they are approved, along with Mavik and Tarka through the co-promotion with Knoll.

MANUFACTURING

     In order to maximize the quality of developed products, assure compliance with regulatory requirements, and minimize costs, the Company intends to manufacture all of its Kos-developed products internally. The Company currently produces NIASPAN at its Hollywood, Florida facility. The Company's Edison, New Jersey, facility will be used to produce NICOSTATIN and is currently configured, and largely equipped, to manufacture both solid-dose and aerosol inhalation products. Although the Company believes that its Edison facility currently operates using current good manufacturing practices as required by the FDA for the manufacture of product to be used in clinical trials, the facility requires inspection and approval by the FDA before the commercial sale of product manufactured at Edison can commence. This approval for the Edison, New Jersey site is expected in 2000. The Company believes that it has sufficient capacity, with limited additional capital outlays, to accommodate sales volume for both solid-dose and aerosol products for the foreseeable future.

     The Company intends to continue to contract the packaging of its solid-dose and anticipated aerosol products to third parties. The Company may begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company's raw materials, including the active ingredients in NIASPAN and NICOSTATIN, are currently obtained from single sources of supply. The Company does not have a contractual supply arrangement with the sole supplier of the active ingredient in Niaspan. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredient in NIASPAN, although an alternate source for at least one such material will not be available because of the supplier's patent rights.

     In 1999, Kos steadily improved its efficiency in manufacturing NIASPAN. Specifically, gross margins increased six percentage points, reaching 85% of net sales by year-end 1999. The Company expects additional improvements in gross margins for NIASPAN as sales volumes increase and more efficient higher yielding manufacturing equipment becomes operational.

COMPETITION

     The Company's product competes with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. The Company estimates that its existing NIASPAN prescriptions account for less than 1.5% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company, including combined field sales forces exceeding 12,000 representatives compared with the Company's 200-person field sales force and may be better equipped to develop, manufacture and market products.

     The Company's cardiovascular and respiratory products, when developed and marketed, will compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States. For example, the Company's triamcinolone and budesonide formulations, if successfully commercialized, each will compete with another triamcinolone and budesonide product, respectively, already being marketed in the United States by much larger companies.

     Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in immediate-release form, for treatment of hyperlipidemia. The Company believes that a generic manufacturer has performed at least one early-stage clinical study using niacin as a once-a-day treatment for lipid-altering, and such manufacturer may be pursuing an NDA for such product. Further, the Company's NIASPAN product will compete with many existing lipid-altering medications, which currently account for more than 90% of the lipid-altering market.

GOVERNMENT REGULATION

     The development, manufacture and potential sales of prescription pharmaceutical products are subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous pre-clinical and clinical testing and to other approval and post-approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries. The FDA regulates all aspects of a product's testing, labeling, promotion, and manufacture, and can impose substantial restrictions on these activities before or after approval of such product.

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit their export even if such products are approved for sale in other countries.

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

     Completing the multitude of steps necessary prior to the commencement of marketing requires the expenditure of considerable resources and a lengthy period of time. There can be no assurance of approval within any particular period, if ever; or if approval is granted, of continued approval thereafter. Delay or failure in obtaining, or the withdrawal of, the required approvals, clearances, permits or inclusions by the Company or its future corporate partners or licensees, if any, would have a material adverse effect on the ability of the Company to generate sales or royalty revenue. Further, the passage and implementation of new or changed laws or regulations or the potential impact on the Company of such actions cannot be anticipated.

EMPLOYEES

     As of February 11, 2000, the Company had 425 full-time employees. No employee is represented by a union. The Company believes its employee relations are good. The Company also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants.

ITEM 2.  PROPERTIES

     The Company leased the following properties as of December 31, 1999:

                                                                                  LEASE EXPIRATION          MINIMUM
                                                                                 (INCLUDING RENEWAL          ANNUAL
     LOCATION                      USE                      SQUARE FEET               OPTIONS)                RENT
     --------                      ---                      -----------               --------                ----

Miami, FL               Corporate offices                       15,000               December 2000          $336,000
Miami Lakes, FL         Research and admin. offices             13,000               December 2000           246,000
Hollywood, FL           Manufacturing, research and
                        admin. offices                          23,500               November 2002           302,000
Edison, NJ              Manufacturing, research, and
                        admin. offices                          32,500                October 2003           193,000
Raleigh, NC             Engineering offices                      6,000                 August 2002            47,000

     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's NIASPAN product. The complaint sought unspecified damages and costs, including attorneys' fees and costs and expenses. Upon motion by the Company, the case was transferred to the United States District Court for the Southern District of Florida. The Company and the individual Kos defendants filed a motion to dismiss the complaint on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. The outcome of the litigation cannot yet be determined. Accordingly, no provision for any liability that may result from these matters has been recognized in the accompanying consolidated financial statements. There can be no assurance, however, that the outcome of this litigation will not have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol "KOSP". As of March 1, 2000, there were 401 registered shareholders of record of the Company's Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company's Common Stock on the Nasdaq National Market System.

YEAR ENDED DECEMBER 31, 1999                           HIGH              LOW
                                                   -------------   -------------

First Quarter.....................................      $ 7.00         $ 4.00
Second Quarter....................................        5.75           4.13
Third Quarter.....................................        7.75           4.38
Fourth Quarter....................................        6.38           4.38

YEAR ENDED DECEMBER 31, 1998

First Quarter.....................................      $15.56          $7.50
Second Quarter....................................       13.94           8.38
Third Quarter.....................................       12.69           4.31
Fourth Quarter....................................        8.00           3.50


     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended December 31, 1999, should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data".


                                                                           YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                              1999       1998        1997        1996         1995
                                                          ----------- ----------- ----------- ----------- ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Revenues, net............................................ $   36,340  $   13,038   $   2,892   $       -    $       3
Cost of sales............................................      5,406       3,276         792           -            -
                                                          ----------- ----------- ----------- ----------- ------------
                                                              30,934       9,762       2,100           -            3
                                                          ----------- ----------- ----------- ----------- ------------
OPERATING EXPENSES:

   Research and development..............................     25,619      29,144      24,130      13,679       11,681
   Selling, general and administrative...................     56,843      61,519      20,509       2,881        1,655
   Expense recognized on modification of stock
       option  grants(1).................................          -           -           -       5,436            -
                                                          ----------- ----------- ----------- ----------- ------------
       Total operating expenses..........................     82,462      90,663      44,639      21,996       13,336
                                                          ----------- ----------- ----------- ----------- ------------

Loss from operations.....................................    (51,528)    (80,901)    (42,539)    (21,996)     (13,333)
Other:
   Interest income, net..................................        169       1,793       2,787          11            6
   Interest expense-related parties......................     (3,207)        (68)       (868)       (136)           -
   Other income (expense)................................         14          15         (10)          -            -
                                                          ----------- ----------- ----------- ----------- ------------
     Loss before minority interest.......................    (54,552)    (79,161)    (40,630)    (22,121)     (13,327)
Minority interest(2).....................................           -         -           -           15            4
                                                          ----------- ----------- ----------- ----------- ------------
     Net loss............................................ $  (54,552) $  (79,161)  $ (40,630)  $ (22,106)   $ (13,323)
                                                          =========== =========== =========== =========== ============
Net loss per share, basic and diluted(3)................. $    (3.06) $    (4.50)  $   (2.79)  $   (1.95)   $   (1.17)
Weighted average common shares in computing
    net loss per share(3)................................ 17,842,879  17,589,767  14,569,474  11,340,000   11,340,000

                                                                                  DECEMBER 31,
                                                          ------------------------------------------------------------
                                                              1999       1998        1997        1996         1995
                                                          ----------- ----------- ----------- ----------- ------------
                                                                                 (IN THOUSANDS)
BALANCE SHEET:
Cash and marketable securities........................... $    4,336  $    4,879   $  70,396   $     358    $     229
Working capital (deficit).................................    (2,354)     (3,136)     70,939      (9,355)        (445)
Total assets.............................................     26,258      21,570      84,403       3,197        2,380
Total long-term debt......................................    62,089       9,239           -       8,355            -
Accumulated deficit(4)....................................  (239,666)   (185,114)   (105,952)    (65,322)     (43,217)
Shareholders' equity (deficit)(5).........................   (53,195)       (338)     77,870      (6,750)       1,390

----------
(1) Reflects a non-cash charge associated with an extension of the exercise period for stock options granted during 1988 to 1990 to the Company's Chief Executive Officer and two independent consultants; no other material economic terms of these options were changed.
(2) Represents the minority shareholder's interest in Aeropharm Technology, Inc., which interest was acquired by the Company in June 1996.
(3) See Note 2. of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4) In connection with the transfer on June 30, 1996, of assets and liabilities from Kos Holdings, Inc. to the Company, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $190.7 million as of December 31, 1999), to offset future taxable income, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(5) In March 1995, Kos Investments, Inc. assumed repayment of a note payable to a bank in the principal amount of $30,372,000. This assumption was accounted for as a transfer to Kos Investments, Inc. and as an increase in additional paid-in capital for the Company.

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

     On March 12, 1997, the Company completed an initial public offering ("IPO") of its Common Stock. Through December 31, 1999, the Company had accumulated a deficit from operations of approximately $239.7 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $190.7 million as of December 31, 1999, to offset future taxable net income, if any.

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

RESULTS OF OPERATIONS

   YEARS ENDED DECEMBER 31, 1999 AND 1998

     The Company's revenue increased to $36.3 million for the year ended December 31, 1999, from $13.0 million for the year ended December 31, 1998. This increase was attributable to a growth of $20.6 million in net sales of the Company's NIASPAN product and to $2.7 million in co-promotion revenue resulting from the Company's July 22, 1999, co-promotion collaboration agreement with Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion and marketing of Knoll's MAVIK and TARKA products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     During the fourth quarter of 1999, certain of the Company's customers purchased abnormally high levels of the Company's NIASPAN product. The Company believes that this higher than expected NIASPAN demand was primarily due to these customers protecting themselves against complications associated with year 2000 date change issues. As a result, at December 31, 1999, the amount of the Company's NIASPAN product being warehoused by these customers increased above normal levels. The Company has deferred the recognition of $2.8 million in revenues and related expenses associated with these sales until the first quarter of 2000, when the level of the Company's NIASPAN product warehoused by these customers is expected to return to normal levels.

     Cost of sales was $5.4 million and $3.3 million for the year ended December 31, 1999 and 1998, respectively. The higher cost of sales in 1999 was attributable to higher sales of the NIASPAN product during the period, partially offset by efficiencies attained in the production of NIASPAN.

     The Company's research and development expenses decreased to $25.6 million for the year ended December 31, 1999, from $29.1 million for the year ended December 31, 1998. The reduced expenses related primarily to decreases of $2.5 million in formulation development costs of the Company's NICOSTATIN product and other products under development, of $2.1 million in medical education programs in support of the NIASPAN product, and of $1.1 million in development costs paid to other parties. These decreases were partially offset by increases of $2.3 million in the costs of clinical trials principally associated with the Company's NICOSTATIN product.

     Selling, general and administrative expenses decreased to $56.8 million for the year ended December 31, 1999, from $61.5 million for the year ended December 31, 1998. Selling expenses decreased $5.7 million, primarily as a result of a $7.8-million reduction in marketing program costs and other costs associated with the NIASPAN product; the reduction principally reflects the absence of launch expenses incurred in 1998. This reduction was partially offset by $2.0 million in MAVIK and TARKA marketing expenses, and by an increase of $0.3 million in personnel and personnel related costs as a result of the full impact of the presence, during the 1999 period, of the Company's expanded sales and marketing organization. General and administrative costs increased to $11.5 million for the 1999 period, from $10.5 million during the preceding period, primarily as a result of an increase of $1.2 million in royalty expenses associated with the increase in net sales of the NIASPAN product.

     During 1997, the Company received $65.9 million in net proceeds from its March IPO and $43.3 million in net proceeds from an October follow-on offering of its Common Stock. During 1998, the remaining net proceeds from these offerings, along with other cash balances, were invested primarily in U.S. Treasury and highly-rated corporate debt securities. The Company recorded $1.8 million of interest income for the year ended December 31, 1998, as a result of these investments.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million and $9 million as of December 31, 1999 and 1998, respectively, and bear interest at the prime rate (8.5% as of December 31, 1999). On December 21, 1999, Mr. Jaharis agreed to modify the terms of the Credit Facility by extending its due date from December 31, 2000 to December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $32 million as of December 31, 1999, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

     Interest expense under the Credit Facility and Supplemental Credit Facility totaled $3.2 million and $68,000 for the years ended December 31, 1999 and 1998, respectively.

     The Company incurred a net loss of $54.6 million for the year ended December 31, 1999, compared with a net loss of $79.2 million for the year ended December 31, 1998.

   YEARS ENDED DECEMBER 31, 1998 AND 1997

     The Company's revenue increased to $13.0 million for the year ended December 31, 1998, from $2.9 million for the year ended December 31, 1997. The Company began sales of its NIASPAN product to wholesalers during August 1997. Cost of sales was $3.3 million and $0.8 million for the years ended December 31, 1998 and 1997, respectively. The higher cost of sales in 1998 was attributable to higher sales of the NIASPAN product during the period.

     The Company's research and development expenses increased to $29.1 million for the year ended December 31, 1998, from $24.1 million for the same period in 1997. The change related primarily to increases of $5.4 million during the 1998 period in connection with formulation development of the Company's NICOSTATIN product and other products under development, $4.6 million in medical education programs in support of NIASPAN, and $2.1 million in personnel and personnel related costs in support of the Company's expanded research and development activities. These increases in research and development expenses were partially offset by a $1 million fee received by the Company in 1998 related to the exchange of certain technology rights with another unaffiliated company. The 1998 increases were also partially offset by the absence of a $3 million charge attributable to entering into an agreement, in February 1997, with an unaffiliated generic drug manufacturer to resolve, as between themselves, the effects of a potential patent interference proceeding, of $1.7 million of licensing fees associated with obtaining access to certain aerosol safety and toxicology data, and of $1.2 million of development costs paid to third parties in 1997.

     Selling, general and administrative expenses increased to $61.5 million for the year ended December 31, 1998, from $20.5 million for the year ended December 31, 1997. Selling expenses increased $36.0 million as a result of the continued expansion of the Company's sales and marketing organization and the initiation of a variety of marketing programs in connection with the NIASPAN product. General and administrative costs also increased during the 1998 period, mostly as a result of increases of $2.2 million in personnel and personnel related costs, $0.6 million in royalty expenses for the Company's NIASPAN product, and other expenses associated with the expanded activities of the Company.

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

     The Company recorded $1.8 million and $2.8 million of interest income for the years ended December 31, 1998 and 1997, respectively, as a result of its investment in marketable securities from the net proceeds of the IPO and the follow-on offering. The Company also recorded, mostly as a result of the Credit Facility during the 1998 period and of the Convertible Note during the 1997 period, $68,000 and $0.9 million of interest expense for the years ended December 31, 1998 and 1997, respectively.

     The Company incurred a net loss of $79.2 million for the year ended December 31, 1998, compared with a net loss of $40.6 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had cash and cash equivalents totaling $4.3 million and negative working capital of $2.4 million. The Company's primary uses of cash to date have been in operating activities to fund research and development, including clinical trials, and selling, general and administrative expenses. As of December 31, 1999, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $10.4 million. During the year ended December 31, 1999, the Company spent $1.1 million in capital expenditures. The Company expects 2000 capital expenditures to be higher than those incurred during the year ended December 31, 1999.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors. Borrowings under the Credit Facility totaled $30 million and $9 million as of December 31, 1999 and 1998, respectively, and bear interest at the prime rate (8.5% as of December 31, 1999). On December 21, 1999, Mr. Jaharis agreed to modify the terms of the Credit Facility by extending its due date from December 31, 2000 to December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $32 million as of December 31, 1999, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of December 31, 1999, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock would have resulted in the issuance of 6,517,312 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility will be due June 30, 2005, and are subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants contain a non-detachable feature and are exercisable at any time until June 30, 2006. The Company had no borrowings outstanding under the Standby Facility as of December 31, 1999. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Funding Arrangement and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its NIASPAN product. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses and license or co-market NIASPAN and other cardiovascular products. The Company's failure to generate substantial growth in the sales of NIASPAN, reduce operating expenses, enter into a license or co-marketing agreement, or meet the conditions necessary for the Company to obtain funding under the Supplemental Funding Arrangement and Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

           FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

MARKET ACCEPTANCE AND SALES GROWTH OF NIASPAN

     The Company's success currently depends primarily upon its ability to successfully market and sell increasing quantities of its NIASPAN product. The Company's ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the increasing acceptance of the NIASPAN product by physicians and their patients. The Company believes that intolerable flushing and potential liver toxicity associated with currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such currently available formulations. Flushing episodes are often characterized by facial redness, tingling or rash. Although most patients taking the NIASPAN product will sometimes flush, the formulation and dosing regimen for NIASPAN have been designed to maximize patient acceptance and minimize the occurrence of flushing. There can be no assurance, however, that patients using the NIASPAN product will not suffer episodes of flushing that they consider intolerable. The failure of physicians to prescribe the NIASPAN product or the failure of patients to continue taking NIASPAN due to intolerable flushing or to other side effects would have a material adverse effect on the Company.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     To date, the Company has dedicated most of its financial resources to the development and commercialization of its NIASPAN product, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the next twelve months, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the commercial launch of the NIASPAN product and for investments in its research and development programs. No assurance can be given that additional significant losses will not continue thereafter. The Company's ability to achieve and maintain profitability will depend, among other things, on the commercial success of the NIASPAN product; on the Company's ability to successfully exploit its manufacturing and sales and marketing capabilities; to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for its products under development; and on its ability to maintain sufficient funds to finance its activities. As of December 31, 1999, the Company's accumulated deficit was $239.7 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Holdings and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996, amounting to $190.7 million as of December 31, 1999, to offset future taxable net income, if any. There can be no assurance, however, that the Company will be able to achieve profitability to utilize such carryforwards or that profitability, if any, can be sustained.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has experienced negative cash flows from operations since its inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development, including clinical trials of its products under development, and to commercialize the NIASPAN product and its products under development if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources, including funds available to the Company under certain funding arrangements, to fund the operations of the Company until the Company achieves positive cash flows. The Company, however, may need or elect to raise additional capital prior to such date. The Company's capital requirements will depend on many factors, primarily relating to the near-term commercial success of NIASPAN; the Company's ability to meet the conditions necessary to obtain funding under the Supplemental Funding Arrangement and the Standby Facility; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Company's NIASPAN product, and that testing and regulatory procedures relating to the Company's products under development can be conducted at projected costs and within projected time frames. There can be no assurances that any of these assumptions will prove to be accurate.

     To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public markets may be adversely affected if the Company's sales of its NIASPAN product do not increase rapidly, if the results of the Company's clinical trials for its products under development are not favorable, or if regulatory approval for any of the Company's products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to the NIASPAN product or to some or all of its technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

LIMITED SALES AND MARKETING EXPERIENCE AND RESOURCES

     Although the Company markets its NIASPAN product and the MAVIK and TARKA products and intends to market its other products under development through its own specialty sales force, its current marketing resources are limited. Substantial resources will continue to be required for the Company to promote the sale of the NIASPAN, MAVIK and TARKA products and its products under development. There can be no assurance that the Company will be able to devote resources to the NIASPAN, MAVIK and TARKA products or to its other products under development sufficient to achieve increasing market acceptance. The Company's failure to expend the resources to adequately promote the NIASPAN, MAVIK and TARKA products or its products under development would have a material adverse effect on the Company.

     Moreover, the Company has fewer sales persons than many of its competitors and there can be no assurance that the Company's sales force will be able to detail successfully physicians who prescribe lipid-altering medications. There can be no assurance that the Company will be able to retain its current sales representatives, that any additional representatives hired by the Company will be immediately effective in promoting the sale of the NIASPAN, MAVIK and TARKA products, or that the Company's sales representatives will be able to generate significantly increased sales of the NIASPAN, MAVIK and TARKA products. The failure of the Company's sales representatives to generate increased sales of the NIASPAN product would have a material adverse effect on the Company.

CONTROL BY EXISTING SHAREHOLDER

     Michael Jaharis, the Chairman of the Board of Directors of the Company and one of its founders, owns, directly or indirectly, approximately 51.5% of the Common Stock outstanding as of December 31, 1999. Accordingly, this shareholder can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person, along with the factors described in a subsequent section, "Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, the Supplemental Funding Arrangement gives Mr. Jaharis the right to convert (at $4.91 per share) amounts owed to Mr. Jaharis by the Company into shares of the Company's Common Stock and the Standby Facility gives Mr. Jaharis the right to exercise warrants to purchase 6 million shares of the Company's Common Stock. If this conversion option or warrant exercise were to occur, Mr. Jaharis would own a significantly greater percentage of the Company's outstanding Common Stock thus resulting in substantial dilution to existing shareholders.

COMPETITION AND TECHNOLOGICAL CHANGE

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than the Company, including a combined field sales force exceeding 12,000 representatives compared with the Company's 200-person field sales force. The Company estimates that its existing NIASPAN prescriptions account for less than 1.5% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. There can be no assurance that NIASPAN or any other product developed by the Company will be able to compete successfully with any of those products or that the Company will be able to overcome such competition and achieve increasing sales of its NIASPAN product. Moreover, the active ingredient in NIASPAN, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, there can be no assurance that physicians will not prescribe or recommend some of these unapproved niacin formulations, using the NIASPAN product's dosing regimen, to try to achieve the same results as NIASPAN. Substitution of other niacin formulations for the NIASPAN product could have a material adverse effect on the Company. Moreover, manufacturers of other niacin formulations could promote their products using the NIASPAN product's dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market NIASPAN. Although such promotion would be a violation of FDA regulations, the occurrence of such practices would have a material adverse effect on the Company. Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than the Company's may develop products that directly compete with the Company's products. Even if the Company's products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts, and other factors. These entities may succeed in developing products that are safer, more effective or less costly than the products developed by the Company. There can be no assurance that any products developed by the Company will be able to compete successfully with any of those products.

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

     The Company's ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the NIASPAN product or for the Company's products under development are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations ("HMOs"). Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for NIASPAN or the Company's products under development. Such cost containment measures and potential legislative reform could affect the Company's ability to sell Niaspan or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of NIASPAN from many third-party payers, there can be no assurance that the Company will be able to maintain such approvals. There can be no assurance that reimbursement in the United States or foreign countries will be available for NIASPAN or any of the Company's products under development, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, NIASPAN or the Company's products under development. The unavailability or inadequacy of third-party reimbursement for NIASPAN or the Company's products under development would have a material adverse effect on the Company.

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

PRODUCTS UNDER DEVELOPMENT

     Although the Company obtained clearance from the FDA to market the NIASPAN product, there can be no assurance that the Company will be able to successfully formulate any of its other products as planned, or that the Company will be successful in demonstrating the safety and efficacy of such products in human clinical trials. These trials may be costly and time-consuming. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Even if regulatory approval is secured, the Company's products under development may later produce adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. The Company may discontinue the development of any of its products under development at any time.

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

     The Company has patent applications pending in the U.S. Patent and Trademark Office ("PTO") with claims covering NIASPAN's method-of-use consistent with its recommended once-a-day dosing regimen. The Company has been notified by the PTO that certain of these claims have been allowed, but none of the claims have yet been issued as a patent. The Company has paid the issue fees for those claims that have been allowed and now awaits to receive from the PTO the assigned patent numbers and dates on which the patents for those allowed claims will issue. The patent examiner has also indicated that it may submit certain claims to the PTO's Board of Interference to determine whether it should declare an interference between such Kos application and a method-of-use patent issued to a privately owned generic manufacturer allegedly claiming the same dosing regimen invention. On February 7, 1997, the Company and such generic manufacturer entered into a cross-licensing agreement (the "License Agreement") pursuant to which the parties agreed to resolve, as between themselves, the effects of such potential interference by granting licenses under their respective patent application and patent.

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

DEPENDENCE ON COLLABORATORS

     The Company relies on various third parties for certain aspects of the development of the Company's presently planned or future products. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party's employees responsible for the project, the third party's commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP

     The Company currently manufactures the NIASPAN product in one manufacturing plant that has been inspected and approved by the FDA, and it manufactures clinical materials for its products under development in another manufacturing plant. The Company believes both plants operate in substantial compliance with current Good Manufacturing Practices ("cGMP") regulations for the manufacture of pharmaceutical products. The Company may need to further scale-up certain of its current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. Failure by the Company to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process or to comply with cGMP regulations and other regulations could delay the approval of the Company's products under development or limit the Company's ability to meet the demand for its products, either of which would have a material adverse effect on the Company. Such occurrences may require the Company to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the U.S. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At December 31, 1999, the Company had $62 million of variable rate indebtedness bearing interest at the prime rate (8.5% at December 31, 1999).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

                                                                            PAGE
                                                                            ----
     FINANCIAL STATEMENTS:

     Report of Independent Certified Public Accountants......................30

     Consolidated Balance Sheets at December 31, 1999 and 1998...............31

     Consolidated Statements of Operations for the year ended
         December 31, 1999, 1998 and 1997....................................32

     Consolidated Statements of Shareholders' Equity (Deficit) for
         the period December 31, 1996 to December 31, 1999...................33

     Consolidated Statements of Cash Flows for the year ended
         December 31, 1999, 1998 and 1997....................................34

     Notes to Consolidated Financial Statements..............................35

     FINANCIAL STATEMENT SCHEDULE:*

     Report of Independent Certified Public Accountants on Schedule II.......48

     Schedule II. Valuation and Qualifying Accounts..........................49

     -----

     *All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
    Kos Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 4, 2000.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                        --------------------------------
                                                                            1999               1998
                                                                        -------------      -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $   4,336,326      $   4,878,641
   Trade accounts receivable, net                                           6,976,972          2,017,151
   Inventories                                                              1,085,849          1,312,556
   Prepaid expenses and other current assets                                2,610,412          1,325,689
                                                                        -------------      -------------
       Total current assets                                                15,009,559          9,534,037
Fixed Assets, net                                                          10,430,043         12,019,579
Goodwill and Other Intangible Assets, net                                     803,182                 -
Other Assets                                                                   15,323             16,747
                                                                        -------------      -------------

       Total assets                                                     $  26,258,107      $  21,570,363
                                                                        =============      =============

LIABILITIES AND SHAREHOLDERS'

  DEFICIT
Current Liabilities:
   Accounts payable                                                     $   2,820,840      $   4,333,003
   Accrued expenses                                                        12,450,035          8,195,586
   Deferred revenue                                                         1,980,000                 -
   Capital lease obligations                                                  112,641            141,028
                                                                        -------------      -------------
       Total current liabilities                                           17,363,516         12,669,617
                                                                        -------------      -------------

Notes Payable to Shareholder                                               62,000,000          9,000,000
Capital Lease Obligations, net of current portion                              89,145            238,503

Commitments and Contingencies (Notes 12 and 14)

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding                                                 -                  -
   Common stock, $.01 par value, 50,000,000 shares authorized,
      18,026,024 and 17,720,270 shares issued and outstanding as of
      December 31, 1999 and 1998, respectively                                180,260            177,203
   Additional paid-in capital                                             186,291,218        184,598,845
   Accumulated deficit                                                   (239,666,032)      (185,113,805)
                                                                        -------------      -------------
       Total shareholders' deficit                                        (53,194,554)          (337,757)
                                                                        -------------      -------------

       Total liabilities and shareholders' deficit                      $  26,258,107      $  21,570,363
                                                                        =============      =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            1999             1998             1997
                                                                        ------------     ------------     ------------
Revenues, net                                                           $ 36,339,514     $ 13,038,241     $  2,892,065
Cost of sales                                                              5,405,960        3,276,153          792,230
                                                                        ------------     ------------     ------------
                                                                          30,933,554        9,762,088        2,099,835
                                                                        ------------     ------------     ------------

Operating expenses:
   Research and development                                               25,618,870       29,143,527       24,130,216
   Selling, general and administrative                                    56,843,187       61,519,514       20,508,654
                                                                        ------------     ------------     ------------
      Total operating expenses                                            82,462,057       90,663,041       44,638,870
                                                                        ------------     ------------     ------------

Loss from operations                                                     (51,528,503)     (80,900,953)     (42,539,035)
                                                                        ------------     ------------     ------------
Other:
   Interest income, net                                                      169,326        1,792,796        2,786,946
   Interest expense-related parties                                       (3,206,521)         (68,466)        (867,652)
   Other income (expense)                                                     13,471           15,181          (10,240)
                                                                        ------------     ------------     ------------
       Total other income (expense)                                       (3,023,724)       1,739,511        1,909,054
                                                                        ------------     ------------     ------------

       Net loss                                                         $(54,552,227)    $(79,161,442)    $(40,629,981)
                                                                        ============     ============     ============

Net loss per share, basic and diluted                                   $      (3.06)    $      (4.50)    $      (2.79)
Weighted average shares of Common

  Stock outstanding, basic and diluted                                    17,842,879       17,589,767       14,569,474

Common Stock options outstanding (not included in the calculation of
  diluted loss per share as their impact would be antidilutive)            3,077,840        2,857,215        2,446,790


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                    ADDITIONAL
                                                    COMMON           PAID-IN         ACCUMULATED
                                                    STOCK            CAPITAL           DEFICIT             TOTAL
                                                -------------     -------------     -------------      -------------
BALANCE AT DECEMBER 31, 1996                    $     100,000     $  58,472,323     $ (65,322,382)     $  (6,750,059)

Issuance of Common Stock                               58,577       109,167,409                --        109,225,986
Conversion of Convertible Note and accrued
   interest to Common Stock                             9,601        14,391,435                --         14,401,036
Exercise of stock options                               3,479         1,226,562                --          1,230,041
Stock options issued to non-employees                      --           392,835                --            392,835
Net loss                                                   --                --       (40,629,981)       (40,629,981)
                                                -------------     -------------     -------------      -------------

BALANCE AT DECEMBER 31, 1997                          171,657       183,650,564      (105,952,363)        77,869,858

Issuance of Common Stock                                   29            33,872                --             33,901
Exercise of stock options                               5,517           533,594                --            539,111
Stock options issued to non-employees                      --           380,815                --            380,815
Net loss                                                   --                --       (79,161,442)       (79,161,442)
                                                -------------     -------------     -------------      -------------

BALANCE AT DECEMBER 31, 1998                          177,203       184,598,845      (185,113,805)          (337,757)

Common Stock granted to employees under
   Kos Savings Plan                                     1,071           572,484                --            573,555
Issuance of Common Stock in connection with
   acquisition of assets of IEP Group, Inc.               750           392,250                --            393,000
Issuance of Common Stock to employees under
   Stock Purchase Plan                                    688           301,369                --            302,057
Stock options issued to non-employees                      --           300,000                --            300,000
Exercise of stock options                                 548           126,270                --            126,818
Net loss                                                   --                --       (54,552,227)       (54,552,227)
                                                -------------     -------------     -------------      -------------

BALANCE AT DECEMBER 31, 1999                    $     180,260     $ 186,291,218     $(239,666,032)     $ (53,194,554)
                                                =============     =============     =============      =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                               1999             1998            1997
                                                                    -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (54,552,227)     $ (79,161,442)     $ (40,629,981)
  Adjustments to reconcile net loss to net cash used
    in operating activities -
    Provision for doubtful accounts                                       160,100             20,000             80,000
    Depreciation and amortization                                       3,010,462          2,202,251            921,271
    Provision for inventory obsolescence                                  640,737            259,500            246,987
    Gains from disposals of fixed assets                                  (13,471)           (15,181)                --
    Common stock issued to employees                                      573,555             33,901                 --
    Stock options issued to non-employees                                 300,000            380,815            392,835
    Changes in operating assets and liabilities:
      Trade accounts receivable                                        (5,119,921)          (217,140)        (1,900,011)
      Prepaid expenses and other current assets                        (1,284,723)           547,173         (1,639,021)
      Inventories                                                        (414,030)         1,810,812         (3,629,855)
      Other assets                                                          1,424             14,289            (31,036)
      Accounts payable                                                 (1,512,163)         1,173,318          2,104,270
      Accrued expenses                                                  4,254,449          4,821,699          3,843,514
    Deferred revenue                                                    1,980,000                 --                 --
                                                                    -------------      -------------      -------------
       Net cash used in operating activities                          (51,975,808)       (68,130,005)       (40,241,027)
                                                                    -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (Purchases) of marketable securities                                   --         30,894,009        (30,894,009)
  Acquisition of assets of IEP Group, Inc.                               (700,000)                --                 --
  Capital expenditures                                                 (1,117,637)        (6,876,341)        (5,216,027)
                                                                    -------------      -------------      -------------
       Net cash provided by (used in) investing activities             (1,817,637)        24,017,668        (36,110,036)
                                                                    -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                              302,057                 --        109,225,986
  Net proceeds from exercise of stock options                             126,818            539,111          1,230,041
  Borrowings under Convertible Note                                            --                 --          5,040,000
  Borrowings under Notes Payable to Shareholder                        53,000,000          9,000,000                 --
  Payments under capital lease obligations                               (177,745)           (50,617)                --
                                                                    -------------      -------------      -------------
       Net cash provided by financing activities                       53,251,130          9,488,494        115,496,027
                                                                    -------------      -------------      -------------
          Net (decrease) increase in cash and cash equivalents           (542,315)       (34,623,843)        39,144,964

Cash and Cash Equivalents, beginning of period                          4,878,641         39,502,484            357,520
                                                                    -------------      -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   4,336,326      $   4,878,641      $  39,502,484
                                                                    =============      =============      =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                     $   3,309,299      $      14,819      $          --

Supplemental Disclosure of Non-cash Information:
  Acquisition of equipment under capital lease obligations          $          --      $     430,148      $          --

  Conversion of Convertible Note and accrued interest
   payable to Common Stock                                          $          --      $          --      $  14,401,036

   Common Stock issued in connection with acquisition of assets
      of IEP Group, Inc.                                            $     393,000      $          --      $          --



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

     On July 28, 1997, the Company obtained clearance from the U.S. Food and Drug Administration to market Niaspan, its first product (NIASPAN/registered mark/ is a registered trademark of the Company). The Company began sales of the NIASPAN product during August 1997. NIASPAN is a once-a-day, oral, solid dose extended-release formulation of niacin for the treatment of hyperlipidemia, a multiple lipid disorder that is a primary risk factor for coronary heart disease. Niacin is a water soluble vitamin that has long been recognized as an effective pharmacological agent for the treatment of multiple lipid disorders including elevated LDL and low HDL cholesterol.

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

   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Components of inventory cost include materials, labor, and manufacturing overhead. The Company considers factors such as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf life, and current market conditions to determine whether inventories are stated at the lower of cost or market. Reserves are provided as appropriate.

   LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1999, 1998 or 1997.

     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 1999 or 1998.

   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consists of the excess of cost over the fair value of the net assets acquired. The Company amortizes goodwill on a straight-line basis over ten years. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1999 and 1998, the carrying amount of cash and cash equivalents, trade accounts receivable, and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of notes payable is determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

   CONCENTRATION OF CREDIT RISK

     The Company has no significant off-balance-sheet concentrations of credit risk.

   REVENUE RECOGNITION

     Sales and the related cost of sales are recognized at the time product is shipped. The Company's customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net sales consist of gross sales to the Company's customers less provisions for expected rebates and chargebacks, discounts, and customer returns. These provisions totaled $6,626,243 and $1,347,000 in the years ended December 31, 1999 and 1998, respectively. Included in "Accrued expenses" in the accompanying consolidated balance sheets are $3,235,576 and $722,000 at December 31, 1999 and 1998, respectively, related to these provisions.

   CO-PROMOTION REVENUE

     The Company has a co-promotion collaboration agreement with Knoll Pharmaceutical Company ("Knoll"), for the promotion and marketing of Knoll's MAVIK and TARKA (MAVIK/registered mark/ and TARKA/registered mark/ are registered trademarks of Knoll Pharmaceutical Company) products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives co-promotion revenue from Knoll upon the achievement of specific MAVIK and TARKA sales levels. The Company recorded $2.7 million of co-promotion revenue as a result of the Knoll Agreement for the year ended December 31, 1999.

   DEFERRED REVENUE

     During the fourth quarter of 1999, certain of the Company's customers purchased abnormally high levels of the Company's NIASPAN product. The Company believes that this higher than expected NIASPAN demand was primarily due to these customers protecting themselves against complications associated with year 2000 date change issues. As a result, at December 31, 1999, the level of the Company's NIASPAN product warehoused by these customers increased above normal levels. The Company has deferred the recognition of $2,800,000 in revenues and related expenses associated with these sales until the first quarter of 2000, when the level of the Company's NIASPAN product warehoused by these customers is expected to return returns to normal levels. Included in "Deferred revenue" in the accompanying consolidated balance sheets is $1,980,000 representing payments received by the Company in excess of revenue recognized during the year ended December 31, 1999.

   DEPRECIATION AND AMORTIZATION

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

                                                                       YEARS

     Furniture and equipment..................................          3-7
     Computer software and hardware...........................          3-5
     Laboratory and manufacturing equipment...................          3-5
     Leasehold improvements...................................     Life of lease

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, because the Company's Common Stock equivalents are antidilutive.

   INCOME TAXES

     The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards as of the Reorganization, amounting to approximately $51 million, were not transferred to the Company. As of December 31, 1999, the Company had available approximately $190.7 million of net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued by FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that it operates within one segment. See Note 10. for information regarding major customers.

3. TRADE ACCOUNTS RECEIVABLE, NET

   Trade accounts receivable consist of the following:

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
         Trade accounts receivable .........................................     $  7,215,072      $  2,117,151
         Less allowance for doubtful accounts ..............................         (238,100)         (100,000)
                                                                                 ------------      ------------
            Trade accounts receivable, net .................................     $  6,976,972      $  2,017,151
                                                                                 ============      ============

4. INVENTORIES

   Inventories consist of the following:

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
         Raw materials .....................................................     $    205,533      $    251,039
         Work in process ...................................................          269,379           847,024
         Finished goods ....................................................          610,937           214,493
                                                                                 ------------      ------------
           Total inventories ...............................................     $  1,085,849      $  1,312,556
                                                                                 ============      ============

5. FIXED ASSETS, NET

   Fixed assets consist of the following:

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
         Furniture and equipment ...........................................     $  1,628,011      $  1,581,573
         Computer software and hardware ....................................        2,665,213         2,596,069
         Laboratory and manufacturing equipment ............................        8,549,958         7,674,443
         Leasehold improvements ............................................        5,283,291         5,160,043
                                                                                 ------------      ------------
           Fixed assets, gross .............................................       18,126,473        17,012,128
         Less accumulated depreciation and amortization ....................       (7,696,430)       (4,992,549)
                                                                                 ------------      ------------
           Fixed assets, net ...............................................     $ 10,430,043      $ 12,019,579
                                                                                 ============      ============

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     On November 24, 1999, the Company acquired, for total consideration of $1.1 million, substantially all of the assets and intellectual property of IEP Group, Inc. (the "IEP Acquisition"). In connection with this transaction, the Company established IEP Pharmaceutical Devices, Inc. ("IEP") as a wholly-owned subsidiary of Aeropharm and contributed to IEP all of the assets obtained through the IEP Acquisition. The Company has recorded goodwill of $803,182 representing the excess of the cost of the assets acquired through the IEP Acquisition in excess of their estimated fair value.

7. ACCRUED EXPENSES

     Major components of accrued expenses were as follows:

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
Employee commissions and bonuses............................................     $ 2,169,912       $ 1,956,986
Employee vacations .........................................................       1,126,105         1,094,609
Clinical studies ...........................................................       1,226,878           646,118
Managed care rebates .......................................................       3,044,246           623,585
All other ..................................................................       4,882,894         3,874,288
                                                                                 -----------       -----------
  Total accrued expenses ...................................................     $12,450,035       $ 8,195,586
                                                                                 ===========       ===========

8. CONVERSION OF NOTE PAYABLE

     On October 25, 1997, the outstanding principal and interest of a convertible note payable to Michael Jaharis (the "Convertible Note"), Chairman of the Company's Board of Directors, were converted into 960,069 shares of Common Stock. At the time of conversion, the Convertible Note accrued interest at a rate of 8.50% per year and had outstanding principal and interest of $13,395,000 and $1,006,036, respectively.

9. NOTES PAYABLE TO SHAREHOLDER

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis. Borrowings under the Credit Facility, which totaled $30 million at December 31, 1999, bear interest at the prime rate (8.5% as of December 31, 1999). On December 21, 1999, Mr. Jaharis agreed to extend the maturity date of the Credit Facility from December 31, 2000 to December 31, 2002. The Company incurred $2,181,000 and $68,000 of interest expense under the Credit Facility for the years ended December 31, 1999 and 1998, respectively.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $32 million as of December 31, 1999, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. The Company incurred $1,025,000 of interest expense under the Supplemental Credit Facility for the year ended December 31, 1999.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility will be due June 30, 2005 and are subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants contain a non-detachable feature and are exercisable at any time until June 30, 2006. The Company had no borrowings outstanding under the Standby Facility as of December 31, 1999.

10. MAJOR CUSTOMERS

     Sales to customers that were at least 10% of the Company's gross sales are as follows:

     CUSTOMER NAME                                       DECEMBER 31,
                                             -----------------------------------
                                                 1999        1998        1997
                                             -----------  ----------  ----------

     McKesson Drug Co. ....................  $12,376,801  $4,186,863  $  649,611
     Bergen Brunswig Corp. ................    7,781,733   2,610,655     233,297
     Cardinal Health, Inc. ................    7,233,560   1,860,512     412,929
                                             -----------  ----------  ----------
     Total ................................  $27,392,094  $8,658,030  $1,295,837
                                             ===========  ==========  ==========


11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes selected quarterly financial data of the Company for the year ended December 31, 1999 and 1998 (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                            FIRST        SECOND         THIRD        FOURTH         FULL
                                           QUARTER       QUARTER       QUARTER       QUARTER        YEAR
                                          ---------     ---------     ---------     ---------    ----------
     1999
     ----
     Revenues, net                        $  5,469      $  7,288      $ 10,249      $ 13,334      $ 36,340
     Cost of sales                           1,039         1,202         1,386         1,779         5,406
     Operating expenses                     19,359        21,550        20,807        20,746        82,462
     Loss from operations                  (14,929)      (15,464)      (11,944)       (9,191)      (51,528)
     Net Loss                              (15,214)      (16,097)      (12,862)      (10,379)      (54,552)
     Basic and diluted loss per share     $  (0.86)     $  (0.90)     $  (0.72)     $  (0.58)     $  (3.06)
     Market prices per common
       share:
          High                            $   7.00      $   5.75      $   7.75      $   6.38      $   7.75
          Low                             $   4.00      $   4.13      $   4.38      $   4.38      $   4.00

     1998
     ----
     Revenues, net                        $  1,000      $  2,807      $  4,266      $  4,965      $ 13,038
     Cost of sales                             210           843         1,172         1,051         3,276
     Operating expenses                     18,884        24,629        22,731        24,419        90,663
     Loss from operations                  (18,094)      (22,665)      (19,637)      (20,505)      (80,901)
     Net Loss                              (17,307)      (22,054)      (19,309)      (20,491)      (79,161)
     Basic and diluted loss per share     $  (1.00)     $  (1.25)     $  (1.09)     $  (1.16)     $  (4.50)
     Market prices per common
       share:
          High                            $  15.56      $  13.94      $  12.69      $   8.00      $  15.56
          Low                             $   7.50      $   8.38      $   4.31      $   3.50      $   3.50

12. COMMITMENTS AND CONTINGENCIES

   LETTER OF CREDIT FACILITY

     On September 17, 1998, the Company entered into a $3 million letter of credit facility with a bank (the "Letter of Credit Facility"). Under the terms of the Letter of Credit Facility, letters of credit outstanding must not exceed 90% of the Company's cash balance kept at such bank. As of December 31, 1999 and December 31, 1998, letters of credit outstanding totaled $1,492,000 and $1,528,000, respectively.

   PURCHASE COMMITMENTS

     The Company enters, during the normal course of its business, into short term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 1999, the Company had open purchase commitments totaling $6,200,000.

   EMPLOYMENT AND ROYALTY AGREEMENTS

     As of December 31, 1999, the Company had employment and/or royalty agreements with three of its officers. Salary and benefits expense recorded under the employment agreements totaled $698,000, $833,000 and $708,000 during the years ended December 31, 1999, 1998 and 1997, respectively. The royalty agreements entitle two of these officers to royalties on sales of the Company's products, the aggregate amounts of which may not exceed $5,500,000. Royalty expense from these agreements during the years ended December 31, 1999, 1998 and 1997 was approximately $336,000, $65,000 and $29,000, respectively. Future minimum payments under the employment agreements are as follows:

     YEAR ENDING DECEMBER 31,                                   AMOUNT
     ------------------------                              ---------------

     2000..................................................   $   525,000
     2001..................................................       525,000
     2002..................................................       175,000
                                                           ---------------
                                                               $1,225,000
                                                           ===============

   LEASE COMMITMENTS

     The Company has various operating leases that expire through 2002 for the rental of office space, laboratory facilities, and sales force vehicles. Future minimum commitments under these agreements are as follows:

     YEAR ENDING DECEMBER 31,                                   AMOUNT
     ------------------------                              ---------------

     2000..................................................    $2,441,000
     2001..................................................     1,300,000
     2002..................................................       501,000
                                                           ---------------
                                                               $4,242,000
                                                           ===============

     As of December 31, 1999 and 1998, standby letters of credit of approximately $1,200,000 and $1,236,000, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

     Rent and other expenses incurred under the operating leases were $3,493,964, $3,061,000 and $823,000, during the years ended December 31, 1999,
1998 and 1997, respectively.

   LICENSING AGREEMENTS

     The Company has certain license agreements (the "License Agreements") with third parties (the "Licensees") for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure exclusive rights to develop, manufacture, sell and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $135,000, $490,000 and $5,638,000 for the years ended December 31, 1999, 1998 and 1997 respectively, which is reflected in "Research and development" in the accompanying consolidated statements of operations.

     In order to maintain its rights under the License Agreements, the Company is required to pay certain future milestone payments and licensing fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to make future milestone payments of $125,000 during 2000.

     On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company recognized $3,000,000 as a licensing expense; such expense is included in "Research and development" in the accompanying consolidated statement of operations for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. The Company recorded $1,682,000, $652,000 and $148,000 of royalty expense from this agreement for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

   SPONSORED RESEARCH

     The Company has on-going research agreements with two universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. The Company anticipates that it will be required to make minimum future payments of $330,000 during 2000 under these research agreements.

     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company's sponsored research programs totaled approximately $408,000, $383,000 and $380,000 during the years ended December 31, 1999, 1998 and 1997, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

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

     Expenses recorded under these and other development agreements totaled approximately $380,000, $1,470,000 and $2,688,000 during the years ended December 31, 1999, 1998 and 1997, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

   EMPLOYEE BENEFIT PLANS

     The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15% of the employee's compensation for the year. Beginning on January 1, 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company's matching contribution to the Kos Savings Plan is made in the form of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee's 401(k) contribution, and not to exceed 3% of such employee's compensation or $5,000 per employee for any given year. An employee is always 100% percent vested in the employee's elective deferral contributions to the Kos Savings Plan and is vested up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $574,000 in expense related to its match of employee contributions to the Kos Savings Plan for the year ended December 31, 1999, and is included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

     On February 15, 1999, the Company implemented the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee's annual compensation. Each employee's total contributions are limited to $25,000 per year. Employee payroll deductions are accumulated for six-month periods at the end of which shares of the Company's Common Stock are purchased under the Stock Purchase Plan. All employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. The Company has reserved 1,000,000 shares of Common Stock for future purchase by employees under the Stock Purchase Plan.

13. SHAREHOLDERS' EQUITY (DEFICIT)

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

   STOCK OPTION PLAN

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of December 31, 1999, a maximum of 4,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

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

                                            RISK-FREE                   EXPECTED
           GRANT          VOLATILITY      INTEREST       EXPECTED         TERM
            DATE             RATE           RATE        DIVIDENDS       (YEARS)
     ------------------  -------------  -------------  ------------- -----------
       1996 and prior          0%            6.63%     $    -            5
            1997              57.6           6.25           -            5
            1998              66.4           4.77           -            5
            1999              60.0           5.03           -            5

     As of December 31, 1999, the Company had outstanding options to purchase 3,077,840 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the implementation of the Plan. Detail of option activity is as follows:

                                                               EXERCISE PRICES
                                                        ---------------------------
                                         NUMBER OF                         WEIGHTED
                                           SHARES            RANGE         AVERAGE
                                        -----------     ---------------   ---------
     Outstanding, December 31, 1995      1,185,000      $ 0.60 - $ 3.33      $ 0.81
     Granted                             1,110,500        7.00 -  15.00        7.99
                                        -----------

     Outstanding, December 31, 1996      2,295,500        0.60 -  15.00        4.28
     Granted                               539,700       15.00 -  43.44       33.14
     Exercised                            (347,910)       0.60 -  15.00        3.52
     Canceled                              (40,500)       7.00 -  38.69       11.11
                                        -----------

     Outstanding, December 31, 1997      2,446,790        0.60 -  43.44       10.64
     Granted(*)                          2,955,265        5.06 -  13.28        8.15
     Exercised                            (551,675)       0.60 -   7.00        0.98
     Canceled(*)                        (1,993,165)       5.06 -  43.44       16.67
                                        -----------

     Outstanding December 31, 1998       2,857,215        0.60 -  27.25        5.93
     Granted                               670,000        4.28 -   7.25        5.39
     Exercised                             (56,375)       0.75 -   5.06        2.21
     Canceled                             (393,000)       5.06 -  11.16        6.78
                                        -----------

     Outstanding December 31, 1999       3,077,840      $ 0.60 - $27.25      $ 5.76
                                        ===========

--------------------------------------------------------------------------------
          (*)Includes effect of re-priced options (1,880,565 options, which had original exercise prices ranging from $7.00 to $43.44, and an original weighted average exercise price of $16.94, were re-priced in February and October 1998).

                                      OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
         ------------------------------------------------------------------------------- ------------------------------
                                        NUMBER              WEIGHTED         WEIGHTED        NUMBER         WEIGHTED
                                    OUTSTANDING AT          AVERAGE          AVERAGE       EXERCISABLE      AVERAGE
                 RANGE OF            DECEMBER 31,          REMAINING         EXERCISE     DECEMBER 31,      EXERCISE
             EXERCISE PRICES             1999           CONTRACTUAL LIFE      PRICE           1999           PRICE
         ------------------------- -----------------   ------------------- ------------- ---------------- -------------
             $ 0.60 to  $ 0.75              390,000        5.5 years              $0.63          390,000        $ 0.63
               3.33 to    4.97              100,000        7.8 years               4.15           25,000          3.33
               5.06 to    7.16            2,194,640        8.0 years               5.66          823,836          5.84
               7.20 to   11.16              370,200        7.9 years              11.01          117,300         11.07
              24.69 to   27.25               23,000        7.3 years              25.02           11,500         25.02
                                          ---------                                            ---------
                                          3,077,840                                            1,367,636
                                          =========                                            =========

     At December 31, 1999, 291,200 shares remain authorized and unissued, and options to purchase 1,367,636 shares of Common Stock were exercisable, including options granted outside the Plan.

     As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, except for options issued to non-employees, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Compensation costs of $300,000, $380,815 and $392,835 were recorded for the years ended December 31, 1999, 1998 and 1997, respectively, to reflect the cost associated with stock options granted to non-employees.

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                               1999           1998           1997
                                                         -------------    -------------   --------------
      Net loss:
          As reported................................    $(54,552,227)    $(79,161,442)    $(40,629,981)
          Pro Forma..................................     (57,537,053)    $(81,638,296)    $(43,113,692)

      Net loss per share, basic and diluted:

          As reported................................    $      (3.06)    $      (4.50)   $       (2.79)
          Pro Forma..................................    $      (3.22)    $      (4.64)   $       (2.96)

14. LEGAL PROCEEDING

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

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors of
    Kos Pharmaceuticals, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 4, 2000.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                             BALANCE AT        CHARGED TO                        BALANCE AT
                                                            BEGINNING OF        COSTS AND                            END
                     DESCRIPTION                              PERIOD            EXPENSES         DEDUCTIONS       OF PERIOD
------------------------------------------------------     --------------    --------------    -------------    --------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Fiscal year ended December 31, 1998...............         $      80         $    20            $      -          $    100
Fiscal year ended December 31, 1999...............               100             160                  22               238

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 2, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)            1.   The Financial Statements filed as part of this report are
                    listed separately in the index to Financial Statements beginning on page 29 of this report.

               2. The following Financial Statement Schedules are filed herewith:

               SCHEDULE                      DESCRIPTION
               --------                      -----------

               II Valuation and Qualifying Accounts for the Year Ended December 31, 1999.

               3.   The following exhibits are filed herewith:

               EXHIBIT
               NUMBER                        EXHIBIT DESCRIPTION
               ------                        -------------------

               3.1(1) Amended and Restated Articles of Incorporation of the Company.

               3.2(1)         Amended and Restated Bylaws of the Company.

               4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

               4.2(2)         Form of Common Stock certificate of the Company.

               10.1(1) Employment Agreement dated as of July 1, 1996, between Daniel M. Bell and the Company.

               10.2(1) Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

               10.3(1) Employment Agreement dated as of June 15, 1996, between David J. Bova and the Company.

               10.4(1)        Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

               10.5(3)        Kos Phamaceuticals, Inc. 1999 Employee Stock
                              Purchase Plan.

               10.6(1)+ Development Agreement by and between the Company and Fuisz Technologies, Ltd.

               10.7(1)+ Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

               10.8(1)+ Development Agreement by and between the Company and Fuisz Technologies, Ltd.

               10.9(1)+ Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

               10.10(1)+      License Agreement by and between the Company and
                              Upsher-Smith Laboratories, Inc., dated February 7,
                              1997.

               10.11(4) Revolving Credit and Loan Agreement dated July 1, 1998, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

               10.12(4) Promissory Note dated July 1, 1998, in favor of Michael Jaharis.

               10.13(5)+      Co-promotion Collaboration Agreement dated July
                              22, 1999, between the Company and Knoll
                              Pharmaceutical Company.

               10.14(5) Revolving Credit and Loan Agreement dated September 1, 1999, between the Company and Michael Jaharis.

               10.15 Promissory Note dated September 1, 1998, in favor of Michael Jaharis.

               10.16 Revolving Credit and Loan Agreement dated December 21, 1999, between the Company and Michael Jaharis.

               10.17 Second Amended and Restated Registration Rights Agreement effective as of December 21, 1999, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

               10.18 Amended and Restated Security Agreement dated December 21, 1999, by and between the Company and Michael Jaharis.

               10.19 Promissory Note dated December 21, 1999, in favor of Michael Jaharis.

               10.20          Non-Detachable Common Stock Purchase Warrant.

               21(1)          Subsidiaries of the Company.

               23             Consent of Arthur Andersen LLP.

               24 Powers of Attorney (included on signature page hereto).

               27             Financial Data Schedule.

----------
        (1) Filed with the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

        (2) Filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

        (3) Filed with the Company's Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999 and incorporated herein by reference.

        (4) Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended September 30, 1998, and incorporated herein by reference.

        (5) Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended September 30, 1999, and incorporated herein by reference.

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

                                    KOS PHARMACEUTICALS, INC.

                                    By:   /s/ Daniel M. Bell
                                          ---------------------------
                                          Daniel M. Bell
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Bell and Juan F. Rodriguez and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, any lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                              DATE
                  ---------                                   -----                              ----
/S/ Michael Jaharis                              Chairman of the Board                       March 16, 2000
--------------------------------------------
Michael Jaharis                                    of Directors


/S/ Daniel M. Bell                               President, Chief Executive                  March 16, 2000
--------------------------------------------
Daniel M. Bell                                     Officer, and Director
                                                 (Principal Executive Officer)


/S/ Robert E. Baldini                            Vice Chairman of the Board and              March 16, 2000
--------------------------------------------
Robert E. Baldini                                Chief Sales and Marketing Officer


/S/ Juan F. Rodriguez                            Vice President, Controller                  March 16, 2000
--------------------------------------------
Juan F. Rodriguez                                (Principal Accounting Officer)


/S/ John Brademas                                Director                                    March 16, 2000
--------------------------------------------
John Brademas


/S/ Steven Jaharis                               Director                                    March 16, 2000
--------------------------------------------
Steven Jaharis


/S/ Louis C. Lasagna                             Director                                    March 16, 2000
--------------------------------------------
Louis C. Lasagna


/S/ Mark Novitch                                 Director                                    March 16, 2000
--------------------------------------------
Mark Novitch


/S/ Frederick B. Whittemore                      Director                                    March 16, 2000
--------------------------------------------
Frederick B. Whittemore

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

10.15           Promissory Note dated September 1, 1999, in favor of Michael
                Jaharis.

10.16 Revolving Credit and Loan Agreement dated December 21, 1999, between the Company and Michael Jaharis.

10.17 Second Amended and Restated Registration Rights Agreement effective as of December 21, 1999, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.18 Amended and Restated Security Agreement dated December 21, 1999, by and between the Company and Michael Jaharis.

10.19           Promissory Note dated December 21, 1999, in favor of Michael
                Jaharis.

10.20           Non-Detachable Common Stock Purchase Warrant.

23              Consent of Arthur Andersen LLP.

27              Financial Data Schedule.