Form 10-Q
period 2000-03-31
KOS PHARMACEUTICALS INC
filed 2000-05-12
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    FLORIDA                                      65-0670898
                    -------                                      ----------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
           or Organization)                                  Identification No.)

            1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 577-3464

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No ________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                           OUTSTANDING AT APRIL 28, 2000
                -----                           -----------------------------
Common Stock, par value $.01 per share                   18,401,814

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I  - FINANCIAL INFORMATION

Item 1  -  Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of March 31, 2000
                  (unaudited) and December 31, 1999..............................................       2

                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 2000 (unaudited) and
                  1999 (unaudited)...............................................................       3

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and
                  1999 (unaudited)...............................................................       4

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............       5

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................       8

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk.............................      14

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings......................................................................      15

Item 6 -  Exhibits and Reports on Form 8-K.......................................................      16




----
NIASPAN/registered mark/and NICOSTATIN/trademark/ are trademarks of Kos Pharmaceuticals, Inc. MAVIK/registered mark/and TARKA/registered mark/are trademarks of Knoll Pharmaceutical Company.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2000          1999
                                                                           ---------      ---------
                                                                          (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents .........................................     $   3,502      $   4,336
   Trade accounts receivable, net ....................................         6,012          6,977
   Inventories .......................................................         1,046          1,086
   Prepaid expenses and other current assets .........................         3,552          2,611
                                                                           ---------      ---------
       Total current assets ..........................................        14,112         15,010

Fixed Assets, net ....................................................         9,705         10,430
Goodwill and Other Intangible Assets, net ............................           783            803
Other Assets .........................................................            94             15
                                                                           ---------      ---------
       Total assets ..................................................     $  24,694      $  26,258
                                                                           =========      =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable ..................................................     $   4,362      $   2,821
   Accrued expenses ..................................................        11,666         12,450
   Deferred revenue ..................................................            --          1,980
   Capital lease obligations .........................................           111            113
                                                                           ---------      ---------
       Total current liabilities .....................................        16,139         17,364
                                                                           ---------      ---------
Notes Payable to Shareholder .........................................        71,000         62,000
Capital Lease Obligations, net of current portion ....................            63             89

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding .....................................            --             --
   Common stock, $.01 par value, 50,000,000 shares authorized,
     18,387,305 and 18,026,024 shares issued and outstanding as
     of March 31, 2000 (unaudited) and December 31, 1999, respectively           184            180
   Additional paid-in capital ........................................       188,181        186,291
   Accumulated deficit ...............................................      (250,873)      (239,666)
                                                                           ---------      ---------

       Total shareholders' deficit ...................................       (62,508)       (53,195)
                                                                           ---------      ---------

       Total liabilities and shareholders' deficit ...................     $  24,694      $  26,258
                                                                           =========      =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                        THREE MONTHS
                                                                           ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                  2000               1999
                                                                --------           --------
                                                                       (UNAUDITED)
Revenues, net ..........................................        $ 13,366           $  5,469
Cost of sales ..........................................           1,561              1,039
                                                                --------           --------
                                                                  11,805              4,430
                                                                --------           --------
Operating Expenses:
   Research and development ............................           7,174              6,233
   Selling, general and administrative .................          14,505             13,126
                                                                --------           --------
       Total operating expenses ........................          21,679             19,359
                                                                --------           --------
Loss from operations ...................................          (9,874)           (14,929)
                                                                --------           --------
Other Expense (Income):
   Other income ........................................              --                 (6)
   Interest income, net ................................            (116)               (38)
   Interest expense-related parties ....................           1,448                329
                                                                --------           --------
       Total other expense (income) ....................           1,332                285
                                                                --------           --------

       Net loss ........................................        $(11,206)          $(15,214)
                                                                ========           ========

Net loss per share, basic and diluted ..................        $  (0.62)          $  (0.86)

Weighted average shares of Common
  Stock outstanding ....................................          18,185             17,735
Common Stock options outstanding (not included
  in the calculation of diluted loss per share
  as their impact would be antidilutive) ...............           3,719              3,067



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                         2000               1999
                                                                                       --------           --------
                                                                                               (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss ..................................................................          $(11,206)          $(15,214)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................               831                730
      Gain from disposal of fixed assets ....................................                --                 (6)
      Common Stock issued to employees ......................................               111                108
      Stock options issued to non-employees .................................                --                150
      Provision for inventory obsolescence ..................................               105                120
      Changes in operating assets and liabilities:
        Trade accounts receivable, net ......................................               965               (648)
        Prepaid expenses and other current assets ...........................              (941)              (331)
        Inventories .........................................................               (65)              (391)
        Other assets ........................................................               (78)                (3)
        Accounts payable ....................................................             1,541             (1,708)
        Accrued expenses ....................................................              (784)            (1,681)
        Deferred revenue ....................................................            (1,980)                --
                                                                                       --------           --------
               Net cash used in operating activities ........................           (11,501)           (18,874)
                                                                                       --------           --------

Cash Flows from Investing Activities:
  Capital expenditures ......................................................               (86)              (357)
                                                                                       --------           --------
               Net cash used in investing activities ........................               (86)              (357)
                                                                                       --------           --------

Cash Flows from Financing Activities:
  Net proceeds from issuance of Common Stock ................................               297                 --
  Net proceeds from exercise of stock options ...............................             1,485                 36
  Payments under capital lease obligations ..................................               (29)               (37)
  Borrowings under Notes Payable to Shareholder .............................             9,000             20,000
                                                                                       --------           --------
               Net cash provided by financing activities ....................            10,753             19,999
                                                                                       --------           --------
               Net increase (decrease) in cash and
                cash equivalents ............................................              (834)               768

Cash and cash equivalents, beginning of period ..............................             4,336              4,879
                                                                                       --------           --------

Cash and cash equivalents, end of period ....................................          $  3,502           $  5,647
                                                                                       ========           ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2000, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2000. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ended after June 15, 2000. The Company adopted SFAS 133 effective June 30, 1998, however, the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

3.   INVENTORIES

     Inventories consist of the following:

                                                      MARCH 31,       DECEMBER
                                                        2000          31, 1999
                                                     ------------   ------------
                                                            (in thousands)

         Raw materials............................      $    301       $    206
         Work in process..........................           503            269
         Finished goods...........................           242            611
                                                     ------------   ------------

              Total...............................       $ 1,046        $ 1,086
                                                     ============   ============

4.   DEFERRED REVENUE

     During the fourth quarter of 1999, certain of the Company's customers purchased abnormally high levels of the Company's NIASPAN product. The Company believed that this higher-than-expected NIASPAN demand was primarily due to these customers protecting themselves against potential complications associated with year 2000 date change issues. Because the quantity of the Company's NIASPAN product warehoused by these customers had increased well above normal levels as of December 31, 1999, the Company deferred the recognition of $2,800,000 in gross revenues and related expenses associated with the Company's estimate of these sales. Of this amount, $1,980,000, representing payments received by the Company in excess of revenue recognized during the year ended December 31, 1999, was included as "Deferred revenue" as of that date in the accompanying condensed consolidated balance sheet.

     The quantities of the NIASPAN product warehoused by these customers drastically decreased during the first quarter of 2000, and, therefore, the Company has recognized as revenue, during the quarter ended March 31, 2000, the NIASPAN shipments recorded as "Deferred revenue" as of December 31, 1999. Included in "Revenues, net" in the accompanying condensed consolidated statements of operations is $2,800,000 related to this 1999 revenue recognition deferral.

5.   NOTES PAYABLE TO SHAREHOLDER

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. Borrowings under the Credit Facility, which totaled $30 million at March 31, 2000, bear interest at the prime rate (9% as of March 31, 2000). On December 21, 1999, Mr. Jaharis agreed to extend the maturity date of the Credit Facility from December 31, 2000 to December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $41 million as of March 31, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility will be due June 30, 2005, and are subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants contain a non-detachable feature and are exercisable at any time until June 30, 2006. The Company had no borrowings outstanding under the Standby Facility as of March 31, 2000.

     Interest expense under the Credit Facility and Supplemental Credit Facility totaled approximately $1.4 million for the three months ended March 31, 2000.

6.   SUBSEQUENT EVENT

     On May 3, 2000, the Company entered into a definitive agreement with DuPont Pharmaceuticals Company ("DuPont") to form a strategic alliance for the purpose of co-promoting the Company's NICOSTATIN product, now in development, in the U.S. and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont will share in the future development and commercialization of the Company's NICOSTATIN product. Specifically, DuPont has agreed to (i) make equity investments in the Company up to $30 million through Food and Drug Administration approval of the NICOSTATIN product; (ii) pay the Company $17.5 million in milestone payments upon approval of the NICOSTATIN product; (iii) fund up to $32.5 million for future clinical development of the NICOSTATIN product; and (iv) share equally in the costs associated with promoting the NICOSTATIN product and share equally in product profits after deducting a royalty to the Company. The DuPont Agreement is subject to review and approval by the Federal Trade Commission.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through March 31, 2000, the Company had accumulated a deficit from operations of $250.9 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     The Company's revenues increased to $13.4 million for the three months ended March 31, 2000, from $5.5 million for the same period in 1999. This increase was attributable to a growth of $4.3 million in net sales of the Company's NIASPAN product; to the recognition as revenue of $2.8 million in NIASPAN product sales for which revenue recognition had been deferred, as of December 31, 1999; and to $0.8 million in co-promotion revenue resulting from the Company's co-promotion collaboration agreement with Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion and marketing of Knoll's MAVIK and TARKA products within the United

States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     Cost of sales was $1.6 million and $1 million for the three months ended March 31, 2000 and 1999, respectively. The higher cost of sales in 1999 was attributable to higher NIASPAN product revenues during the period, partially offset by efficiencies attained in the production of NIASPAN.

     The Company's research and development expenses increased to $7.2 million for the three months ended March 31, 2000, from $6.2 million for the three months ended March 31, 1999. The increased expenses related primarily to increases of $0.4 million in formulation development costs of the Company's NICOSTATIN product and other products under development, of $0.4 million in the costs of clinical trials principally associated with the NICOSTATIN product, and of $0.1 million in patent-related expenses.

     Selling, general and administrative expenses increased to $14.5 million for the three months ended March 31, 2000, from $13.1 million for the three months ended March 31, 1999. Selling expenses increased $0.9 million, primarily as a result of increases of $1.1 million in marketing costs and other costs associated with the NIASPAN product, and of $0.2 million in MAVIK and TARKA marketing expenses. These increments were partially offset by a decrease of $0.4 million in personnel and personnel related costs mostly as a result of reduced sales force operating expenses. General and administrative expenses increased to $3.4 million for the 2000 period, from $2.9 million for the preceding period, primarily as a result of an increase of $0.4 million in royalty expenses associated with the increase in net sales of the NIASPAN product.

     The Company is subject to the terms of the July 1, 1998, $30-million credit facility (the "Credit Facility"), and to the terms of the September 1, 1999, $50-million credit facility (the "Supplemental Credit Facility"), with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. Borrowings under the Credit Facility and under the Supplemental Credit Facility totaled $71 million as of March 31, 2000. The Credit Facility and the Supplemental Credit Facility bear interest at the prime rate (9% as of March 31, 2000). Interest expense under the Credit Facility and Supplemental Credit Facility totaled approximately $1.4 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively.

     The Company incurred a net loss of $11.2 million for the three months ended March 31, 2000, compared with a net loss of $15.2 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had cash and cash equivalents totaling $3.5 million and had a working capital deficiency of $2.0 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of March 31, 2000, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $9.7 million. During the three months ended March 31, 2000, the Company spent $0.1 million in capital expenditures. The Company expects to spend about $2 million in capital expenditures during the remainder of the year ending December 31, 2000.

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. Borrowings under the Credit Facility totaled $30 million as of March 31, 2000, bear interest at the prime rate (9% as of March 31, 2000), and will be due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $41 million as of March 31, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of March 31, 2000, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock would have resulted in the issuance of 8,350,305 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility will be due June 30, 2005, and are subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants contain a non-detachable feature and are exercisable at any time until June 30, 2006. The Company had no borrowings outstanding under the Standby Facility as of March 31, 2000. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Funding Arrangement and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its NIASPAN product. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses and by its ability to obtain regulatory approval for its NICOSTATIN product. The Company's failure to generate substantial growth in the sales of NIASPAN, reduce operating expenses, obtain regulatory approval for its NICOSTATIN product, or meet the conditions necessary for the Company to obtain funding under the Supplemental Funding Arrangement and Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the NIASPAN product; the Company's ability to obtain approval from the Food and Drug Administration ("FDA") for the New Drug Application ("NDA") for the NICOSTATIN product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the NIASPAN product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, under the caption "Forward-Looking
Information: Certain Cautionary Statements".

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

UNCERTAINTIES RELATED TO FDA APPROVAL OF THE NICOSTATIN PRODUCT

     The Company has not yet submitted a new drug application to the FDA for the NICOSTATIN product. If the FDA believes that the results of the pivotal clinical trials for NICOSTATIN do not establish the safety and efficacy of NICOSTATIN in the treatment of any or all of the referenced indications, the Company will not receive the approvals necessary to market NICOSTATIN. Failure to obtain FDA approval to market NICOSTATIN would have a material adverse effect on the Company, including receipt of milestone payments under the co-promotion agreement for NICOSTATIN. The Company may be required to conduct additional clinical trials in order to demonstrate the safety and efficacy of NICOSTATIN. Such trials, among other things, could delay the filing and approval of the NDA for NICOSTATIN, which could have a material adverse effect on the Company. There can be no assurance that the Company will obtain regulatory approval for the commercialization of NICOSTATIN on a timely basis, or at all.

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

         (b) Reports on Form 8-K:

             There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

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

                                  KOS PHARMACEUTICALS, INC.

Date:    May 12, 2000             By:  /S/ DANIEL M. BELL
                                       -------------------------------
                                        Daniel M. Bell, President and
                                          Chief Executive Officer

Date:    May 12, 2000             By:  /S/ JUAN F. RODRIGUEZ
                                       -------------------------------
                                        Juan F. Rodriguez, Vice President,
                                                 Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------

27                                      Financial Data Schedule