Form 10-Q
period 2000-06-30
KOS PHARMACEUTICALS INC
filed 2000-08-09
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark    One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________

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

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at August 4, 2000
         -----                                     -----------------------------
Common Stock, par value $.01 per share                      19,828,615

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I  - FINANCIAL INFORMATION

Item 1  -  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  (unaudited) and December 31, 1999......................................         2

                  Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 (unaudited)
                  and 1999 (unaudited)...................................................         3

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 2000 (unaudited) and
                  1999 (unaudited).......................................................         4

                  Notes to Condensed Consolidated Financial Statements (unaudited).......         5

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................................         9

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk.....................        16

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings..............................................................        17

Item 4 -  Submission of Matters to a Vote of Security Holders............................        18

Item 6 -  Exhibits and Reports on Form 8-K...............................................        20



----
Niaspan(R)and Nicostatin(TM)are trademarks of Kos Pharmaceuticals, Inc. Mavik(R)and Tarka(R)are trademarks of Knoll Pharmaceutical Company.

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       June 30,    December 31,
                                                                         2000         1999
                                                                     -----------   -----------
                                                                     (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ....................................     $   3,929     $   4,336
   Trade accounts receivable, net ...............................         5,514         6,977
   Inventories ..................................................         1,591         1,086
   Prepaid expenses and other current assets ....................         2,928         2,611
                                                                      ---------     ---------

       Total current assets .....................................        13,962        15,010

Fixed Assets, net ...............................................         9,257        10,430
Goodwill and Other Intangible Assets, net .......................           763           803
Other Assets ....................................................            63            15
                                                                      ---------     ---------

       Total assets .............................................     $  24,045     $  26,258
                                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable .............................................     $   3,465     $   2,821
   Accrued expenses .............................................        11,849        12,450
   Deferred revenue .............................................            --         1,980
   Capital lease obligations ....................................           101           113
                                                                      ---------     ---------

       Total current liabilities ................................        15,415        17,364
                                                                      ---------     ---------

Notes Payable to Shareholder ....................................        63,000        62,000
Capital Lease Obligations, net of current portion ...............            25            89

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding ................................            --            --
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,729,795 and 18,026,024 shares issued and outstanding as
     of June 30, 2000 and December 31, 1999, respectively .......           197           180
   Additional paid-in capital ...................................       208,551       186,291
   Accumulated deficit ..........................................      (263,143)     (239,666)
                                                                      ---------     ---------
       Total shareholders' deficit ..............................       (54,395)      (53,195)
                                                                      ---------     ---------
       Total liabilities and shareholders' deficit ..............     $  24,045     $  26,258
                                                                      =========     =========



   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      Three Months                 Six Months
                                                                          Ended                       Ended
                                                                        June 30,                    June 30,
                                                                --------------------------  --------------------------
                                                                   2000          1999          2000          1999
                                                                ------------  ------------  ------------  ------------
                                                                       (Unaudited)                 (Unaudited)
Revenues, net.................................................   $   10,159     $  7,288      $  23,525     $  12,757
Cost of sales.................................................        1,131        1,202          2,692         2,241
                                                                ------------ -------------  ------------  ------------
   Gross profit...............................................        9,028        6,086         20,833        10,516
                                                                ------------ -------------  ------------  ------------

Operating Expenses:
   Research and development...................................        6,125        7,328         13,300        13,561
   Selling, general and administrative........................       13,502       14,222         28,008        27,348
                                                                ------------ -------------  ------------  ------------
       Total operating expenses...............................       19,627       21,550         41,308        40,909
                                                                ------------ -------------  ------------  ------------
Loss from operations..........................................      (10,599)     (15,464)       (20,475)      (30,393)
                                                                ------------ -------------  ------------  ------------
Other Expense (Income):
   Interest income, net.......................................          (40)         (46)          (156)         (101)
   Interest expense-related parties...........................        1,711          679          3,158         1,019
                                                                ------------ -------------  ------------  ------------
       Total other expense....................................        1,671          633          3,002           918
                                                                ------------ -------------  ------------  ------------
       Net loss...............................................   $  (12,270)    $(16,097)      $(23,477)    $ (31,311)
                                                                ============ =============  ============  ============

Net loss per share, basic and diluted.........................   $    (0.65)    $  (0.90)     $   (1.27)    $   (1.76)

Weighted average shares of Common
  Stock outstanding...........................................       18,849       17,801         18,517        17,769
Common Stock options outstanding (not included
  in the calculation of diluted loss per share
  as their impact would be antidilutive)......................        3,823        3,174          3,823         3,174



   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           -------------------------
                                                                                              2000         1999
                                                                                           ------------ ------------
                                                                                                 (Unaudited)
Cash Flows from Operating Activities:
  Net loss............................................................................       $(23,477)    $(31,311)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts.................................................             50          -
      Depreciation and amortization...................................................          1,650        1,477
      Provision for inventory obsolescence............................................            210          385
      Loss from disposal of fixed assets..............................................            -             (6)
      Common Stock issued to employees................................................            238          301
      Stock options issued to non-employees...........................................            -            300
      Changes in operating assets and liabilities:
        Trade accounts receivable, net................................................          1,414       (1,155)
        Prepaid expenses and other current assets.....................................           (317)         310
        Inventories...................................................................           (716)        (713)
        Other assets..................................................................            (48)         -
        Accounts payable..............................................................            644       (1,398)
        Accrued expenses..............................................................           (601)         900
        Deferred revenue..............................................................         (1,980)         -
                                                                                           ------------ ------------
               Net cash used in operating activities..................................        (22,933)     (30,910)
                                                                                           ------------ ------------
Cash Flows from Investing Activities:
  Capital expenditures................................................................           (436)        (747)
                                                                                           ------------ ------------
               Net cash used in investing activities..................................           (436)        (747)
                                                                                           ------------ ------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of Common Stock..........................................         20,297          -
  Net proceeds from exercise of stock options.........................................          1,742           79
  Payments under capital lease obligations............................................            (77)         (72)
  Borrowings under Notes Payable to Shareholder.......................................         21,000       32,000
  Payment of Notes Payable to Shareholder.............................................        (20,000)         -
                                                                                           ------------ ------------
               Net cash provided by financing activities..............................         22,962       32,007
                                                                                           ------------ ------------
               Net increase (decrease) in cash and
                cash equivalents......................................................           (407)         350

Cash and cash equivalents, beginning of period........................................          4,336        4,879
                                                                                           ------------ ------------
Cash and cash equivalents, end of period..............................................       $  3,929     $  5,229
                                                                                           ============ ============



   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2000, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2000. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2.   Recent Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for fiscal years ended after June 15, 2000. The Company adopted SFAS 133 effective June 30, 1998, however, the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

     Revenue Recognition

     On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition" ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 will be effective for the Company during the quarter ended December 31, 2000. Specific items discussed in SAB 101 include up-front fees when the seller has significant continuing involvement, and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material effect on the financial statements of the Company.

     Accounting for Sales Incentives

     In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", ("EITF Issue No. 00-14") which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. EITF Issue No. 00-14 will be effective for the Company during the quarter ending September 30, 2000. Sales incentives within the scope of this issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized the reduction in or refund of the selling price should be classified as a reduction of revenue. However, if the sales incentive is a free product or service delivered at the time of sale the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 is not expected to have a material effect on the financial statements of the Company.

3.   Inventories

     Inventories consist of the following:

                                                   June 30,          December
                                                     2000            31, 1999
                                                 ------------      ------------
                                                        (in thousands)

         Raw materials...........................  $    302           $   206
         Work in process.........................     1,034               269
         Finished goods..........................       255               611
                                                 ------------      ------------

              Total..............................  $  1,591           $ 1,086
                                                 ============      ============

4.   Deferred Revenue

     During the fourth quarter of 1999, certain of the Company's customers purchased abnormally high levels of the Company's Niaspan product. The Company believed that this higher-than-expected Niaspan demand was primarily due to these customers protecting themselves against potential complications associated with year 2000 date change issues. Because the quantity of the Company's Niaspan product warehoused by these customers had increased well above normal levels as of December 31, 1999, the Company deferred the recognition of $2,800,000 in gross revenues and related expenses associated with the Company's estimate of these excess sales. Of this amount, $1,980,000, representing payments received by the Company in excess of revenue recognized during the year ended December 31, 1999, was included as "Deferred revenue" as of that date in the accompanying condensed consolidated balance sheet.

     The Company has recognized as revenue, during the six months ended June 30, 2000, the Niaspan shipments recorded as "Deferred revenue" as of December 31, 1999. Included in "Revenues, net" in the accompanying consolidated statements of operations is $2,800,000 related to this 1999 revenue recognition deferral.

5.   Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20-million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility, which totaled $10 million at June 30, 2000, bear interest at the prime rate (9.5% as of June 30, 2000), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $3 million as of June 30, 2000, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants contain a non-detachable feature and are exercisable at any time until June 30, 2006.

     Interest expense under the Credit Facility, Supplemental Credit Facility, and Standby Facility totaled approximately $3.2 million for the six months ended June 30, 2000.

6.   Strategic Alliance

     The Company entered into an agreement, effective May 3, 2000, with DuPont to form a strategic alliance for the purpose of co-promoting the Company's Nicostatin product, now in development, in the United States and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont will share in the future development and commercialization of the Company's Nicostatin product. Specifically, DuPont has agreed to (i) make equity investments in the Company up to $30 million through Food and Drug Administration approval of the Nicostatin product; (ii) pay the Company $17.5 million in milestone payments upon approval of the Nicostatin product; (iii) fund up to $32.5 million for future clinical development of the Nicostatin product; and (iv) share equally in the costs associated with promoting the Nicostatin product and share equally in product profits after deducting a royalty to the Company. Accordingly, on May 31, 2000, DuPont made a $20-million equity investment in the Company. This equity investment resulted in the issuance of 1,250,000 shares of the Company's Common Stock to DuPont.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 2000, the Company had accumulated a deficit from operations of $263.1 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

Results of Operations

     Six Months Ended June 30, 2000 and 1999

     The Company's revenues increased to $23.5 million for the six months ended June 30, 2000, from $12.8 million for the same period in 1999. This increase was attributable to a growth of $6.1 million in net sales of the Company's Niaspan product; to the recognition as revenue of $2.8 million in Niaspan product sales for which revenue recognition had been deferred as of December 31, 1999; and to $1.8 million in co-promotion revenue resulting from the Company's co-promotion agreement with

      Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion of Knoll's Mavik and Tarka products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     Cost of sales was $2.7 million and $2.2 million for the six months ended June 30, 2000 and 1999, respectively. The higher cost of sales in 2000 was attributable to higher Niaspan volume during the period, partially offset by efficiencies attained in the production of Niaspan.

     The Company's research and development expenses decreased to $13.3 million for the six months ended June 30, 2000, from $13.6 million for the six months ended June 30, 1999. The decreased expenses related primarily to decreases of $0.9 million in the costs of clinical trials resulting from the completion of most of the clinical trial activities associated with the projected submission of a New Drug Application ("NDA") to the U.S. Food and Drug Administration for the Company's Nicostatin product later this year, and to a decrease of $0.3 million in the cost of medical education programs in support of Niaspan. These decreases were partially offset by increases of $0.3 million in formulation development costs for products under development, of $0.3 million in personnel and personnel related costs, of $0.2 million in consulting fees principally associated with the projected NDA submission for the Nicostatin product, and of $0.1 million in patent-related expenses.

     Selling, general and administrative expenses increased to $28.0 million for the six months ended June 30, 2000, from $27.4 million for the six months ended June 30, 1999. Overall 2000 selling expenses remained at approximately the same level as those incurred during 1999. Within selling expenses, marketing expenses grew by $1.7 million in 2000 primarily as result of marketing costs associated with Mavik and Tarka, but these increments were offset by a decrease of $1.7 million in sales force operating expenses. General and administrative expenses increased to $6.7 million for the 2000 period, from $6.0 million for the preceding period, primarily as a result of an increase of $0.5 million in royalty expenses associated with the increase in net sales of the Niaspan product.

     The Company is subject to the terms of the July 1, 1998, $30-million credit facility (the "Credit Facility"), the September 1, 1999, $50-million credit facility (the "Supplemental Credit Facility"), and the December 21, 1999, $50-million credit facility (the "Standby Facility"), with Michael Jaharis, Chairman of the Company's Board of Directors and a significant shareholder. Borrowings under these credit facilities totaled $63 million as of June 30, 2000. The Credit Facility and the Supplemental Credit Facility bear interest at the prime rate (9.5% as of June 30, 2000). Interest expense under the Credit Facility and Supplemental Credit Facility totaled approximately $3.2 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively.

     The Company incurred a net loss of $23.5 million for the six months ended June 30, 2000, compared with a net loss of $31.3 million for the six months ended June 30, 1999.

     Three Months Ended June 30, 2000 and 1999

     The Company's revenues increased to $10.2 million for the three months ended June 30, 2000, from $7.3 million for the same period in 1999. This increase was attributable to a growth of $1.9 million in net sales of the Company's Niaspan product, and to $1.0 million in co-promotion revenue resulting from the Company's co-promotion collaboration agreement with Knoll for the promotion of Knoll's Mavik and Tarka products within the United States.

     Cost of sales was $1.1 million and $1.2 million for the three months ended June 30, 2000 and 1999, respectively. The lower cost of sales in 2000 was attributable to higher efficiencies obtained in the production of the Niaspan product, offset by the cost of higher volume during the period.

     The Company's research and development expenses decreased to $6.1 million for the three months ended June 30, 2000, from $7.3 million for the three months ended June 30, 1999. The reduced expenses related primarily to decreases of $1.2 million in clinical trials costs resulting from the completion of clinical trial activities associated with the projected NDA submission for the Nicostatin product, and to a decrease of $0.2 million in the cost of medical education programs in support of Niaspan. These decreases were partially offset by $0.2 million in consulting fees principally associated with the NDA submission for the Nicostatin product.

     Selling, general and administrative expenses decreased to $13.5 million for the three months ended June 30, 2000, from $14.2 million for the three months ended June 30, 1999. Selling expenses decreased $0.9 million, primarily as a result of a decrease of $1.4 million in personnel and personnel related costs mostly as a result of reduced sales force operating expenses. These decreases were partially offset by a net increase of $0.5 million in marketing costs, mostly as a result of an increase of $1.3 million in Mavik and Tarka marketing expenses. General and administrative expenses increased to $3.3 million for the 2000 period, from $3.1 million for the preceding period, primarily as a result of an increase of $0.1 million in royalty expenses associated with the increase in net sales of the Niaspan product.

     Interest expense under the Company's credit facilities with Michael Jaharis totaled approximately $1.7 million and $0.7 million for the three months ended June 30, 2000 and 1999, respectively.

     The Company incurred a net loss of $12.3 million for the three months ended June 30, 2000, compared with a net loss of $16.1 million for the three months ended June 30, 1999.

Liquidity and Capital Resources

     At June 30, 2000, the Company had cash and cash equivalents totaling $3.9 million and had a working capital deficiency of $1.5 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of June 30, 2000, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $9.3 million. During the six months ended June 30, 2000, the Company spent $0.4 million in capital expenditures. The Company expects to spend about $2 million in capital expenditures during the remainder of the year ending December 31, 2000.

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20-million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of June 30, 2000, bear interest at the prime rate (9.5% as of June 30, 2000), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of June 30, 2000, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Funding Arrangement into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $3 million as of June 30, 2000, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants contain a non-detachable feature and are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Funding Arrangement and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its Niaspan product and to file and receive approval of the NDA for the Company's Nicostatin product on a timely basis. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Nicostatin product, or meet the conditions necessary for the Company to obtain funding under the Credit Facility and Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the Niaspan product; the Company's ability to file and obtain approval from the Food and Drug Administration ("FDA") on a timely basis for the New Drug Application ("NDA") for the Nicostatin product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the Niaspan product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, under the caption "Forward-Looking Information: Certain Cautionary Statements".

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

Uncertainties Related to FDA Approval of the Nicostatin Product

     The Company has not yet submitted an NDA to the FDA for the Nicostatin product. If the FDA believes that the results of the pivotal clinical trials for Nicostatin do not establish the safety and efficacy of Nicostatin in the treatment of any or all of the referenced indications, the Company will not receive the approvals necessary to market Nicostatin. Failure to obtain FDA approval to market Nicostatin on a timely basis would have a material adverse effect on the Company, including delaying or terminating the Company's right to receive milestone payments under the co-promotion agreement for Nicostatin. The Company may be required to conduct additional clinical trials in order to demonstrate the safety and efficacy of Nicostatin. Such trials, among other things, could delay the filing and approval of the NDA for Nicostatin, which could have a material adverse effect on the Company. There can be no assurance that the Company will obtain regulatory approval for the commercialization of Nicostatin on a timely basis, or at all.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On April 11, 2000, the Company held its 2000 Annual Meeting of Shareholders in Miami, Florida. Only holders of record of Common Stock on March 1, 2000 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 18,251,529 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1:    To elect eight directors of the Company to serve until the 2001
               Annual Meeting of Shareholders and until their successors have been elected and qualified.

     Set forth below is information regarding the shares of Common Stock voted in the election of the eight directors.

               Name                             For       Against    Withheld
               ----                             ---       -------    --------
               Michael Jaharis              16,595,694     4,260       None
               Daniel M. Bell               16,595,593     4,361       None
               Robert E. Baldini            16,595,679     4,275       None
               John Brademas                16,595,979     3,975       None
               Steven Jaharis               16,596,094     3,860       None
               Louis C. Lasagna             16,595,994     3,960       None
               Mark Novitch                 16,596,079     3,875       None
               Frederick B. Whittemore      16,596,094     3,860       None

Proposal 2:    To amend the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan to
               increase from 4,000,000 to 7,000,000 the number of shares of the Company's Common Stock that may be issued thereunder.

     Set forth below is information regarding the shares of Common Stock voted to amend the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.


               Votes FOR                   11,632,876
               Votes AGAINST                  567,678
               Votes WITHHELD                  40,290

Proposal 3:    To ratify the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2000.

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

               Votes FOR                   16,584,922
               Votes AGAINST                    6,847
               Votes WITHHELD                   8,185

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  3.1*     Amended and Restated Articles of Incorporation of the
                           Company.
                  3.2*     Amended and Restated Bylaws of the Company.
                  4.1      See Exhibits 3.1 and 3.2 for provisions of the
                           Amended and Restated Articles of Incorporation and
                           Amended and Restated Bylaws of the Company defining
                           the rights of holders of Common Stock of the Company.
                  4.2**    Form of Common Stock certificate of the Company.
                  10.1+    Copromotion and Future Development Agreement dated
                           May 3, 2000, between the Company and DuPont
                           Pharmaceuticals Company.
                  10.2     Stock Purchase Agreement dated May 3, 2000, between
                           the Company and DuPont Pharmaceuticals Company.
                  27       Financial Data Schedule.

         (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

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

                                  KOS PHARMACEUTICALS, INC.

Date:  August 10, 2000                 By: /s/ Daniel M. Bell
                                           ---------------------
                                           Daniel M. Bell, President and
                                           Chief Executive Officer




Date:  August 10, 2000                 By: /s/ Juan F. Rodriguez
                                           ---------------------
                                           Juan F. Rodriguez, Vice
                                           President, Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

10.1+                              Copromotion and Future Development Agreement
                                   dated May 3, 2000, between the Company and
                                   DuPont Pharmaceuticals Company.
10.2                               Stock Purchase Agreement dated May 3, 2000,
                                   between the Company and DuPont
                                   Pharmaceuticals Company.
27                                 Financial Data Schedule




-----

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to rule 24b-2 of the Securities Exchange Act of 1934.