Form 10-Q/A
period 2000-06-30
KOS PHARMACEUTICALS INC
filed 2000-08-10
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                   FORM 10-Q/A

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

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           -------------------------
                                                                                              2000         1999
                                                                                           ------------ ------------
                                                                                                 (Unaudited)
Cash Flows from Operating Activities:
  Net loss............................................................................       $(23,477)    $(31,311)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts.................................................             50          -
      Depreciation and amortization...................................................          1,650        1,477
      Provision for inventory obsolescence............................................            210          385
      Gain from sale of fixed assets..................................................            -             (6)
      Common Stock issued to employees................................................            238          301
      Stock options issued to non-employees...........................................            -            300
      Changes in operating assets and liabilities:
        Trade accounts receivable, net................................................          1,414       (1,155)
        Prepaid expenses and other current assets.....................................           (317)         310
        Inventories...................................................................           (716)        (713)
        Other assets..................................................................            (48)         -
        Accounts payable..............................................................            644       (1,398)
        Accrued expenses..............................................................           (601)         900
        Deferred revenue..............................................................         (1,980)         -
                                                                                           ------------ ------------
               Net cash used in operating activities..................................        (22,933)     (30,910)
                                                                                           ------------ ------------
Cash Flows from Investing Activities:
  Capital expenditures................................................................           (436)        (747)
                                                                                           ------------ ------------
               Net cash used in investing activities..................................           (436)        (747)
                                                                                           ------------ ------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of Common Stock..........................................         20,297          -
  Net proceeds from exercise of stock options.........................................          1,742           79
  Payments under capital lease obligations............................................            (77)         (72)
  Borrowings under Notes Payable to Shareholder.......................................         21,000       32,000
  Payment of Notes Payable to Shareholder.............................................        (20,000)         -
                                                                                           ------------ ------------
               Net cash provided by financing activities..............................         22,962       32,007
                                                                                           ------------ ------------
               Net increase (decrease) in cash and
                cash equivalents......................................................           (407)         350

Cash and cash equivalents, beginning of period........................................          4,336        4,879
                                                                                           ------------ ------------
Cash and cash equivalents, end of period..............................................       $  3,929     $  5,229
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

     Selling, general and administrative expenses increased to $28.0 million for the six months ended June 30, 2000, from $27.3 million for the six months ended June 30, 1999. Overall 2000 selling expenses remained at approximately the same level as those incurred during 1999. Within selling expenses, marketing expenses grew by $1.7 million in 2000 primarily as result of marketing costs associated with Mavik and Tarka, but these increments were offset by a decrease of $1.7 million in sales force operating expenses. General and administrative expenses increased to $6.7 million for the 2000 period, from $6.0 million for the preceding period, primarily as a result of an increase of $0.5 million in royalty expenses associated with the increase in net sales of the Niaspan product.

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

     Set forth below is information regarding the shares of Common Stock voted in the election of the eight directors.

               Name                             For       Against    Withheld
               ----                             ---       -------    --------
               Michael Jaharis              17,914,504     6,160       None
               Daniel M. Bell               17,914,403     6,261       None
               Robert E. Baldini            17,914,489     6,175       None
               John Brademas                17,914,789     5,875       None
               Steven Jaharis               17,914,904     5,760       None
               Louis C. Lasagna             17,914,804     5,860       None
               Mark Novitch                 17,914,889     5,775       None
               Frederick B. Whittemore      17,914,904     5,760       None

Proposal 2:    To amend the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan to
               increase from 4,000,000 to 7,000,000 the number of shares of the Company's Common Stock that may be issued thereunder.

     Set forth below is information regarding the shares of Common Stock voted to amend the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.


               Votes FOR                   11,800,849
               Votes AGAINST                1,889,327
               Votes WITHHELD                  40,490

Proposal 3:    To ratify the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2000.

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

               Votes FOR                   17,905,132
               Votes AGAINST                    7,347
               Votes WITHHELD                   8,185

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