Form 10-Q
period 2000-09-30
KOS PHARMACEUTICALS INC
filed 2000-11-13
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __/checkmark/__ No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at November 3, 2000
         -----                                   -------------------------------
Common Stock, par value $.01 per share                    19,906,016

                            KOS PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                             Page
PART I  - FINANCIAL INFORMATION

Item 1  -  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2000
                  (unaudited) and December 31, 1999..............................................            2

                  Condensed Consolidated Statements of Operations for
                  the three months and nine months ended September 30, 2000 (unaudited)
                  and 1999 (unaudited)...........................................................            3

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and
                  1999 (unaudited)...............................................................            4

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............            5

Item 2 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................................            9

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk.............................           16

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings......................................................................           17

Item 6 -  Exhibits and Reports on Form 8-K.......................................................           18

--------
Niaspan(R) is a trademark of Kos Pharmaceuticals, Inc.
Mavik(R) and Tarka(R) are trademarks of Knoll Pharmaceutical Company.

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       September 30,      December 31,
                                                                                             2000             1999
                                                                                       -------------      ------------
                                                                                         (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents.........................................................      $   5,333        $   4,336
   Trade accounts receivable, net....................................................          8,922            6,977
   Inventories.......................................................................          1,794            1,086
   Prepaid expenses and other current assets.........................................          2,471            2,611
                                                                                         -------------    --------------
       Total current assets..........................................................         18,520           15,010

Fixed Assets, net....................................................................          8,589           10,430
Other Assets.........................................................................            888              818
                                                                                         -------------    --------------

       Total assets..................................................................       $ 27,997         $ 26,258
                                                                                         =============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable..................................................................      $   3,010        $   2,821
   Accrued expenses..................................................................         13,917           12,450
   Deferred revenue collected........................................................            140            1,980
   Capital lease obligations.........................................................             80              113
                                                                                         -------------    --------------
       Total current liabilities.....................................................         17,147           17,364

Notes Payable to Shareholder.........................................................         72,000           62,000
Capital Lease Obligations, net of current portion....................................              7               89

                                                                                         -------------    --------------
       Total liabilities.............................................................         89,154           79,453
                                                                                         -------------    --------------

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding.....................................................           -                -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,903,294 and 18,026,024 shares issued and outstanding as
     of September 30, 2000 and December 31, 1999, respectively.......................            199              180
   Additional paid-in capital........................................................        209,296          186,291
   Accumulated deficit...............................................................       (270,652)        (239,666)
                                                                                         -------------    --------------

       Total shareholders' deficit...................................................        (61,157)         (53,195)
                                                                                         -------------    --------------

       Total liabilities and shareholders' deficit...................................       $ 27,997         $ 26,258
                                                                                         =============    ==============

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      Three Months                Nine Months
                                                                          Ended                       Ended
                                                                      September 30,              September 30,
                                                                -------------------------- ---------------------------
                                                                   2000          1999          2000          1999
                                                                ------------  ------------ -------------  ------------
                                                                       (Unaudited)                (Unaudited)

Revenues, net.................................................     $16,559      $10,249        $40,085       $23,005
Cost of sales.................................................       1,407        1,386         4,099          3,627
                                                                ------------ ------------- -------------  ------------

   Gross profit...............................................      15,152        8,863        35,986         19,378
                                                                ------------ ------------- -------------  ------------

Operating Expenses:
   Research and development...................................       6,230        6,513        19,530         20,073
   Selling, general and administrative........................      14,850       14,294        42,857         41,643
                                                                ------------ ------------- -------------  ------------

       Total operating expenses...............................      21,080       20,807        62,387         61,716
                                                                ------------ ------------- -------------  ------------
Loss from operations..........................................      (5,928)     (11,944)      (26,401)       (42,338)
                                                                ------------ ------------- -------------  ------------
Other Expense (Income):
   Other income...............................................         -             (8)         -               (13)
   Interest income, net.......................................         (67)         (50)         (222)          (145)
   Interest expense-related parties...........................       1,649          976         4,807          1,994
                                                                ------------ ------------- -------------  ------------

       Total other expense (income)...........................       1,582          918         4,585          1,836
                                                                ------------ ------------- -------------  ------------

       Net loss...............................................    $ (7,510)    $(12,862)     $(30,986)      $(44,174)
                                                                ============ ============= =============  ============

Net loss per share, basic and diluted.........................  $    (0.38)    $  (0.72)     $  (1.64)      $  (2.48)

Weighted average shares of Common
  Stock outstanding...........................................      19,849       17,889        18,965         17,809

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         -----------------------------
                                                                                              2000           1999
                                                                                         ---------------  ------------
                                                                                                 (Unaudited)

Cash Flows from Operating Activities:
  Net loss........................................................................... .     $(30,986)      $(44,174)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts.................................................            50            -
      Provision for inventory obsolescence............................................           315            843
      Depreciation and amortization...................................................         2,446          2,238
      Gain from disposal of fixed assets..............................................          -               (13)
      Common Stock issued to employees................................................           393            442
      Common Stock options issued to non-employees....................................          -               300
      Changes in operating assets and liabilities:
        Trade accounts receivable, net................................................        (1,995)        (1,734)
        Prepaid expenses and other current assets.....................................           140         (2,159)
        Inventories...................................................................        (1,023)        (1,013)
        Other assets..................................................................          (130)           -
        Accounts payable..............................................................           189           (736)
        Accrued expenses..............................................................         1,467          3,113
        Deferred revenue..............................................................        (1,840)           -
                                                                                         --------------  -------------
               Net cash used in operating activities..................................       (30,974)       (42,893)
                                                                                         --------------  -------------
Cash Flows from Investing Activities:
  Capital expenditures................................................................          (545)          (970)
                                                                                         --------------  -------------
               Net cash used in investing activities..................................          (545)          (970)
                                                                                         --------------  -------------
Cash Flows from Financing Activities:
  Proceeds from common stock issued under Employee Stock Purchase Plan...                        719            272
  Net proceeds from issuance of common stock .........................................        20,000            -
  Net proceeds from exercise of stock options.........................................         1,911            119
  Payments under capital lease obligations............................................          (114)          (105)
  Borrowings under Notes Payable to Shareholder.......................................        30,000         44,000
  Payment of Notes Payable to Shareholder.............................................       (20,000)           -
                                                                                         --------------  -------------
               Net cash provided by financing activities..............................        32,516         44,286
                                                                                         --------------  -------------
               Net increase in cash and cash equivalents..............................           997            423

Cash and cash equivalents, beginning of period........................................         4,336          4,879
                                                                                         --------------  -------------
Cash and cash equivalents, end of period..............................................       $ 5,333         $5,302
                                                                                         ==============  =============

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended September 30, 2000, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2000. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

       Revenue Recognition

     On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition" ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 will be effective for the Company during the quarter ended December 31, 2000. Specific items discussed in SAB 101 include up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material effect on the financial statements of the Company.

       Accounting for Sales Incentives

     In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF Issue No. 00-14"), which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Company adopted the provisions of EITF Issue No. 00-14 effective September 30, 2000. The adoption of EITF Issue No. 00-14 did not have a material impact on Kos' financial condition or results of operations.

3. Loss per Share

     The Company excludes the effect of common stock equivalents from its calculation of basic and diluted loss per share because the impact of such items is antidilutive. At September 30, the following common stock equivalents were excluded from the calculation of weighted average shares of Common Stock outstanding:

                                                     2000               1999
                                                 -------------      ------------
                                                         (in thousands)

         Stock options outstanding..............       3,771              2,967
         Convertible Note/Warrants..............      12,583              4,684
                                                 -------------      ------------
              Total.............................      16,354              7,651
                                                 =============      ============


4. Inventories

     Inventories consist of the following:

                                                 September 30,      December 31,
                                                     2000               1999
                                                 -------------      ------------
                                                         (in thousands)

         Raw materials..........................    $    304           $    206
         Work in process........................         708                269
         Finished goods.........................         782                611
                                                 -------------      ------------

              Total.............................     $ 1,794            $ 1,086
                                                 =============      ============

5. Deferred Revenue Collected

     The Company periodically evaluates the inventory position of its customers to determine whether abnormally high inventory levels of the Niaspan product exist throughout the product distribution channel. If any such inventory levels are identified, the Company's policy is to defer recognition of the revenue and related expenses associated with the excess inventory held by customers until the amount of such inventories returns to normal levels. During the third quarter of 2000 and the fourth quarter of 1999, certain of the Company's customers purchased abnormally high levels of the Niaspan product. As a result, as of September 30, 2000 and December 31, 1999, the level of the Niaspan product warehoused by these customers was well above normal levels. Accordingly, the Company deferred recognition of $2.0 million in gross revenues and related expenses associated with third quarter 2000 product shipments, and the recognition of $2.8 million in gross revenues and related expenses associated with 1999 product shipments until such time as the level of the Niaspan product warehoused by these customers returns to normal levels. Included in "Deferred revenue collected" in the accompanying consolidated balance sheets are $140,000 and $1,980,000 as of September 30, 2000 and December 31, 1999, respectively, representing payments received on Niaspan product shipments for which revenue recognition has been deferred.

6. Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20-million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility, which totaled $10 million at September 30, 2000, bear interest at the prime rate (9.5% as of September 30, 2000), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $12 million as of September 30, 2000, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     Interest expense under the Credit Facility, Supplemental Credit Facility, and Standby Facility totaled approximately $4.8 million for the nine months ended September 30, 2000.

7. Strategic Alliance

     The Company entered into an agreement, effective May 3, 2000, with DuPont to form a strategic alliance for the purpose of co-promoting the Company's single-tablet Niaspan/lovastatin combination product (the "Combination Product"), now in development, in the United States and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont will share in the future development and commercialization of the Company's Combination Product. Specifically, DuPont has agreed (i) to make equity investments in the Company up to $30 million through the date of Food and Drug Administration approval of the Combination Product; (ii) to pay the Company $17.5 million in milestone payments upon approval of the Combination Product; (iii) to fund up to $32.5 million for future clinical development of the Combination Product; and (iv) to share equally in the costs associated with promoting the Combination Product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company's Common Stock.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through September 30, 2000, the Company had accumulated a deficit from operations of $270.7 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

Results of Operations

       Nine Months Ended September 30, 2000 and 1999

     The Company's revenues increased to $40.1 million for the nine months ended September 30, 2000, from $23.0 million for the same period in 1999. This increase was attributable to a growth of $13.1 million in net sales of the Company's Niaspan product; to the recognition as revenue of $2.8 million in Niaspan product sales for which revenue recognition had been deferred as of December 31, 1999; and to an increase of $1.2 million in co-promotion revenue resulting from the Company's co-promotion agreement with Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion of Knoll's Mavik and Tarka products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     During the quarter ended September 30, 2000, certain customers of the Company purchased abnormally high levels of the Niaspan product. The Company believes that this higher than expected Niaspan demand was primarily due to seasonal fluctuations in customer purchasing patterns. As a result, at September 30, 2000, the amount of the Company's Niaspan product being warehoused by these customers were well above normal levels. The Company has deferred the recognition, during the 2000 period, of $2.0 million in revenues and related expenses associated with these sales until the level of the Company's Niaspan product warehoused by these customers returns to normal levels.

     Cost of sales was $4.1 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively. The higher cost of sales in 2000 was attributable to higher Niaspan volume during the period, partially offset by efficiencies attained in the production of Niaspan.

     The Company's research and development expenses decreased to $19.5 million for the nine months ended September 30, 2000, from $20.1 million for the nine months ended September 30, 1999. The decreased expenses related primarily to decreases of $2.0 million in the costs of clinical trials resulting from the completion of most of the clinical trial activities associated with the submission of a New Drug Application ("NDA") to the U.S. Food and Drug Administration for the Company's single-tablet Niaspan/lovastatin combination product (the "Combination Product") during the 2000 quarter. These decreases were partially offset by increases of $0.6 million in costs associated with NDA submission expenses for the Combination Product, of $0.5 million in formulation development costs for products under development, and of $0.5 million in personnel and personnel-related costs.

     Selling, general and administrative expenses increased to $42.9 million for the nine months ended September 30, 2000, from $41.6 million for the nine months ended September 30, 1999. Selling expenses decreased $0.5 million primarily as a result of a decrease of $2.7 million in sales force operating expenses. This decrease was partially offset by an increase of $1.8 million in marketing costs associated with Mavik and Tarka promotional efforts. General and administrative expenses increased to $10.3 million for the 2000 period, from $8.5 million for the preceding period, primarily as a result of an increase of $1.5 million in royalty expenses associated with the increase in net sales of the Niaspan product, and of an increase of $0.5 million in personnel and personnel-related costs.

     The Company is subject to the terms of the July 1, 1998, $30-million credit facility (the "Credit Facility"), the September 1, 1999, $50-million credit facility (the "Supplemental Credit Facility"), and the December 21, 1999, $50-million credit facility (the "Standby Facility"), with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. Borrowings under these credit facilities totaled $72 million as of September 30, 2000, and bear interest at the prime rate (9.5% as of September 30, 2000). Interest expense under these credit facilities totaled approximately $4.8 million and $2.0 million for the nine months ended September 30, 2000 and 1999, respectively.

     The Company incurred a net loss of $31.0 million for the nine months ended September 30, 2000, compared with a net loss of $44.2 million for the nine months ended September 30, 1999.

       Three Months Ended September 30, 2000 and 1999

     The Company's revenues increased to $16.6 million for the three months ended September 30, 2000, from $10.2 million for the same period in 1999. This increase was attributable to a growth of $6.9 million in net sales of the Company's Niaspan product, partially offset by a decrease of $0.5 million in co-promotion revenue resulting from the Company's co-promotion collaboration agreement with Knoll.

     The Company is subject to seasonal fluctuations in customer purchasing patterns. Because of this, the amount of the Company's Niaspan product being warehoused by some of its customers were well above normal levels as of September 30, 2000. Accordingly, the Company has deferred the recognition, during the 2000 period, of $2.0 million in revenues and related expenses associated with these sales until the level of the Company's Niaspan product warehoused by these customers returns to normal levels.

     Because of increased production volumes of its Niaspan product, Kos continues to obtain improved efficiencies throughout its manufacturing process. Accordingly, while the Company experienced an 82% increase in Niaspan revenues during the 2000 period, cost of sales remained $1.4 million for both periods.

     The Company's research and development expenses decreased to $6.2 million for the three months ended September 30, 2000, from $6.5 million for the three months ended September 30, 1999. The reduced expenses related primarily to decreases of $1.1 million in the costs of clinical trials resulting from the completion of clinical trial activities associated with the NDA submission for the Combination Product. This decrease was partially offset by increases of $0.3 million in costs associated with NDA submission expenses for the Combination Product, of $0.3 million in formulation development costs for products under development, and of $0.2 million in personnel and personnel-related costs.

     Selling, general and administrative expenses increased to $14.9 million for the three months ended September 30, 2000, from $14.3 million for the three months ended September 30, 1999. Selling expenses decreased $0.5 million, primarily as a result of a decrease of $0.7 million in personnel and personnel-related costs mostly as a result of reduced sales force operating expenses. This decrease was partially offset by an increase of $0.2 million in the cost of marketing programs associated with Mavik and Tarka. General and administrative expenses increased to $3.6 million for the 2000 period, from $2.5 million for the preceding period, primarily as a result of an increase of $0.5 million in personnel and personnel-related costs, and of an increase of $0.4 million in royalty expenses associated with the increase in net sales of the Niaspan product.

     Interest expense under the Company's credit facilities with Michael Jaharis totaled approximately $1.6 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively.

     The Company incurred a net loss of $7.5 million for the three months ended September 30, 2000, compared with a net loss of $12.9 million for the three months ended September 30, 1999.

Liquidity and Capital Resources

     At September 30, 2000, the Company had cash and cash equivalents totaling $5.3 million and had a working capital of $1.4 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of September 30, 2000, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $8.6 million. During the nine months ended September 30, 2000, the Company spent $0.5 million in capital expenditures.

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20-million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of September 30, 2000, bear interest at the prime rate (9.5% as of September 30, 2000), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of September 30, 2000, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Credit Facility into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $12 million as of September 30, 2000, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its Niaspan product and to receive approval of the NDA for the Company's Combination Product on a timely basis. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Combination Product, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in this Form 10-Q, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the Niaspan product; the Company's ability to obtain approval from the Food and Drug Administration ("FDA") on a timely basis for the New Drug Application ("NDA") for the Combination Product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the Niaspan product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, under the caption "Forward-Looking Information: Certain Cautionary Statements".

Market Acceptance and Sales Growth of Niaspan

     The Company's success currently depends primarily upon its ability to successfully market and sell increasing quantities of its Niaspan product. The Company's ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the increasing acceptance of the Niaspan product by physicians and their patients. The Company believes that intolerable flushing and potential liver toxicity associated with currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such currently available formulations. Flushing episodes are often characterized by facial redness, tingling or rash. Although most patients taking the Niaspan product will sometimes flush, the formulation and dosing regimen for Niaspan have been designed to maximize patient acceptance and minimize the occurrence of flushing. There can be no assurance, however, that patients using the Niaspan product will not suffer episodes of flushing that they consider intolerable. The failure of physicians to prescribe the Niaspan product or the failure of patients to continue taking Niaspan due to intolerable flushing or to other side effects would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan product or any other product incorporating technology similar to that used in the Niaspan product also could have an adverse effect on the Company's ability to obtain regulatory approvals, to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

Uncertainties Related to FDA Approval of the Product

     The Company has submitted an NDA to the FDA for the Combination Product. If the FDA believes that the results of the pivotal clinical trials for the Combination Product do not establish the safety and efficacy of the Combination Product in the treatment of any or all of the referenced indications, the Company will not receive the approvals necessary to market the Combination Product. Failure to obtain FDA approval to market the Combination Product on a timely basis would have a material adverse effect on the Company, including delaying or terminating the Company's right to receive milestone payments under the co-promotion agreement for the Combination Product. The Company may be required to conduct additional clinical trials in order to demonstrate the safety and efficacy of the Combination Product. Such trials, among other things, could delay the approval of the NDA for the Combination Product, which could have a material adverse effect on the Company. There can be no assurance that the Company will obtain regulatory approval for the commercialization of the Combination Product on a timely basis, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of the Company, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserted, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit related principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Company's Niaspan product. The complaint sought unspecified damages and costs, including attorneys' fees and costs and expenses. Upon motion by the Company, the case was transferred to the United States District Court for the Southern District of Florida. The Company and the individual Kos defendants filed a motion to dismiss the complaint on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs have filed an appeal with the United States Circuit Court of Appeals for the 11th Circuit.

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

         (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

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

                                        KOS PHARMACEUTICALS, INC.

Date:   November 13, 2000               By:  /s/ Daniel M. Bell
                                             -------------------------------
                                             Daniel M. Bell, President and
                                               Chief Executive Officer

Date:   November 13, 2000               By:  /s/ Juan F. Rodriguez
                                             -------------------------------
                                             Juan F. Rodriguez, Vice President,
                                               Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                 Description
-------                                 -----------
  27                                    Financial Data Schedule