Form 10-K
period 2000-12-31
KOS PHARMACEUTICALS INC
filed 2001-03-16
CIK 1018952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
               (Exact Name of Company as Specified in Its Charter)

                        FLORIDA                                                65-0670898
                        -------                                                ----------
State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

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

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 23, 2001: $183,537,163.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 23, 2001: 19,963,062.

                       Documents Incorporated by Reference

            Definitive Proxy Statement for the Company's 2001 Annual
         Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
Item 1.  Business..........................................................    1

Item 2.  Properties........................................................   13

Item 3.  Legal Proceedings.................................................   13

Item 4.  Submission of Matters to a Vote of Securities Holders.............   13

PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder
         Matters...........................................................   14

Item 6.  Selected Consolidated Financial Data..............................   15

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   16

         Forward-Looking Information: Certain Cautionary Statements........   22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk........   32

Item 8.  Consolidated Financial Statements and Supplementary Data..........   32

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures.............................................   55

PART III ..................................................................   56

PART IV

Item 14. Exhibits, Financial Schedules and Reports on Form 8-K.............   57

Signatures.................................................................   60

Niaspan(R) is a trademark of Kos Pharmaceuticals, Inc. Heart AllianceSM is a service mark of Kos Pharmaceuticals, Inc.

Mavik(R) and Tarka(R) are trademarks of Knoll Pharmaceutical Company.

                                     PART I

ITEM 1.  BUSINESS

     Kos Pharmaceuticals, Inc. ("Kos" or the "Company") is a fully-integrated specialty pharmaceutical company engaged in the development of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. The Company manufactures its lead product, Niaspan(R), and markets such product directly through its own specialty sales force. Additionally, the Company markets two complementary anti-hypertensive products, Mavik(R) and Tarka(R), through a co-promotion alliance with Knoll Pharmaceutical Company. The Company's cardiovascular products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company's respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company's proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over currently existing products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities ("NCEs"), may reduce regulatory and development risks and, in addition, may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. All of the Company's products currently under development require new drug application ("NDA") filings with the U.S. Food and Drug Administration ("FDA"). Although such NDA filings are more expensive and time consuming, developing products that require NDA approval offers several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

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

Niaspan

     On July 28, 1997, the Company received clearance from the FDA to market Niaspan for the treatment of mixed lipid disorders. Niaspan is the only once-a-day formulation of a niacin product ever approved by the FDA for the treatment of mixed lipid disorders. The Company began shipping Niaspan to wholesalers in mid-August 1997 and began detailing Niaspan to physicians during September 1997.

     Niacin, the active ingredient in Niaspan, is a water soluble vitamin long recognized by the National Institutes of Health ("NIH") and the American Heart Association ("AHA") as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein ("LDL") or "bad" cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein ("HDL") or "good" cholesterol. Based principally on the results of Kos clinical studies evaluating Niaspan, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, Niaspan is approved by the FDA for the following treatment indications: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) reduce very high serum triglycerides; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iv) reduce recurrent nonfatal myocardial infarction; and (v) promote the regression or slow the progression of atherosclerosis when combined with bile-binding resins. In addition, the FDA-approved prescribing information for Niaspan references its ability to significantly reduce lipoprotein (a) ["Lp(a)"], which is an independent risk factor for coronary heart disease ("CHD").

     During the past six years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in about a 30% reduction in cardiac events, such as nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite the significant reduction in LDL cholesterol levels, about 70% of cardiac events were not avoided when compared with placebo -- suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Additionally, a landmark long-term clinical outcome study known as the HDL Intervention Trial ("HIT"), which was published in the August 5, 1999 issue of The New England Journal of Medicine, showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality. Specifically, the HIT results showed that even a 6% increase in HDL resulted in a 26% reduction in the incidence of CHD-death and nonfatal heart attacks and a 26% reduction in stroke in patients with CHD who had depressed levels of HDL, but normal levels of LDL and triglycerides.

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

     Niaspan's potency for raising HDL cholesterol was observed in a double-blinded clinical study that compared the effects of Niaspan with gemfibrozil, the drug tested in the HIT study, in patients having low HDL as their only lipid abnormality. The results from this study showed that Niaspan was twice as effective as gemfibrozil in raising HDL cholesterol and six times more effective in raising LP-AI, a subfraction of HDL that is thought to be highly cardio-protective. Additionally, Niaspan significantly reduced triglycerides and also lowered LDL cholesterol, while gemfibrozil reduced triglycerides somewhat more than Niaspan but significantly raised LDL cholesterol by 9%. The Company believes that Niaspan generates the optimal blend of improving the major lipid components that contribute to coronary heart disease.

     During 2000, considerable scientific evidence continued to build showing that many lipid risk factors contribute to CHD disease and that niacin has powerful utility in addressing such multiple cholesterol disorders. Academic research, as well as the industry, began focusing on not only treating LDL cholesterol but also HDL and triglyceride abnormalities. For example, the HATS trial, presented at the American Heart Association meeting in November 2000, showed that combination therapy with niacin and statin showed a 70% reduction in coronary events and virtually halted CHD progression. Additionally, several reports, including two using Niaspan, demonstrated that treating diabetic patients with niacin is safe and highly effective in modulating multiple lipid risk factors without creating intolerable increases in blood sugar levels, which previously was considered to be a problem with niacin therapy.

     The Company markets Niaspan directly to specialist physicians within the cardiovascular market who specialize in treating patients with CHD and who are among the leading prescribers of lipid-altering medications. Such "lipid-management specialists," consist principally of cardiologists, endocrinologists, and internists. Of the 14 million Americans who are estimated by the AHA to have CHD, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. About 60% of patients with CHD have two or more lipid disorders. The Company believes that patients with low HDL or multiple lipid disorders would benefit from Niaspan therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or "statin," to reduce LDL combined with Niaspan to raise HDL, lower triglycerides, and enhance the statin's LDL efficacy. Since the launch of Niaspan, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. Eighty-three percent of the nearly 10,000 cardiologists who have been detailed on Niaspan since 1999 have prescribed Niaspan, and more than 70,000 physicians have prescribed Niaspan at least once.

     During 2000, the Niaspan list of targeted physicians has been further refined to reflect a more concentrated effort on selected physicians. In total, the list consists of approximately 25,000 physicians who treat patients who have had a coronary event such as a myocardial infarction or angina. Such physicians are receptive to prescribing Niaspan because of Niaspan's effectiveness in modulating other critical lipid fractions in addition to LDL --- such as HDL, triglycerides, and Lp(a) -- which typically afflict patients with CHD. Nearly 75% of the targeted physicians specialize in cardiology or internal medicine.

     The Company believes that there exists significant opportunity to grow Niaspan prescriptions within this target universe. For example, only 3% of the targeted physicians have vigorously adopted Niaspan, prescribing at a rate in excess of 30 prescriptions per month and accounting for 20% of total prescriptions. The Company believes that as call frequency continues to increase to all targeted physicians, more physicians will begin to prescribe at vigorous levels.

     Niaspan will also benefit from a larger field force in 2001 and beyond. In preparation for the launch of Kos' next internally developed product, a single-tablet Niaspan/lovastatin combination product, Kos intends to grow its field force by nearly 50% by year-end 2001. Such an expansion is expected to offer increased reach and frequency to the Company's target market, which the Company believes has not yet been saturated.

     In addition to a larger field force, Kos intends to increase promotional spending on Niaspan by 50%, including the efforts of a new advertising agency. Kos, in concert with the advertising agency, will increase investment in medical education grants, symposia and expert advisory boards to establish the importance of modulating multiple lipid risk factors in an effort to thwart CHD. Accordingly, combination therapy using Niaspan and statin is currently the only effective means to achieve clinically significant changes in the major lipid risk factors that contribute to CHD. Such an investment in the product is expected to add awareness and expand usage by not only targeted physicians but also a broader group of physicians.

     Another marketing initiative that will provide added leverage in its effort to increase awareness for Niaspan is the Heart AllianceSM patient compliance program. The program is designed to educate patients about the importance of managing cholesterol levels through Niaspan therapy and ultimately improve patient compliance. The program has yielded strong results not only for improving patient persistency, but also for increasing prescribing frequency among physicians participating in Heart Alliance. At the end of 2000, there were approximately 15,000 patients enrolled in the Heart Alliance patient compliance program.

     In addition to promoting Niaspan as the drug of choice to treat low HDL cholesterol and multiple lipid disorders, the Company informs physicians as to the manner in which Niaspan achieves its safety and efficacy profile. This marketing program is implemented through direct office visits with selected physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of Niaspan through brochures and the product sample pack. Information delivered by the Company to physicians and patients includes a discussion about the flushing side effects of Niaspan, including the importance of proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking Niaspan will flush occasionally, the Company believes that the combination of Niaspan's formulation, its patented dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients. Niaspan's patented dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release niacin.

     On June 27, 2000 and October 10, 2000, the Company was issued two patents covering the use of Niaspan. These two patents reserve for Kos the use of niacin administered once daily at night for cholesterol therapy, whether alone or in combination with other compounds. Such intellectual property effectively creates an exclusive franchise both for the Company's currently marketed Niaspan product and for its next-generation product, the Niaspan/lovastatin combination product, until 2017. See "Patents and Proprietary Rights".

Co-Promotion of Mavik(R) and Tarka(R)

     In the second half of 1999, Kos entered into an alliance with Knoll Pharmaceutical Company, the U.S. pharmaceutical unit of BASF Corporation ("BASF"), to co-promote Mavik and Tarka, two anti-hypertensive drugs originally launched by Knoll in 1996 (the "Knoll Agreement"). The two products complement Niaspan because of the high degree of physician overlap that exists for prescribers of cholesterol and anti-hypertensive medications. In this manner, Kos is able to leverage its sales force to generate incremental revenue from two additional products without compromising the growth of Niaspan.

     Under the terms of the Knoll Agreement, Kos contributes essentially all of the sales calls and a portion of the promotional spending, while receiving an increasing percentage of revenue based on sales thresholds. The Company's co-promotion efforts for 2000 produced $5.0 million in revenue, which was accretive for the year. In the 16 months that Kos has detailed the products, the products have grown at nearly twice the rate of the anti-hypertensive market. For the remainder of the five-year term of the co-promotion agreement, Kos expects increasing contributions to operating results as sales for the products continue to grow. Kos and Knoll may elect to continue the arrangement following completion of the term in mid-2004. The patents for Mavik and Tarka expire in 2007 and 2012, respectively.

     On March 2, 2001, Abbott Laboratories ("Abbott") announced that it had finalized its acquisition of BASF's pharmaceutical business, which includes the global operations of Knoll. Under the Knoll Agreement, in the event of an acquisition of either Kos or Knoll, the acquiring entity has the right to terminate the Knoll Agreement. The Company has not been informed by either Abbott or Knoll of their intent to terminate the Knoll Agreement, nor does the Company have reason to believe that the Knoll Agreement will be terminated. The Company believes that the termination of the Knoll Agreement would not have a material adverse effect on the Company's financial position or its results of operations.

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

Niaspan/Lovastatin Combination Product

     In addition to Niaspan, Kos is developing a single-tablet
Niaspan/lovastatin combination product (the "Combination Product"). Similar to Niaspan, the Combination Product will be used to treat mixed lipid disorders. On September 22, 2000, the Company submitted an NDA for the Combination Product to the FDA.

     The Company believes that its patented once-a-night tablet with the combined, complementary properties of its Niaspan product and a statin represents an effective modality for treating patients with mixed lipid disorders. The Company also believes that this patented once-a-night product should offer significant improvement in patient compliance compared with taking each product independently under its recommended dosing regimen. The target market for the Combination Product consists of patients with mixed lipid disorders, including high total and LDL cholesterol with high triglycerides or low HDL cholesterol or both. The Company expects to receive approval to market the drug during the second-half of 2001. The Company intends to begin detailing the drug in early 2002 shortly after a regulatory exclusivity period expires for the statin component of the drug.

     As of February 2001, over 1,200 patients had been treated with the Combination Product as part of the clinical program. Results from an open label safety study, presented at the American College of Cardiology meeting in March 2000 reveal that the Combination Product was well tolerated in patients with dyslipidemia and no cases of serious liver enzyme elevations or myopathy were observed in over 800 patients dosed on the drug. Additionally, for patients on therapy for 52 weeks, the Combination Product reduced, on average, LDL cholesterol 45%, decreased triglycerides 42% and increased HDL cholesterol 41%. The Company intends to submit several scientific papers covering these and other data generated from its Combination Product's clinical development program for publication before or around the time this product is launched.

     On May 5, 2000, Kos and DuPont Pharmaceuticals Company formed a strategic alliance to co-develop and co-promote the Combination Product. Under the terms of the $80-million agreement, Kos received from DuPont a $20-million equity investment at closing and will receive additional equity investments of up to $10 million and a $17.5-million milestone payment at the time the product is approved by the FDA. DuPont will also contribute up to $32.5 million in Phase IV clinical studies to expand usage for the product. The companies also are exploring additional opportunities for collaboration, including co-promotion of Kos Pharmaceuticals' currently marketed product, Niaspan, and other cardiovascular projects.

Solid-Dose Drug Delivery Systems

     During 1999, the Company conducted research on novel solid-dose drug delivery systems. Utilizing the Company's considerable knowledge obtained from formulating both Niaspan and the Combination Product, Kos made progress in developing three innovative solid-dose delivery systems that could be used to formulate a variety of compounds. In 2000, Kos in-licensed technology from Purdue Research Foundation, an affiliate of Purdue University, granting the Company exclusive commercialization rights to technology invented at Purdue for the development of gastric retention drug delivery systems for pharmaceutical products. The licenses to the patents will enable Kos to formulate both insoluble and soluble compounds for Kos to develop and market or for Kos to develop and market with other parties on a collaborative basis. The Company intends to further refine the solid-dose platforms through formulating several candidate drugs during 2001.

Budesonide and Triamcinolone

     Kos is developing a non-CFC formulation of budesonide to be used with one of its two proprietary metered-dose inhalation ("MDI") devices. Budesonide is a long-acting inhaled steroid for the treatment of asthma. The Kos formulation of budesonide, for which an NDA is required, is currently in development. The Company intends to pursue the development of budesonide because of its potency and because of favorable market conditions. Kos intends to initiate non-clinical toxicology studies in 2001, after which the Company intends to begin human clinical studies, most likely with a partner.

      Kos is also developing a proprietary non-CFC, or environmentally friendly, formulation of triamcinolone to be used with one of the Company's MDI devices. Triamcinolone is a corticosteroid that is used to treat the underlying inflammation of asthma. This product will require the submission of an NDA. In 2001, the Company will continue to generate long-term stability data for triamcinolone and seek development partners for the product.

Inhalation Delivery of Proteins and Peptides

     Leveraging its unique aerosol formulation expertise, Kos has begun to formulate several unnamed proteins for delivery to the lungs using a Kos proprietary MDI device. As the Company generates cogent in vitro and in vivo data demonstrating the performance and efficacy of delivering such proteins via the lung through Kos MDI devices, Kos expects to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis. Kos believes it has a leadership position in formulating proteins to be delivered through MDI devices using non-CFC propellants.

     During 2000, the Company completed an initial formulation of an unrevealed protein and generated in-vivo pre-clinical data that were positive. In these studies, Kos' formulation of this well characterized protein demonstrated more than two-fold greater bioavailability than other leading formulations and showed reduced drug loss using Kos' device. In 2001, Kos will conduct an initial human study evaluating the formulation and the device to establish proof-of-principle. If successful, the Company believes that such compelling results will be extremely attractive to potential development partners for not only for developing this product, but also for other proteins/peptides, possibly on a contract formulation basis.

Metered-Dose Inhalation Devices and Other Device Products

     Complementing Kos' strong formulation capabilities, Kos has developed a line of inhalation devices that are proprietary, state-of-the art and useful for delivering small and large molecules. The principal features of the devices are three-fold: 1) improved coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration; 2) improved ergonomics, which leads to increased patient compliance; and 3) reduced drug retention, due to improved design and mechanics of the devices. To date, the Company has focused its development efforts on three MDI devices; a breath-coordinated inhaler, a breath-actuated inhaler and a spacerless MDI device that generates low plume force. Each of these devices offers distinct benefits and may be deployed on an a la carte basis depending on potential partners' interest. The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. At present, the Company intends to use the inhalation dose-counter on all of its proprietary inhalation devices.

IEP Pharmaceutical Devices, Inc.

     In November 1999, Kos acquired substantially all of the assets and intellectual property of IEP Group, Inc. (the "IEP Acquisition") for total consideration of $1.1 million. In connection with this transaction, the Company established IEP Pharmaceutical Devices, Inc. ("IEP") as a wholly-owned subsidiary of Aeropharm and contributed to IEP all of the assets obtained through the IEP Acquisition. IEP is a provider of device engineering and consultation services, principally for the medical device and pharmaceutical industries. Prior to this acquisition, IEP Group, Inc. had contributed to the development of several of Kos MDI devices. Kos completed the IEP acquisition to solidify its position as a full-scale aerosol device source -- with expertise in device engineering, development and manufacturing. In 2000, Kos incorporated the expertise and technology of IEP to develop a spacerless low-plume-force device. Kos expects to further leverage this full range of capabilities to establish future licensing, contract development, or joint-venture opportunities.

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

     The Company is also pursuing strategic alliances to license certain of its products and technologies to third parties ("out-licensing"). Specifically, the Company is seeking a suitable co-promotion partner for Niaspan in the United States and one or more licensees to market Niaspan for international markets. The Company is also seeking to establish one or more corporate alliances to co-promote the Combination Product for international markets. Lastly, Kos currently intends to establish strategic alliances with corporate partners with respect to its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to the Company or at all. Further, the Company's inability to enter into any strategic alliance or other collaborative opportunity may have a material adverse effect on the Company's financial position.

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

     The U.S. Patent and Trademark Office ("PTO") has issued U.S. Patents numbers 6,129,930 and 6,080,428 to the Company with claims covering Niaspan's method of use consistent with its recommended once-a-day dosing regimen.

     On February 7, 1997, the Company and a privately owned generic manufacturer entered into a cross-licensing agreement pursuant to which the parties agreed to resolve, as between themselves certain potential patent issues by granting licenses under their respective patents. Accordingly, under the agreement, the generic manufacturer granted the Company a license to sell products under the generic manufacturer's above referenced patent, under a formulation patent owned by such generic manufacturer, and under corresponding foreign patents owned by such generic manufacturer, and Kos granted the generic manufacturer the right to sell such generic manufacturer's products that are covered by the claims in its recently issued patents and corresponding foreign applications owned by the Company. As consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain license fees and royalties on the net sales of Niaspan subject to a cap on such royalty payments in the United States and a separate cap on such payments outside the United States. Neither the license fees nor the royalty payments are material to the financial condition of the Company. The Company may sublicense its rights under the agreement to third parties to make, use, or sell products developed by or for the Company. The generic manufacturer may not sublicense or transfer the license granted to it by the Company, although the generic manufacturer may sublicense to third parties the right to supply to the generic manufacturer or market with or on behalf of the generic manufacturer, products that are covered by the generic manufacturer's patents but which are not covered by the Company's patents. The Company may terminate the agreement after February 7, 2001.

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

     As of February 28, 2001, the Company had a 215-person sales and marketing organization. The majority of the sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing Niaspan during September 1997. During 2000, Kos streamlined its sales force to increase the focus on high opportunity territories. Additionally, the Company improved its field force management's span of control. The Company intends to leverage its sales force by marketing its future cardiovascular products, if and as they are approved, along with Mavik and Tarka through the co-promotion with Knoll.

Manufacturing

     In order to maximize the quality of developed products, assure compliance with regulatory requirements, and minimize costs, the Company intends to manufacture its Kos-developed products internally. The Company currently produces Niaspan at its Hollywood, Florida facility and received approval in 2000 to produce Niaspan at its Edison, New Jersey facility. The Company's Edison facility will be used to produce the Combination Product and is currently configured, and largely equipped, to manufacture both solid-dose and aerosol inhalation products. Although the Company believes that its Edison facility currently operates using current good manufacturing practices as required by the FDA for the manufacture of product to be used in clinical trials, the facility requires inspection and approval by the FDA before the commercial sale of the Combination Product manufactured at Edison can commence. This approval for the Edison, New Jersey site is expected in 2001. The Company believes that it has sufficient capacity, with limited additional capital outlays, to accommodate sales volume for both solid-dose and aerosol products for the foreseeable future.

     The Company intends to continue to contract the packaging of its manufactured products to third parties. The Company may begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company's raw materials, including the active ingredients in Niaspan and in the Combination Product, are currently obtained from single sources of supply. The Company does not have a contractual supply arrangement with the sole supplier of the active ingredient in Niaspan. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredient in Niaspan, although an alternate source for at least one such material will not be available because of the supplier's patent rights.

     In 2000, Kos steadily improved its efficiency in manufacturing Niaspan. Specifically, gross margins increased six percentage points, reaching 90% of net sales during the second-half of 2000. The Company expects improvements in gross margins for Niaspan as sales volumes increase and more efficient higher yielding manufacturing equipment becomes operational.

Competition

     The Company's product competes with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. The Company estimates that its existing Niaspan prescriptions account for approximately 1.6% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company, including combined field sales forces exceeding 12,000 representatives compared with the Company's approximately 200-person field sales force and may be better equipped to develop, manufacture and market products.

     The Company's cardiovascular and respiratory products, when developed and marketed, will compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States. For example, the Company's budesonide formulation, if successfully commercialized, will compete with another budesonide product, which is already being marketed in the United States by a much larger company.

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

Employees

     As of February 28, 2001, the Company had 423 full-time employees. No employee is represented by a union. The Company believes its employee relations are good. The Company also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants.

ITEM 2.  PROPERTIES

     The Company leased the following properties as of December 31, 2000:

                                                                                Lease Expiration            Minimum
                                                                               (Including Renewal            Annual
   Location                             Use                  Square Feet           Options)                  Rent
---------------------    ------------------------------      -----------       ------------------           --------
Miami, FL                 Corporate offices                     13,000            December 2004             $443,000
Miami Lakes, FL           Research and admin. offices           13,000               May 2002                237,000
Hollywood, FL             Manufacturing, research and
                          admin. offices                        23,500            November 2004              289,000
Edison, NJ                Manufacturing, research, and
                          admin. offices                        43,400             October 2006              288,000
Raleigh, NC               Engineering offices                    6,000             August 2002                49,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol "KOSP". As of March 1, 2001, there were 418 registered shareholders of record of the Company's Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company's Common Stock on the Nasdaq National Market System.

Year Ended December 31, 2000                         High            Low
                                                    -------        -------
First Quarter.......................................$ 22.13        $  5.30
Second Quarter......................................  18.56          10.00
Third Quarter.......................................  17.88          10.75
Fourth Quarter......................................  25.13          13.63

Year Ended December 31, 1999

First Quarter....................................... $ 7.00         $ 4.00
Second Quarter......................................   5.75           4.13
Third Quarter.......................................   7.75           4.38
Fourth Quarter......................................   6.38           4.38

      The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended December 31, 2000, should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                              2000       1999        1998        1997        1996
                                                          ----------- ----------- ----------- ----------  ----------
                                                                    (in thousands, except per share data)
Statement of Operations:
Revenues, net............................................ $   60,174   $  36,340  $  13,038    $   2,892  $      --
Cost of sales............................................      5,932       5,406      3,276          792         --
                                                          ----------- ----------- -----------  ----------  ---------
                                                              54,242      30,934      9,762        2,100         --
                                                          ----------- ----------- -----------  ----------  ---------
Operating expenses:
   Research and development..............................     26,459      25,619     29,144       24,130     13,679
   Selling, general and administrative...................     56,831      56,843     61,519       20,509      2,881
   Expense recognized on modification of stock
       option grants(1)..................................         --          --         --           --      5,436
                                                          ----------- ----------- -----------  ----------  ---------
       Total operating expenses..........................     83,290      82,462     90,663       44,639     21,996
                                                          ----------- ----------- -----------  ----------  ---------
Loss from operations.....................................    (29,048)    (51,528)   (80,901)     (42,539)   (21,996)
Other:
   Interest income, net..................................        323         169      1,793        2,787         11
   Interest expense-related parties......................     (6,560)     (3,207)       (68)        (868)      (136)
   Other income (expense)................................         20          14         15          (10)        --
                                                          ----------- ----------- -----------  ----------  ---------
      Loss before minority interest......................    (35,265)    (54,552)   (79,161)     (40,630)   (22,121)
Minority interest(2).....................................         --          --         --           --         15
                                                          ----------- ----------- -----------  ----------  ---------
      Net loss........................................... $  (35,265)  $ (54,552) $ (79,161)   $ (40,630)  $(22,106)
                                                          =========== =========== ===========  ==========  =========
Net loss per share, basic and diluted(3)................. $    (1.84)  $   (3.06) $   (4.50)   $   (2.79)  $  (1.95)
Weighted average common shares used in computing
    net loss per share(3)................................ 19,202,877  17,842,879  17,589,767  14,569,474 11,340,000

                                                                                December 31,
                                                          ----------------------------------------------------------
                                                              2000       1999        1998        1997        1996
                                                          ----------- ----------- ----------- ----------  ----------
                                                                               (in thousands)
Balance Sheet:
Cash and marketable securities........................... $    6,125   $   4,336  $   4,879    $  70,396  $     358
Working capital (deficit).................................    (1,911)     (2,354)    (3,136)      70,939     (9,355)
Total assets.............................................     29,648      26,258     21,570       84,403      3,197
Total long-term debt......................................    72,000      62,089      9,239           --      8,355
Accumulated deficit(4)....................................  (274,931)   (239,666)  (185,114)    (105,952)   (65,322)
Shareholders' equity (deficit)............................   (65,090)    (53,195)      (338)      77,870     (6,750)

-----
(1) Reflects a non-cash charge associated with an extension of the exercise period for stock options granted during 1988 to 1990 to the Company's Chief Executive Officer and two independent consultants; no other material economic terms of these options were changed.
(2) Represents the minority shareholder's interest in Aeropharm Technology, Inc., which interest was acquired by the Company in June 1996.
(3) See Note 2. of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4) In connection with the transfer on June 30, 1996, of assets and liabilities from Kos Holdings, Inc. to the Company, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $222.8 million as of December 31, 2000), to offset future taxable income, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     On March 12, 1997, the Company completed an initial public offering ("IPO") of its Common Stock. Through December 31, 2000, the Company had accumulated a deficit from operations of approximately $274.9 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $222.8 million as of December 31, 2000, to offset future taxable net income, if any.

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

Results of Operations

   Years Ended December 31, 2000 and 1999

     The Company's revenues increased to $60.2 million for the year ended December 31, 2000, from $36.3 million for the same period in 1999. This increase was attributable to a growth of $21.5 million in net sales of the Company's Niaspan product, and to an increase of $2.4 million in co-promotion revenue resulting from the Company's co-promotion agreement with Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion of Knoll's Mavik and Tarka products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     During the years ended December 31, 2000 and 1999, certain customers of the Company purchased abnormally high levels of the Niaspan product. The Company believes that these higher than expected Niaspan purchases were primarily due to seasonal fluctuations in customer purchasing patterns rather than underlying market demand for the Niaspan product. As a result, at December 31, 2000 and 1999, the amount of the Company's Niaspan product being warehoused by these customers increased above normal levels. The Company has deferred the recognition of $4.8 million and $2.8 million in revenues and related expenses associated with these sales, as of December 31, 2000 and 1999, respectively, until the level of the Company's Niaspan product warehoused by these customers returns to normal levels.

     Cost of sales was $5.9 million and $5.4 million for the years ended December 31, 2000 and 1999, respectively. The higher cost of sales in 2000 was attributable to higher Niaspan volume during the period, partially offset by efficiencies attained in the production of Niaspan.

     The Company's research and development expenses increased to $26.5 million for the year ended December 31, 2000, from $25.6 million for the year ended December 31, 1999. The increased expenses related primarily to increases of $0.9 million in personnel and personnel-related costs, of $0.9 million in formulation development costs for products under development, of $0.6 million in costs associated with NDA submission expenses for the Company's single-tablet Niaspan/lovastatin combination product (the "Combination Product"), and of $0.5 million in costs associated with licensing activities. These costs were partially offset by a decrease of $2.1 million in the costs of clinical trials resulting from the completion of most of the clinical trial activities associated with the submission of a New Drug Application ("NDA") to the U.S. Food and Drug Administration for the Combination Product during the year ended December 31, 2000.

     Selling, general and administrative expenses remained at the same level overall for the years ended December 31, 2000 and 1999. Within this category, however, selling expenses decreased $2.5 million primarily as a result of a decrease of $3.5 million in sales force operating expenses, and of $2.0 million in marketing programs in support of Niaspan. These decreases were partially offset by an increase of $2.5 million in marketing costs associated with Mavik and Tarka promotional efforts. General and administrative expenses increased to $13.9 million for the year ended December 31, 2000, from $11.5 million for the preceding period, primarily as a result of an increase of $1.0 million in royalty expenses associated with the increase in net sales of the Niaspan product, and of an increase of $0.8 million in personnel and personnel-related costs.

     The Company is subject to the terms of the July 1, 1998, $30-million credit facility (the "Credit Facility"), the September 1, 1999, $50-million credit facility (the "Supplemental Credit Facility"), and the December 21, 1999, $50-million credit facility (the "Standby Facility"), with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. Borrowings under these credit facilities totaled $72 million as of December 31, 2000 and bear interest at the prime rate (9.5% as of December 31, 2000). Interest expense under these credit facilities totaled approximately $6.6 million and $3.2 million for the year ended December 31, 2000 and 1999, respectively.

     The Company incurred a net loss of $35.3 million for the year ended December 31, 2000, compared with a net loss of $54.6 million for the year ended December 31, 1999.

   Years Ended December 31, 1999 and 1998

     The Company's revenue increased to $36.3 million for the year ended December 31, 1999, from $13.0 million for the year ended December 31, 1998. This increase was attributable to a growth of $20.6 million in net sales of the Company's Niaspan product and to $2.7 million in co-promotion revenue resulting from the Knoll Agreement.

     During the fourth quarter of 1999, certain customers of the Company purchased abnormally high levels of the Company's Niaspan product. The Company believes that this higher than expected Niaspan demand was primarily due to seasonal fluctuations in customer purchasing patterns. Prior to 1999, the Company had not been materially affected by seasonal fluctuations in customer purchasing patterns. As a result, at December 31, 1999, the amount of the Company's Niaspan product being warehoused by these customers increased above normal levels. The Company deferred the recognition of $2.8 million in revenues and related expenses associated with these sales until the level of the Company's Niaspan product warehoused by these customers returned to normal levels.

     Cost of sales was $5.4 million and $3.3 million for the year ended December 31, 1999 and 1998, respectively. The higher cost of sales in 1999 was attributable to higher sales of the Niaspan product during the period, partially offset by efficiencies attained in the production of Niaspan.

     The Company's research and development expenses decreased to $25.6 million for the year ended December 31, 1999, from $29.1 million for the year ended December 31, 1998. The reduced expenses related primarily to decreases of $2.5 million in formulation development costs of the Company's Combination Product and other products under development, of $2.1 million in medical education programs in support of the Niaspan product, and of $1.1 million in development costs paid to other parties. These decreases were partially offset by increases of $2.3 million in the costs of clinical trials principally associated with the Company's Combination Product.

     Selling, general and administrative expenses decreased to $56.8 million for the year ended December 31, 1999, from $61.5 million for the year ended December 31, 1998. Selling expenses decreased $5.7 million, primarily as a result of a $7.8 million reduction in marketing program costs and other costs associated with the Niaspan product; the reduction principally reflects the absence of launch expenses incurred in 1998. This reduction was partially offset by $2.0 million in Mavik and Tarka marketing expenses, and by an increase of $0.3 million in personnel and personnel related costs as a result of the full impact of the presence, during the 1999 period, of the Company's expanded sales and marketing organization. General and administrative costs increased to $11.5 million for the 1999 period, from $10.5 million during the preceding period, primarily as a result of an increase of $1.2 million in royalty expenses associated with the increase in net sales of the Niaspan product.

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

     The Company's research and development expenses increased to $29.1 million for the year ended December 31, 1998, from $24.1 million for the same period in 1997. The change related primarily to increases of $5.4 million during the 1998 period in connection with formulation development of the Company's Combination Product and other products under development, $4.6 million in medical education programs in support of Niaspan, and $2.1 million in personnel and personnel related costs in support of the Company's expanded research and development activities. These increases in research and development expenses were partially offset by a $1 million fee received by the Company in 1998 related to the exchange of certain technology rights with another unaffiliated company. The 1998 increases were also partially offset by the absence of a $3 million charge attributable to entering into an agreement, in February 1997, with an unaffiliated generic drug manufacturer to resolve, as between themselves, the effects of a potential patent interference proceeding, of $1.7 million of licensing fees associated with obtaining access to certain aerosol safety and toxicology data, and of $1.2 million of development costs paid to third parties in 1997.

     Selling, general and administrative expenses increased to $61.5 million for the year ended December 31, 1998, from $20.5 million for the year ended December 31, 1997. Selling expenses increased $36 million as a result of the continued expansion of the Company's sales and marketing organization and the initiation of a variety of marketing programs in connection with the Niaspan product. General and administrative costs also increased during the 1998 period, mostly as a result of increases of $2.2 million in personnel and personnel-related costs, $0.6 million in royalty expenses for the Company's Niaspan product, and other expenses associated with the expanded activities of the Company.

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

Liquidity and Capital Resources

     At December 31, 2000, the Company had cash and cash equivalents totaling $6.1 million and negative working capital of $1.9 million. The Company's primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of December 31, 2000, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $7.9 million. During the year ended December 31, 2000, the Company spent $0.6 million in capital expenditures. The Company expects to increase the level of capital expenditures during 2001 mostly to provide increased production capacity for the Combination Product. Accordingly, 2001 capital expenditures are expected to be significantly higher than those incurred during the year ended December 31, 2000.

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20-million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of December 31, 2000, bear interest at the prime rate (9.5% as of December 31, 2000), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of December 31, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of December 31, 2000, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Credit Facility into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $12 million as of December 31, 2000, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company entered into an agreement, effective May 3, 2000, with DuPont to form a strategic alliance for the purpose of co-promoting the Company's Combination Product, now in development, in the United States and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont will share in the future development and commercialization of the Company's Combination Product. Specifically, DuPont has agreed (i) to make equity investments in the Company up to $30 million through the date of Food and Drug Administration ("FDA") approval of the Combination Product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Combination Product; (iii) to fund up to $32.5 million for future clinical development of the Combination Product; and (iv) to share equally in the costs associated with promoting the Combination Product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company's Common Stock.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its Niaspan product, to receive approval of the NDA for the Company's Combination Product on a timely basis, and to successfully market the Combination Product. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Combination Product, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

Uncertainties Related to FDA Approval of the Combination Product

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

History of Operating Losses; Uncertainty of Future Profitability

     To date, the Company has dedicated most of its financial resources to the development and commercialization of its Niaspan product, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the next twelve months, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the Niaspan product, with the anticipated commercial launch of the Combination Product, and for investments in its research and development programs. No assurance can be given that additional significant losses will not continue thereafter. The Company's ability to achieve and maintain profitability will depend, among other things, on the commercial success of the Niaspan product; on the Company's ability to obtain regulatory approval for and achieve market acceptance for the Combination Product; to successfully exploit its manufacturing and sales and marketing capabilities; to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for its other products under development; and on its ability to maintain sufficient funds to finance its activities. As of December 31, 2000, the Company's accumulated deficit was $274.9 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Holdings and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996, amounting to $222.8 million as of December 31, 2000, to offset future taxable net income, if any. There can be no assurance, however, that the Company will be able to achieve profitability to utilize such carryforwards or that profitability, if any, can be sustained.

Future Capital Needs; Uncertainty of Additional Funding

     The Company has experienced negative cash flows from operations since its inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development, including clinical trials of its products under development, and to commercialize the Niaspan product and its products under development if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources, including funds available to the Company under certain funding arrangements, to fund the operations of the Company until the Company achieves positive cash flows. The Company, however, may need or may elect to raise additional capital prior to such date. The Company's capital requirements will depend on many factors, primarily relating to the near-term commercial success of Niaspan; the Company's ability to obtain regulatory approval for, and successfully market, the Combination Product; the Company's ability to meet the conditions necessary to obtain funding under the Credit Facility and the Standby Facility; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Company's Niaspan product, the regulatory and commercial success of the Combination Product, and that testing and regulatory procedures relating to the Company's products under development can be conducted at projected costs and within projected time frames. There can be no assurances that any of these assumptions will prove to be accurate.

     To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public markets may be adversely affected if the Company's sales of its Niaspan product do not increase rapidly, if the Company is not able to obtain regulatory approval for, and successfully market, the Combination Product, if the results of the Company's clinical trials for its products under development are not favorable, or if regulatory approval for any of the Company's products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to the Niaspan product, to the Combination Product, or to some or all of its technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

Limited Sales and Marketing Experience and Resources

     Although the Company markets its Niaspan product and the Mavik and Tarka products and intends to market the Combination Product and its other products under development through its own specialty sales force, its current marketing resources are limited. Substantial resources will continue to be required for the Company to promote the sale of the Niaspan, Mavik and Tarka products, the Combination Product, and its products under development. There can be no assurance that the Company will be able to devote resources to the Niaspan, Mavik and Tarka products, to the Combination Product, or to its other products under development sufficient to achieve increasing market acceptance. The Company's failure to expend the resources to adequately promote the Niaspan, Mavik and Tarka products, the Combination Product, or its products under development would have a material adverse effect on the Company.

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

Control By Existing Shareholder

     Michael Jaharis, the Chairman of the Board of Directors of the Company and one of its founders, owns, directly or indirectly, approximately 46.6% of the Common Stock outstanding as of December 31, 2000. Accordingly, this shareholder can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person, along with the factors described in a subsequent section, "Anti-Takeover Provisions," may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, the Supplemental Credit Facility gives Mr. Jaharis the right to convert (at $4.91 per share) amounts owed to Mr. Jaharis by the Company into shares of the Company's Common Stock and the Standby Facility gives Mr. Jaharis the right to exercise warrants to purchase up to 6 million shares of the Company's Common Stock. If this conversion option or warrant exercise were to occur, Mr. Jaharis would own a significantly greater percentage of the Company's outstanding Common Stock thus resulting in substantial dilution to existing shareholders.

Competition and Technological Change

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than the Company, including a combined field sales force exceeding 12,000 representatives compared with the Company's approximately 200-person field sales force. The Company estimates that its existing Niaspan prescriptions account for approximately 1.6% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. There can be no assurance that Niaspan, the Combination Product, or any other product developed by the Company will be able to compete successfully with any of those products or that the Company will be able to overcome such competition and achieve increasing sales of its Niaspan product. Moreover, the active ingredient in Niaspan, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, there can be no assurance that physicians will not prescribe or recommend some of these unapproved niacin formulations, using the Niaspan product's dosing regimen, to try to achieve the same results as Niaspan. Substitution of other niacin formulations for the Niaspan product could have a material adverse effect on the Company. Moreover, manufacturers of other niacin formulations could promote their products using the Niaspan product's dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market Niaspan. Although such promotion would be a violation of FDA regulations, the occurrence of such practices would have a material adverse effect on the Company. Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than the Company's may develop products that directly compete with the Company's products. Even if the Company's products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than the Company because of greater financial resources, stronger sales and marketing efforts, and other factors. These entities may succeed in developing products that are safer, more effective or less costly than the products developed by the Company. There can be no assurance that any products developed by the Company will be able to compete successfully with any of those products.

No Assurance of Adequate Third-Party Reimbursement

     The Company's ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan product, the Combination Product, or for the Company's products under development are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations ("HMOs"). Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, the Combination Product, or the Company's products under development. Such cost containment measures and potential legislative reform could affect the Company's ability to sell Niaspan, the Combination Product, or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of Niaspan from many third-party payers, there can be no assurance that the Company will be able to maintain such approvals. There can be no assurance that reimbursement in the United States or foreign countries will be available for Niaspan, the Combination Product, or any of the Company's products under development, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, Niaspan, the Combination Product, or the Company's products under development. The unavailability or inadequacy of third-party reimbursement for Niaspan, the Combination Product, or the Company's products under development would have a material adverse effect on the Company.

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

     The U.S. Patent and Trademark Office ("PTO") has issued U.S. Patents numbers 6,129,930 and 6,080,428 to the Company with claims covering Niaspan's method-of-use consistent with its recommended once-a-day dosing regimen. On February 7, 1997, the Company and a privately owned generic manufacturer which allegedly claims the same dosing regimen invention as that of the Niaspan product, entered into a cross-licensing agreement (the "License Agreement") pursuant to which the parties agreed to resolve, as between themselves, the effects of such potential interference by granting licenses under their respective patents.

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

Dependence on Collaborators

     The Company relies on various third parties for certain aspects of the development and promotion of the Company's presently planned or future products, including the Company's Combination Product. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party's employees responsible for the project, the third party's commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

Limited Manufacturing Experience; Risk of Scale-Up

     The Company manufactures the Niaspan product in one manufacturing plant that has been inspected and approved by the FDA, and it expects to manufacture the Combination Product in another manufacturing plant where the clinical materials for its products under development are currently being manufactured. The Company believes both plants operate in substantial compliance with current Good Manufacturing Practices ("cGMP") regulations for the manufacture of pharmaceutical products. The Company may need to further scale-up certain of its current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. Failure by the Company to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process or to comply with cGMP regulations and other regulations could delay the approval of the Company's products under development or limit the Company's ability to meet the demand for its products, either of which would have a material adverse effect on the Company. Such occurrences may require the Company to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

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

Risk of Product Liability Claims; No Assurance of Adequate Insurance

     Manufacturing, marketing, selling, and testing Niaspan, the Combination Product, and the Company's products under development entails a risk of product liability. The Company could be subject to product liability claims in the event the Company's products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage the Company's reputation and impair the marketability of the Company's products. While the Company maintains liability insurance, there can be no assurance that a successful claim could not be made against the Company, that the amount of indemnification payments or insurance would be adequate to cover the costs of defending against or paying such a claim, or that damages payable by the Company would not have a material adverse effect on the Company's business, financial condition, and results of operations and on the price of the Company's Common Stock.

Shares Eligible for Future Sale; Registration Rights

     The Company has granted certain registration rights to the Company's controlling shareholder and to Kos Investments, Inc. which entitle such entities to cause the Company to effect three registrations under the Securities Act of sales of shares of the Company's Common Stock owned by such entities. These registration rights generally would also permit the holders of such rights to include shares in any registration statement otherwise filed by the Company. By exercising these registration rights, these entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by affiliates of the Company) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company's ability to raise additional capital.

Possible Stock Price Volatility

     The stock market, including the Nasdaq National Market, on which the Company's shares are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded pharmaceutical and biotechnology companies, has been and may continue to be highly volatile. The sale by the Company's controlling shareholder or members of the Company's management of shares of Common Stock, announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to the Niaspan product, the Combination Product, or to products under development by the Company or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of pharmaceutical and biotechnology products and economic and other external factors, as well as the trend of prescriptions for the Niaspan product and the period-to-period fluctuations in sales or other financial results, among other factors, may have a significant impact on the market price of the Common Stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At December 31, 2000, the Company had $72 million of variable rate indebtedness bearing interest at the prime rate (9.5% at December 31, 2000).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

                                                                            Page
                                                                            ----
         Financial Statements:

         Report of Independent Certified Public Accountants.................  33

         Consolidated Balance Sheets at December 31, 2000 and 1999..........  34

         Consolidated Statements of Operations for the years ended
             December 31, 2000, 1999 and 1998...............................  35

         Consolidated Statements of Shareholders' Equity (Deficit) for
             the period December 31, 1997 to December 31, 2000..............  36

         Consolidated Statements of Cash Flows for the years ended
             December 31, 2000, 1999 and 1998...............................  37

         Notes to Consolidated Financial Statements.........................  38

         Financial Statement Schedule:*

         Report of Independent Certified Public Accountants on Schedule II..  53

         Schedule II. Valuation and Qualifying Accounts.....................  54

         -----
         *All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Kos Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 2, 2001.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                       -------------------------------
                                                                            2000              1999
                                                                       -------------     -------------
ASSETS
Current Assets:
   Cash and cash equivalents ......................................    $   6,125,437     $   4,336,326
   Trade accounts receivable, net .................................        9,602,734         6,976,972
   Inventories, net ...............................................        1,826,053         1,085,849
   Prepaid expenses and other current assets ......................        3,272,726         2,610,412
                                                                       -------------     -------------
       Total current assets .......................................       20,826,950        15,009,559
Fixed Assets, net .................................................        7,914,458        10,430,043
Goodwill ..........................................................          722,864           803,182
Other Assets ......................................................          184,051            15,323
                                                                       -------------     -------------
       Total assets ...............................................    $  29,648,323     $  26,258,107
                                                                       =============     =============
LIABILITIES AND SHAREHOLDERS'
  DEFICIT
Current Liabilities:
   Accounts payable ...............................................    $   3,012,861     $   2,820,840
   Accrued expenses ...............................................       15,353,719        12,450,035
   Deferred revenue ...............................................        4,322,460         1,980,000
   Capital lease obligations ......................................           49,145           112,641
                                                                       -------------     -------------
       Total current liabilities ..................................       22,738,185        17,363,516
                                                                       -------------     -------------
Notes Payable to Shareholder ......................................       72,000,000        62,000,000
Capital Lease Obligations, net of current portion .................               --            89,145

Commitments and Contingencies (Notes 1, 11 and 13)

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ................................               --                --
   Common stock, $.01 par value, 50,000,000 shares authorized,
      19,947,061 and 18,026,024 shares issued and outstanding as of
      December 31, 2000 and 1999, respectively ....................          199,471           180,260
   Additional paid-in capital .....................................      209,641,721       186,291,218
   Accumulated deficit ............................................     (274,931,054)     (239,666,032)
                                                                       -------------     -------------
       Total shareholders' deficit ................................      (65,089,862)      (53,194,554)
                                                                       -------------     -------------
       Total liabilities and shareholders' deficit ................    $  29,648,323     $  26,258,107
                                                                       =============     =============

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Year Ended December 31,
                                               ---------------------------------------------
                                                   2000            1999             1998
                                               ------------    ------------     ------------
Revenues, net ............................     $ 60,173,940    $ 36,339,514     $ 13,038,241
Cost of sales ............................        5,931,637       5,405,960        3,276,153
                                               ------------    ------------     ------------
                                                 54,242,303      30,933,554        9,762,088
                                               ------------    ------------     ------------
Operating expenses:
   Research and development ..............       26,458,963      25,618,870       29,143,527
   Selling, general and administrative ...       56,831,657      56,843,187       61,519,514
                                               ------------    ------------     ------------
      Total operating expenses ...........       83,290,620      82,462,057       90,663,041
                                               ------------    ------------     ------------
Loss from operations .....................      (29,048,317)    (51,528,503)     (80,900,953)
                                               ------------    ------------     ------------
Other:
   Interest income, net ..................          323,400         169,326        1,792,796
   Interest expense-related parties ......       (6,560,288)     (3,206,521)         (68,466)
   Other income ..........................           20,183          13,471           15,181
                                               ------------    ------------     ------------
       Total other income (expense) ......       (6,216,705)     (3,023,724)       1,739,511
                                               ------------    ------------     ------------
       Net loss ..........................     $(35,265,022)   $(54,552,227)    $(79,161,442)
                                               ============    ============     ============
Net loss per share, basic and diluted ....     $      (1.84)   $      (3.06)    $      (4.50)
Weighted average shares of Common
  Stock outstanding, basic and diluted ...       19,202,877      17,842,879       17,589,767

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                  Additional
                                                     Common        Paid-in        Accumulated
                                                     Stock         Capital          Deficit            Total
                                                   ---------    -------------    -------------     -------------
Balance at December 31, 1997 ...................   $ 171,657    $ 183,650,564    $(105,952,363)    $  77,869,858

Common Stock issued to employees ...............          29           33,872               --            33,901
Stock options issued to non-employees ..........          --          380,815               --           380,815
Exercise of stock options ......................       5,517          533,594               --           539,111
Net loss .......................................          --               --      (79,161,442)      (79,161,442)
                                                   ---------    -------------    -------------     -------------
Balance at December 31, 1998 ...................     177,203      184,598,845     (185,113,805)         (337,757)

Common Stock granted to employees under
   Kos Savings Plan ............................       1,071          572,484               --           573,555
Issuance of Common Stock in connection with
   acquisition of assets of IEP Group, Inc. ....         750          392,250               --           393,000
Issuance of Common Stock to employees under
   Stock Purchase Plan .........................         688          301,369               --           302,057
Stock options issued to non-employees ..........          --          300,000               --           300,000
Exercise of stock options ......................         548          126,270               --           126,818
Net loss .......................................          --               --      (54,552,227)      (54,552,227)
                                                   ---------    -------------    -------------     -------------
Balance at December 31, 1999 ...................     180,260      186,291,218     (239,666,032)      (53,194,554)

Common Stock granted to employees under
   Kos Savings Plan ............................         390          535,884               --           536,274
Issuance of Common Stock to a third party ......      12,500       19,987,500               --        20,000,000
Issuance of Common Stock to employees under
   Stock Purchase Plan .........................       1,591          717,447               --           719,038
Exercise of stock options ......................       4,730        2,109,672               --         2,114,402
Net loss .......................................          --               --      (35,265,022)      (35,265,022)
                                                   ---------    -------------    -------------     -------------
Balance at December 31, 2000 ...................   $ 199,471    $ 209,641,721    $(274,931,054)    $ (65,089,862)
                                                   =========    =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Year Ended December 31,
                                                                                     ----------------------------------------------
                                                                                         2000             1999             1998
                                                                                     ------------     ------------     ------------
Cash Flows from Operating Activities:
  Net loss ......................................................................    $(35,265,022)    $(54,552,227)    $(79,161,442)
  Adjustments to reconcile net loss to net cash used
    in operating activities -
    Provision for doubtful accounts .............................................          50,000          160,100           20,000
    Depreciation and amortization ...............................................       3,254,338        3,010,462        2,202,251
    Provision for inventory obsolescence ........................................         420,000          640,737          259,500
    Gains from disposals of fixed assets ........................................         (20,183)         (13,471)         (15,181)
    Common stock issued to employees ............................................         536,274          573,555           33,901
    Stock options issued to non-employees .......................................              --          300,000          380,815
    Changes in operating assets and liabilities:
      Trade accounts receivable .................................................      (2,675,762)      (5,119,921)        (217,140)
      Inventories ...............................................................      (1,160,204)        (414,030)       1,810,812
      Prepaid expenses and other current assets .................................        (662,314)      (1,284,723)         547,173
      Other assets ..............................................................        (168,728)           1,424           14,289
      Accounts payable ..........................................................         192,021       (1,512,163)       1,173,318
      Accrued expenses ..........................................................       2,903,684        4,254,449        4,821,699
      Deferred revenue ..........................................................       2,342,460        1,980,000               --
                                                                                     ------------     ------------     ------------
       Net cash used in operating activities ....................................     (30,253,436)     (51,975,808)     (68,130,005)
                                                                                     ------------     ------------     ------------
Cash Flows from Investing Activities:
  Sales of marketable securities ................................................              --               --       30,894,009
  Acquisition of assets of IEP Group, Inc. ......................................              --         (700,000)              --
  Capital expenditures ..........................................................        (638,252)      (1,117,637)      (6,876,341)
                                                                                     ------------     ------------     ------------
       Net cash provided by (used in) investing activities ......................        (638,252)      (1,817,637)      24,017,668
                                                                                     ------------     ------------     ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock to employees under
      Stock Purchase Plan .......................................................         719,038          302,057               --
  Net proceeds from issuance of Common Stock to a third party ...................      20,000,000               --               --
  Net proceeds from exercise of stock options ...................................       2,114,402          126,818          539,111
  Borrowings under Notes Payable to Shareholder .................................      30,000,000       53,000,000        9,000,000
  Payments of Note Payable to Shareholder .......................................     (20,000,000)              --               --
  Payments under capital lease obligations ......................................        (152,641)        (177,745)         (50,617)
                                                                                     ------------     ------------     ------------
       Net cash provided by financing activities ................................      32,680,799       53,251,130        9,488,494
                                                                                     ------------     ------------     ------------
          Net increase (decrease) in cash and cash equivalents ..................       1,789,111         (542,315)     (34,623,843)

Cash and Cash Equivalents, beginning of period ..................................       4,336,326        4,878,641       39,502,484
                                                                                     ------------     ------------     ------------
Cash and Cash Equivalents, end of period ........................................    $  6,125,437     $  4,336,326     $  4,878,641
                                                                                     ============     ============     ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid..................................................................    $  6,524,688     $  3,309,299     $     14,819
Supplemental Disclosure of Non-cash Information:
  Acquisition of equipment under capital lease obligations.......................    $         --     $         --     $    430,148
  Common Stock issued in connection with acquisition of assets
      of IEP Group, Inc. ........................................................    $         --     $    393,000     $         --

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     Kos Pharmaceuticals, Inc. ("Kos" or the "Company") develops prescription pharmaceutical products principally for the cardiovascular and respiratory markets.

     On July 28, 1997, the Company obtained clearance from the U.S. Food and Drug Administration to market Niaspan, its first product (Niaspan(R) is a registered trademark of the Company). The Company began sales of the Niaspan product during August 1997. Niaspan is a once-a-day, oral, solid dose extended-release formulation of niacin for the treatment of hyperlipidemia, a multiple lipid disorder that is a primary risk factor for coronary heart disease. Niacin is a water soluble vitamin that has long been recognized as an effective pharmacological agent for the treatment of multiple lipid disorders including elevated LDL and low HDL cholesterol.

     The Company expects to incur additional losses in the near-term due primarily to its sales and marketing efforts associated with Niaspan and with its single-tablet Niaspan/lovastatin combination product, and to research and development activities in connection with its products under development. No assurance can be given that the Company's products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, future capital needs and uncertainty of additional funding, including its ability to meet all of the conditions necessary to obtain funding under its credit facilities with Michael Jaharis; uncertainties related to limited sales and marketing experience; uncertainties related to patents and trademarks, including interference and risk of infringement; uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, dependence on single sources of supply, and no assurances of adequate third party reimbursement. The likelihood of the success of the Company also must be considered in light of the uncertainty caused by problems, expenses, complications and delays frequently encountered in connection with the development of new business ventures.

2.   Summary of Significant Accounting Policies

   Basis of Presentation

     The consolidated financial statements include the results of the Company and its subsidiary, Aeropharm. All intercompany accounts and transactions have been eliminated in consolidation.

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

   Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000 or 1999.

     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2000 or 1999.

   Goodwill

     Goodwill consists of the excess of cost over the fair value of the net assets acquired. The Company amortizes goodwill on a straight-line basis over ten years. See Note 6.

   Fair Value of Financial Instruments

     As of December 31, 2000 and 1999, the carrying amount of cash and cash equivalents, trade accounts receivable, and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of notes payable is determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

   Concentration of Credit Risk

     The Company maintains its cash and cash equivalents with a major financial institution. The Company performs periodic evaluations of the relative credit standing of this institution to limit its credit risk exposure.

     The Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing chains. Accordingly, 71% of the trade accounts receivable before allowances at December 31, 2000, were represented by five of these customers. The Company performs periodic evaluations of the financial condition of all customers to limit its credit risk exposure, but does not obtain collateral. The Company has no significant off-balance-sheet concentrations of credit risk.

   Revenue Recognition

     Sales and the related cost of sales are recognized at the time product is shipped. The Company's largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net sales consist of gross sales to the Company's customers less provisions for expected rebates and chargebacks, discounts, and returns to customers and to managed care organizations with whom the Company has contracts. These provisions totaled $13,148,860 and $6,626,243, for the years ended December 31, 2000 and 1999, respectively. Included in "Accrued expenses" in the accompanying consolidated balance sheets are $5,327,651 and $3,235,576, at December 31, 2000 and 1999,
respectively, related to these provisions.

   Deferred Revenue

     The Company periodically evaluates the inventory position of its customers to determine whether abnormally high inventory levels of the Niaspan product exist throughout the product distribution channel. If any such inventory levels are identified, the Company's policy is to defer recognition of the revenue and related expenses associated with the excess inventory held by customers until the amount of such inventories returns to normal levels. During the second half of 2000 and 1999, certain of the Company's customers purchased abnormally high levels of the Niaspan product. As a result, as of December 31, 2000 and 1999, the level of the Niaspan product warehoused by these customers was well above normal levels. Accordingly, the Company deferred recognition of $4.8 million in gross revenues and related expenses associated with 2000 product shipments, and of $2.8 million in gross revenues and related expenses associated with 1999 product shipments, until such time as the level of the Niaspan product warehoused by these customers returns to normal levels. Included in "Deferred revenue" in the accompanying consolidated balance sheets are $4,322,000 and $1,980,000, as of December 31, 2000 and 1999, respectively, representing payments received on Niaspan product shipments for which revenue recognition had been deferred.

   Co-Promotion and Strategic Alliance Arrangement

     During 1999 the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company ("Knoll"), for the promotion and marketing of Knoll's Mavik and Tarka (Mavik(R) and Tarka(R) are registered trademarks of Knoll Pharmaceutical Company) products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds. The Company recorded $5.0 million and $2.7 million of co-promotion revenue as a result of the Knoll Agreement for the years ended December 31, 2000 and 1999, respectively.

     The Company entered into an agreement, effective May 3, 2000, with DuPont Pharmaceuticals Company ("DuPont") to form a strategic alliance for the purpose of co-promoting the Company's single-tablet Niaspan/lovastatin combination product (the "Combination Product"), now in development, in the United States and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont will share in the future development and commercialization of the Company's Combination Product. Specifically, DuPont agreed (i) to make equity investments in the Company up to $30 million through the date of Food and Drug Administration ("FDA") approval of the Combination Product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Combination Product; (iii) to fund up to $32.5 million for future clinical development of the Combination Product; and (iv) to share equally in the costs associated with promoting the Combination Product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company's Common Stock.

   Depreciation and Amortization

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease terms as follows:

                                                                      Years
                                                                      -----
              Furniture and equipment.........................         3-7
              Computer software and hardware..................         3-5
              Laboratory and manufacturing equipment..........         3-5
              Leasehold improvements..........................   Lives of leases

   Research and Development Expenses

     All research and development expenses are reflected in the Company's consolidated statements of operations as incurred.

   Advertising Expense

     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded $1,075,000, $1,508,000 and $4,532,000 in advertising expense for the years ended December 31, 2000, 1999 and 1998, respectively.

   Net Loss Per Share

     Basic loss per share is determined by dividing the Company's net loss by the weighted average number of shares of Common Stock outstanding. Diluted loss per share also includes dilutive Common Stock equivalents outstanding after applying the "treasury stock" method. The Company's basic and diluted earnings per share are the same, because the Company's Common Stock equivalents are antidilutive. The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding:

                                                                 December 31,
                                                    --------------------------------------
                                                       2000          1999          1998
                                                    ----------    ----------    ----------
     Stock options outstanding .................     4,360,587     3,077,840     2,857,215
     Convertible debt ($50 million at $4.91
        per share - See Note 8) ................    10,183,299     6,517,312            --
     Non-detachable warrants (at $5.00
        per share - See Note 8) ................     2,400,000            --            --
                                                    ----------    ----------    ----------
           Total ...............................    16,943,886     9,595,152     2,857,215
                                                    ==========    ==========    ==========

   Income Taxes

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of December 31, 2000, the Company had available approximately $222.8 million of net operating loss carryforwards that expire between 2011 and 2015. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management in the preparation of the accompanying financial statements include the allowance for doubtful accounts; reserves for product returns, chargebacks, rebates and discounts; estimation of customer inventory levels; and valuation allowance on deferred income taxes. Actual results could differ from those estimates.

   Reporting of Comprehensive Income or Loss

     SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders' equity, such as certain unrealized gain or loss items. The Company's reported loss equals comprehensive loss for all periods presented.

   Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, is effective for fiscal years ended after June 15, 2000. The Company adopted SFAS 133 effective June 30, 1998, however, the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

     On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition" ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specific items discussed in SAB 101 include up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 for the year ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The application of FIN 44 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF Issue No. 00-14"), which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Company adopted the provisions of EITF Issue No. 00-14 during the year ended December 31, 2000. The adoption of EITF Issue No. 00-14 did not have a material impact on Kos' financial condition or results of operations.

     In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("EITF Issue No. 00-10"), which addresses the income statement classification of shipping and handling revenues and related costs. The Company adopted the provisions of EITF Issue No. 00-10 during the year ended December 31, 2000. The adoption of EITF Issue No. 00-10 did not have a material impact on Kos' financial condition or results of operations.

3.   Trade Accounts Receivable, net

     Trade accounts receivable consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
          Trade accounts receivable .............    $ 9,802,802    $ 7,215,072
          Less allowance for doubtful accounts ..       (200,068)      (238,100)
                                                     -----------    -----------
             Trade accounts receivable, net .....    $ 9,602,734    $ 6,976,972
                                                     ===========    ===========

4.   Inventories, net

     Inventories consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         2000           1999
                                                     ------------   -----------
          Raw materials .........................    $   257,326    $   205,533
          Work in process .......................        446,834        269,379
          Finished goods ........................      1,121,893        610,937
                                                     -----------    -----------
            Total inventories ...................    $ 1,826,053    $ 1,085,849
                                                     ===========    ===========

5.   Fixed Assets, net

     Fixed assets consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
          Furniture and equipment ................. $  1,569,248   $  1,628,011
          Computer software and hardware ..........    2,910,888      2,665,213
          Laboratory and manufacturing equipment ..    8,552,550      8,549,958
          Leasehold improvements ..................    5,384,910      5,283,291
                                                    ------------   ------------
            Fixed assets, gross ...................   18,417,596     18,126,473
          Less accumulated depreciation and
            amortization ..........................  (10,503,138)    (7,696,430)
                                                    ------------   ------------
            Fixed assets, net ..................... $  7,914,458   $ 10,430,043
                                                    ============   ============

6.   Goodwill

     In late 1999, the Company acquired, for total consideration of $1.1 million, substantially all of the assets and intellectual property of IEP Group, Inc. (the "IEP Acquisition"). In connection with this transaction, the Company recorded goodwill of $803,182 representing the excess of the cost of the assets acquired over their estimated fair value. The pre-acquisition results of IEP were not material to the Company's results of operations. The Company recognized goodwill amortization expense of $80,318 for the year ended December 31, 2000.

7.   Accrued Expenses

     Major components of accrued expenses are as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
          Employee commissions and bonuses ......   $  2,316,758   $  2,169,912
          Employee vacations ....................      1,143,592      1,126,105
          Clinical studies ......................      1,740,900      1,226,878
          Managed care rebates and chargebacks ..      4,602,574      3,044,246
          All other .............................      5,549,895      4,882,894
                                                    ------------   ------------
            Total accrued expenses ..............   $ 15,353,719   $ 12,450,035
                                                    ============   ============

8.   Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of the $20-million equity contribution from DuPont to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility, which totaled $10 million at December 31, 2000, bear interest at the prime rate (9.5% as of December 31, 2000), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of December 31, 2000, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $12 million as of December 31, 2000, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of this Standby Facility. The warrants are exercisable at any time until June 30, 2006.

9.   Major Customers

     Sales to customers that were at least 10% of the Company's gross sales are as follows:

                                                                                   December 31,
                                                             -------------------------------------------------------
                                                                   2000                1999                1998
                                                             ---------------    ----------------    ----------------
     Customer A............................................     $17,611,515        $12,376,801          $4,186,863
     Customer B............................................      13,113,597          7,781,733           2,610,655
     Customer C............................................       6,693,483          7,233,560           1,860,512
                                                             ---------------    ----------------    ----------------
        Total..............................................     $37,418,595        $27,392,094          $8,658,030
                                                             ===============    ================    ================

10.  Quarterly Financial Information (Unaudited)

     The following table summarizes selected quarterly financial data of the Company for the year ended December 31, 2000 and 1999 (in thousands, except per share data):

                                             First          Second           Third          Fourth            Full
                                            Quarter        Quarter          Quarter         Quarter           Year
                                          -----------    -------------    ------------    ------------     ------------
     2000
     ----
     Revenues, net                         $13,366        $10,159           $16,559         $20,090        $60,174
     Cost of sales                           1,561          1,131             1,407           1,833          5,932
     Operating expenses                     21,679         19,627            21,080          20,905         83,291
     Loss from operations                   (9,874)       (10,599)           (5,928)         (2,647)       (29,048)
     Net loss                              (11,206)       (12,270)           (7,510)         (4,279)       (35,265)
     Basic and diluted loss per share      $ (0.62)       $ (0.65)          $ (0.38)        $ (0.19)       $ (1.84)
     Market prices per common
       share:
          High                             $ 22.13        $ 18.56           $ 17.88         $ 25.13        $ 25.13
          Low                              $  5.30        $ 10.00           $ 10.75         $ 13.63        $  5.30

     1999
     ----
     Revenues, net                         $ 5,469        $ 7,288           $10,249         $13,334        $36,340
     Cost of sales                           1,039          1,202             1,386           1,779          5,406
     Operating expenses                     19,359         21,550            20,807          20,746         82,462
     Loss from operations                  (14,929)       (15,464)          (11,944)         (9,191)       (51,528)
     Net loss                              (15,214)       (16,097)          (12,862)        (10,379)       (54,552)
     Basic and diluted loss per share      $ (0.86)       $ (0.90)          $ (0.72)        $ (0.58)       $ (3.06)
     Market prices per common
       share:
          High                             $  7.00        $  5.75           $  7.75         $  6.38        $  7.75
          Low                              $  4.00        $  4.13           $  4.38         $  4.38        $  4.00

11.  Commitments and Contingencies

   Letter of Credit Facility

     On September 17, 1998, the Company entered into a $3 million letter of credit facility with a bank (the "Letter of Credit Facility"). Under the terms of the Letter of Credit Facility, letters of credit outstanding must not exceed 90% of the Company's cash balance kept at such bank. As of December 31, 2000 and 1999, letters of credit outstanding totaled $1,551,000 and $1,492,000, respectively.

   Purchase Commitments

     During the normal course of its business, the Company enters into short term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 2000, the Company had open purchase commitments totaling $5,696,000.

   Employment and Royalty Agreements

     As of December 31, 1999, the Company had employment and/or royalty agreements with three of its officers. Salary and benefits expense recorded under the employment agreements totaled $749,000, $698,000 and $833,000, during the years ended December 31, 2000, 1999 and 1998, respectively. The royalty agreements entitle two of these officers to royalties on sales of the Company's products, the aggregate amounts of which may not exceed $5,500,000. Royalty expense from these agreements during the years ended December 31, 2000, 1999 and 1998 was $551,000, $336,000 and $65,000, respectively. Future minimum payments under the employment agreements are as follows:

     Year Ending December 31,                               Amount
     ------------------------                           -------------

     2001...........................................     $   575,000
     2002...........................................         200,000
                                                        -------------
                                                         $   775,000
                                                        =============

     The Company, in connection with the IEP Acquisition, is also subject to a royalty consideration on net sales of future products developed by IEP utilizing technology acquired through such acquisition. In accordance with the terms of the IEP Acquisition, the Company is required to make minimum annual royalty payments of $50,000 commencing in 2002 through 2009.

   Lease Commitments

     The Company has various operating leases that expire through 2006 for the rental of office space, laboratory facilities, and vehicles. Future minimum commitments under these agreements are as follows:

     Year Ending December 31,                               Amount
     ------------------------                           -------------

     2001...........................................      $2,647,000
     2002...........................................       2,226,000
     2003...........................................       1,709,000
     2004...........................................       1,164,000
     2005...........................................         350,000
     Thereafter.....................................         306,000
                                                        -------------
                                                          $8,402,000
                                                        =============

     As of December 31, 2000 and 1999, standby letters of credit of $1,232,000 and $1,200,000, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

     Rent and other expenses incurred under the operating leases were $3,655,494, $3,493,964 and $3,061,000, during the years ended December 31, 2000,
1999 and 1998, respectively.

   Licensing Agreements

     The Company has certain license agreements (the "License Agreements") with third parties (the "Licensees") for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure exclusive rights to develop, manufacture, sell and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $250,000, $135,000 and $490,000, for the years ended December 31, 2000, 1999 and 1998, respectively, and is reflected in "Research and development" in the accompanying consolidated statements of operations.

     In order to maintain its rights under the License Agreements, the Company is required to pay certain future milestone payments and licensing fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment. The Company anticipates, based on the development efforts that have been conducted to date, that it will be required to make future minimum payments as follows:

     Year Ending December 31,                               Amount
     ------------------------                           -------------

     2001...........................................      $  250,000
     2002...........................................          30,000
     2003...........................................          30,000
     2004...........................................         200,000
                                                        -------------
                                                          $  510,000
                                                        =============


     On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company initially recognized $3,000,000 as a licensing expense for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of Niaspan subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. The Company recorded $2,500,000, $1,682,000 and $652,000, of royalty expense from this agreement for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

   Sponsored Research

     The Company has on-going research agreements with various universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the sponsored research agreements are as follows:

     Year Ending December 31,                               Amount
     ------------------------                           -------------

     2001...........................................      $  300,000
     2002...........................................         135,000
                                                        -------------
                                                          $  435,000
                                                        =============


     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company's sponsored research programs totaled approximately $381,000, $408,000 and $383,000, during the years ended December 31, 2000, 1999 and 1998, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

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

     Expenses recorded under these and other development agreements totaled approximately $193,000, $380,000 and $1,470,000, during the years ended December 31, 2000, 1999 and 1998, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

   Employee Benefit Plans

     The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15% of the employee's compensation for the year. Beginning in 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company's matching contribution to the Kos Savings Plan is made in the form of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee's 401(k) contribution, and not to exceed 3% of such employee's compensation or $5,000 per employee for any given year. An employee is always 100% vested in the employee's elective deferral contributions to the Kos Savings Plan and is vested up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $536,274 and $573,555, in expenses related to its match of employee contributions to the Kos Savings Plan for the years ended December 31, 2000 and 1999, respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

     On February 15, 1999, the Company implemented the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee's annual compensation. Each employee's total contributions are limited to $25,000 per year. Employee payroll deductions are accumulated for six-month periods at the end of which shares of the Company's Common Stock are purchased under the Stock Purchase Plan. All full-time employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. The Company has reserved 1,000,000 shares of Common Stock for future purchase by employees under the Stock Purchase Plan. As of December 31, 2000, 772,346 of shares of Common Stock remain available for issuance under the Stock Purchase Plan.

12.  Shareholders' Deficit

   Preferred Stock

     The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company's Board of Directors may determine.

   Stock Option Plan

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of December 31, 2000, a maximum of 7,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

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

     The Company did not record compensation expense related with either the February Re-Pricing or the October Re-Pricing.

     Each outside director of the Company is granted an option to purchase 15,000 shares of Common Stock upon election to the Board, receives options to purchase 20,000 shares effective on each director's anniversary date and 5,000 shares effective on the date of the Company's Annual Shareholders' Meeting. The exercise price of such options will be the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FIN 44, which allows grantors to account for options to outside directors under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Assumptions for the calculation of charges associated with SFAS 123 include:

                                                  Risk-Free     Expected
             Grant       Volatility  Interest      Expected       Term
              Date          Rate       Rate       Dividends      (Years)
          ------------- ------------ ----------- ------------- ----------

              1998          66.4       4.77         $  -            5
              1999          60.0       5.03            -            5
              2000          72.5       6.28            -            5

     As of December 31, 2000, the Company had outstanding options to purchase 4,360,587 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the implementation of the Plan. Detail of option activity is as follows:

                                                                                   Exercise Prices
                                                                          --------------------------------
                                                           Number of                             Weighted
                                                            Shares             Range             Average
                                                       -----------------  ------------------- -------------
         Outstanding, December 31, 1997...........         2,446,790       $0.60  - $43.44         $10.64
         Granted(*)...............................         2,955,265        5.06  -  13.28           8.15
         Exercised................................          (551,675)       0.60  -   7.00           0.98
         Canceled(*)..............................        (1,993,165)       5.06  -  43.44          16.67
                                                          -----------

         Outstanding, December 31, 1998...........         2,857,215        0.60  -  27.25           5.93
         Granted..................................           670,000        4.28  -   7.25           5.39
         Exercised................................           (56,375)       0.75  -   5.06           2.21
         Canceled.................................          (393,000)       5.06  -  11.16           6.78
                                                         ------------

         Outstanding, December 31, 1999...........         3,077,840        0.60  -  27.25           5.76
         Granted..................................         1,959,975        8.47  -  22.22          15.97
         Exercised................................          (472,968)       0.75  -  11.16           4.47
         Canceled.................................          (204,260)       5.06  -  19.88           7.26
                                                         ------------

         Outstanding, December 31, 2000...........         4,360,587        0.60  -  27.25          10.23
                                                         ===========

----------
(*)Includes effect of re-priced options (1,880,565 options, which had original exercise prices ranging from $7.00 to $43.44, and an original weighted average exercise price of $16.94, were re-priced in February and October 1998).

                             Options Outstanding                                     Options Exercisable
------------------------------------------------------------------------------- ------------------------------
                               Number              Weighted         Weighted        Number         Weighted
                            Outstanding            Average          Average       Exercisable      Average
        Range of            December 31,          Remaining         Exercise     December 31,      Exercise
    Exercise Prices             2000           Contractual Life      Price           2000           Price
------------------------- -----------------   ------------------- ------------- ---------------- -------------
         $0.60                     300,000        5.5 years          $0.60          300,000         $0.60
      4.28 to 6.24               1,355,695        7.4 years           5.18          786,615          5.07
      6.59 to 8.47                 488,392        6.1 years           7.05          467,936          7.04
      9.94 to 14.81              1,211,800        8.5 years          12.46          245,825         11.15
     15.00 to 22.22                981,700        9.6 years          18.65           19,063         15.00
     24.69 to 27.25                 23,000        6.2 years          25.02           23,000         25.02
                                 ---------                                        ---------
                                 4,360,587                                        1,842,439
                                 =========                                        =========

     At December 31, 2000, 1,535,485 shares remain reserved for issuance under the Plan, and options to purchase 1,842,439 shares of Common Stock were exercisable, including options granted outside the Plan.

     As permitted by SFAS No. 123, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under APB No. 25. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Compensation costs of $300,000 and $380,815 were recorded for the years ended December 31, 1999 and 1998, respectively, to reflect the cost associated with stock options granted to non-employees and to outside directors (through June 30, 2000).

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:

                                                                For the Year Ended December 31,
                                                         ---------------------------------------------
                                                               2000            1999            1998
                                                         -------------   -------------   -------------
      Net loss:
          As reported................................    $(35,265,022)   $(54,552,227)   $(79,161,442)
          Pro Forma..................................     (39,425,660)    (57,537,053)    (81,638,296)

      Net loss per share, basic and diluted:
          As reported................................    $      (1.84)   $      (3.06)   $      (4.50)
          Pro Forma..................................           (2.05)          (3.22)          (4.64)


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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To Kos Pharmaceuticals, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 2, 2001.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                          Balance at     Charged to                 Balance at
                                                         Beginning of     Costs and                     End
                     Description                            Period        Expenses    Deductions     of Period
------------------------------------------------------   -------------  ------------ ------------- ------------
Allowance for Doubtful Accounts:
--------------------------------
Fiscal year ended December 31, 1998...............          $    80       $    20      $     -       $    100
Fiscal year ended December 31, 1999...............              100           160           22            238
Fiscal year ended December 31, 2000...............              238            50           88            200

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

         The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 15, 2001.

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

                  II Valuation and Qualifying Accounts for the Year Ended December 31, 2000.

               3.   The following exhibits are filed herewith:

                  Exhibit
                  Number                          Exhibit Description
                  ------                          -------------------

                  3.1(1) Amended and Restated Articles of Incorporation of the Company

                  3.2(1)                Amended and Restated Bylaws of the
                                        Company

                  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company

                  4.2(2)                Form of Common Stock certificate of the
                                        Company

                  10.1(1) Employment Agreement dated as of July 1, 1996, between Daniel M. Bell and the Company

                  10.2(1) Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

                  10.3(1) Employment Agreement dated as of June 15, 1996, between David J. Bova and the Company

                  10.4(1)               Kos Pharmaceuticals, Inc. 1996 Stock
                                        Option Plan

                  10.5(3) Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan.

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

                  10.11(4) Revolving Credit and Loan Agreement dated July 1, 1998, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

                  10.12(4) Promissory Note dated July 1, 1998, in favor of Michael Jaharis.

                  10.13(5)+             Co-promotion Collaboration Agreement
                                        dated July 22, 1999, between the Company and Knoll Pharmaceutical Company.

                  10.14(5) Revolving Credit and Loan Agreement dated September 1, 1999, between the Company and Michael Jaharis.

                  10.15(6) Promissory Note dated September 1, 1999, in favor of Michael Jaharis.

                  10.16(6) Revolving Credit and Loan Agreement dated December 21, 1999, between the Company and Michael Jaharis.

                  10.17(6) Second Amended and Restated Registration Rights Agreement effective as of December 21, 1999, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

                  10.18(6) Amended and Restated Security Agreement dated December 21, 1999, by and between the Company and Michael Jaharis.

                  10.19(6) Promissory Note dated December 21, 1999, in favor of Michael Jaharis.

                  10.20(6)              Non-Detachable Common Stock Purchase
                                        Warrant.

                  10.21(7)+             Copromotion and Future Development
                                        Agreement dated May 3, 2000, between the
                                        Company and DuPont Pharmaceuticals
                                        Company.

                  10.22(7) Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

                  21(1)                 Subsidiaries of the Company.

                  23                    Consent of Arthur Andersen LLP.

                  24                    Powers of Attorney (included on
                                        signature page hereto).

     --------------
               (1) Filed with the Company's Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

               (2) Filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

               (3) Filed with the Company's Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999, and incorporated herein by reference.

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

               (6) Filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company's year ended December 31, 1999, and incorporated herein by reference.

               (7) Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended June 30, 2000, and incorporated herein by reference.

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

                                       KOS PHARMACEUTICALS, INC.

                                       By: /s/ Daniel M. Bell
                                           --------------------------------
                                           Daniel M. Bell
                                           President and Chief Executive Officer

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

           Signature                     Title                    Date
           ---------                     -----                    ----

/s/ Michael Jaharis             Chairman of the Board             March 16, 2001
-----------------------------   of Directors
Michael Jaharis


/s/ Daniel M. Bell              President, Chief Executive        March 16, 2001
-----------------------------     Officer, and Director
Daniel M. Bell                  (Principal Executive Officer)


/s/ Robert E. Baldini           Vice Chairman of the Board and
-----------------------------   Chief Sales and Marketing Officer March 16, 2001
Robert E. Baldini


/s/ Juan F. Rodriguez           Vice President, Controller
-----------------------------   (Principal Accounting Officer)    March 16, 2001
Juan F. Rodriguez


/s/ John Brademas               Director                          March 16, 2001
-----------------------------
John Brademas


/s/ Steven Jaharis              Director                          March 16, 2001
-----------------------------
Steven Jaharis


/s/ Louis C. Lasagna            Director                          March 16, 2001
-----------------------------
Louis C. Lasagna


/s/ Mark Novitch                Director                          March 16, 2001
-----------------------------
Mark Novitch


/s/ Frederick B. Whittemore     Director
-----------------------------                                     March 16, 2001
Frederick B. Whittemore

                                  EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------

23                 Consent of Arthur Andersen LLP.