Form 10-Q
period 2001-03-31
KOS PHARMACEUTICALS INC
filed 2001-05-10
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     -------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

                        Commission file number 000-22171

                            KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           FLORIDA                                                65-0670898
           -------                                                ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

            1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 577-3464

         Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No
                                      ----      ----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at April 27, 2001
         -----                                    -----------------------------
Common Stock, par value $.01 per share                     20,037,045

                            KOS PHARMACEUTICALS, INC.

                                      INDEX



                                                                                                         Page
                                                                                                         ----

PART I  -  FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000..............................................            2

                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 2001 (unaudited) and
                  2000 (unaudited)...............................................................            3

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and
                  2000 (unaudited)...............................................................            4

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............            5

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................................             9

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk.............................           17

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings......................................................................           18

Item 6 -  Exhibits and Reports on Form 8-K.......................................................           19

----
Niaspan(R)and Advicor(TM)are trademarks of Kos Pharmaceuticals, Inc. Mavik(R)and Tarka(R)are trademarks of Knoll Pharmaceutical Company.

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                          March 31,       December 31,
                                                                                             2001             2000
                                                                                         -------------    --------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.........................................................     $    3,324       $    6,125
   Trade accounts receivable, net....................................................          6,621            9,603
   Inventories, net..................................................................          2,557            1,826
   Prepaid expenses and other current assets.........................................          3,345            3,273
                                                                                         -------------    --------------

       Total current assets..........................................................         15,847           20,827

Fixed Assets, net....................................................................          7,383            7,914
Goodwill, net........................................................................            703              723
Other Assets.........................................................................            368              184
                                                                                         -------------    --------------

       Total assets..................................................................      $  24,301        $  29,648
                                                                                         =============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable..................................................................     $    5,146       $    3,013
   Accrued expenses..................................................................         15,349           15,354
   Deferred revenue..................................................................              -            4,322
   Capital lease obligations.........................................................             10               49
                                                                                         -------------    --------------

       Total current liabilities.....................................................         20,505           22,738
                                                                                         -------------    --------------

Notes Payable to Shareholder.........................................................         78,000           72,000

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding.....................................................              -                -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     20,029,155 and 19,947,061 shares issued and outstanding as
     of March 31, 2001 (unaudited) and December 31, 2000, respectively...............            200              199
   Additional paid-in capital........................................................        210,539          209,642
   Accumulated deficit...............................................................       (284,943)        (274,931)
                                                                                         -------------    --------------

       Total shareholders' deficit...................................................        (74,204)         (65,090)
                                                                                         -------------    --------------

       Total liabilities and shareholders' deficit...................................     $   24,301        $  29,648
                                                                                         =============    ==============


   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                           Three Months
                                                               Ended
                                                            March 31,
                                                    ---------------------------
                                                       2001           2000
                                                    ------------   ------------
                                                           (Unaudited)

Revenues, net..................................     $    14,383      $  13,366
Cost of sales..................................           1,411          1,561
                                                    ------------   ------------

                                                         12,972         11,805
                                                    ------------   ------------
Operating Expenses:
   Research and development....................           5,973          7,174
   Selling, general and administrative.........          15,499         14,505
                                                    ------------   ------------

       Total operating expenses................          21,472         21,679
                                                    ------------   ------------

Loss from operations...........................          (8,500)        (9,874)
                                                    ------------   ------------
Other (Income) Expense:
   Interest income, net........................             (82)          (116)
   Interest expense-related parties............           1,594          1,448
                                                    ------------   ------------

       Total other expense.....................           1,512          1,332
                                                    ------------   ------------

       Net loss................................     $   (10,012)      $(11,206)
                                                    ============   ============

Net loss per share, basic and diluted..........     $    (0.50)      $   (0.62)

Weighted average shares of Common
  Stock outstanding............................         19,975          18,185








   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                             ---------------------------
                                                                                                 2001          2000
                                                                                             -------------  ------------
                                                                                                    (Unaudited)
Cash Flows from Operating Activities:
  Net loss............................................................................         $(10,012)      $(11,206)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization...................................................              756            831
      Common Stock issued to employees................................................              143            111
      Provision for inventory obsolescence............................................              105            105
      Changes in operating assets and liabilities:
        Trade accounts receivable, net................................................            2,982            965
        Prepaid expenses and other current assets.....................................              (72)          (941)
        Inventories...................................................................             (836)           (65)
        Other assets..................................................................             (184)           (78)
        Accounts payable..............................................................            2,134          1,541
        Accrued expenses..............................................................               (5)          (784)
        Deferred revenue..............................................................           (4,322)        (1,980)
                                                                                             -------------  ------------

               Net cash used in operating activities..................................           (9,311)       (11,501)
                                                                                             -------------  ------------

Cash Flows from Investing Activities:
  Capital expenditures................................................................             (205)           (86)
                                                                                             -------------  ------------

               Net cash used in investing activities..................................             (205)           (86)
                                                                                             -------------  ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock to employees under
   Stock Purchase Plan................................................................              524            297
  Net proceeds from exercise of stock options.........................................              230          1,485
  Borrowings under Notes Payable to Shareholder.......................................            6,000          9,000
  Payments under capital lease obligations............................................              (39)           (29)
                                                                                             -------------  ------------

               Net cash provided by financing activities..............................            6,715         10,753
                                                                                             -------------  ------------

               Net decrease in cash and
                cash equivalents......................................................           (2,801)          (834)

Cash and cash equivalents, beginning of period........................................            6,125          4,336
                                                                                             -------------  ------------

Cash and cash equivalents, end of period..............................................        $   3,324      $   3,502
                                                                                             =============  ============



   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2001, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2001. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

                                                               March 31,
                                                       -------------------------
                                                          2001            2000
                                                       -------------------------
                                                             (in thousands)
     Stock options outstanding...................          4,695           3,719
     Convertible debt ($50 million at $4.91
        per share - See Note 6)..................         10,183           8,350
     Non-detachable warrants (at $5.00
        per share - See Note 6) .................          3,600               -
                                                       ----------    -----------
           Total.................................         18,478         12,069
                                                       ==========    ===========

4.   Inventories

     Inventories consist of the following:

                                                March 31,         December
                                                  2001            31, 2000
                                               ------------      ------------
                                                      (in thousands)
         Raw materials.......................     $    329          $    257
         Work in process.....................        1,107               447
         Finished goods......................        1,121             1,122
                                               ------------      ------------
              Total..........................      $ 2,557           $ 1,826
                                               ============      ============

5.   Deferred Revenue

     The Company periodically evaluates the inventory position of its customers to determine whether abnormally high inventory levels of the Niaspan product exist throughout the product distribution channel. If such inventory levels are identified, the Company's policy is to defer recognition of the revenue and related expenses associated with the excess inventory held by customers until the amount of such inventories returns to normal levels. During the second half of 2000 and 1999, certain of the Company's customers purchased abnormally high levels of the Niaspan product. As a result, as of December 31, 2000 and 1999, the level of the Niaspan product warehoused by these customers was well above normal levels. Accordingly, the Company deferred recognition of $4.8 million in gross revenues and related expenses associated with 2000 product shipments, and of $2.8 million in gross revenues and related expenses associated with 1999 product shipments, until such time as the level of the Niaspan product warehoused by these customers returned to normal levels. Included in "Deferred revenue" in the accompanying consolidated balance sheets is $4,322,000 as of December 31, 2000, representing payments received on Niaspan product shipments for which revenue recognition had been deferred.

     Because the quantities of the Niaspan product warehoused by these customers had decreased substantially by the end of the first quarter of 2001 and 2000, the Company recognized as revenue, during the quarter ended March 31, 2001 and 2000, $4.8 million and $2.8 million, respectively, of Niaspan shipments recorded as "Deferred revenue" as of the end of the preceding fiscal years.

6.   Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. Borrowings under the Credit Facility, which totaled $10 million at March 31, 2001, bear interest at the prime rate (8% as of March 31, 2001). On December 21, 1999, Mr. Jaharis agreed to extend the maturity date of the Credit Facility from December 31, 2000 to December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of March 31, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $18 million as of March 31, 2001, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximated the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     Interest expense under the Credit Facility and Supplemental Credit Facility totaled approximately $1.6 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through March 31, 2001, the Company had accumulated a deficit from operations of $284.9 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

Results of Operations

       Three Months Ended March 31, 2001 and 2000

     Similar to most other pharmaceutical companies, during the last two years Kos has at times been subject to significant product "buy-in" from pharmaceutical wholesalers. Because of competitive conditions within their industry, pharmaceutical wholesalers operate utilizing minimal markup to products acquired from manufacturers. Accordingly, wholesalers are increasingly relying on their ability to predict manufacturer price increases, and to augment product purchases just prior to such anticipated increases, as a vehicle to bolster operating profits. As a result, depending on when a particular wholesaler's forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such a product in that period. In order to properly reflect revenue for the Company in such circumstances, Kos' policy has been to monitor the level of the Niaspan inventory throughout the product distribution channel, and defer the recognition of revenue and related expenses associated with Niaspan product shipments to wholesalers when such shipments appear to constitute excess inventory accumulation and to release such deferred revenue and related expenses in periods when wholesaler inventories appear to be at or below normal levels.

     Consequently, the Company's reported revenue of $14.4 million for the three months ended March 31, 2001, included $4.8 million of revenue deferred from the preceding quarter, compared with $2.8 million of deferred revenue included in the $13.4 million of revenue reported for the three months ended March 31, 2000. Including the deferred revenue, the $1 million increase in the current quarter reflected a $0.3 million increase in sales for the Company's Niaspan product and an increase of $0.7 million in co-promotion revenue resulting from the Company's co-promotion collaboration agreement with Knoll Pharmaceutical Company (hereinafter "Knoll"), for the promotion and marketing of Knoll's Mavik and Tarka products within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     Gross profit (Niaspan product sales less cost of products sold) for the three months ended March 31, 2001, was $11.5 million (89% of Niaspan product sales), compared with $11.0 million (88% of Niaspan product sales) for the 2000 period.

     The Company's research and development expenses decreased to $6.0 million for the three months ended March 31, 2001, from $7.2 million for the comparable period during 2000. The decreased expenses related primarily to the absence of $1.0 million in clinical trial costs incurred during 2000 in connection with the New Drug Application ("NDA") submission to the U.S. Food and Drug Administration ("FDA") for the Advicor product.

     Selling, general and administrative expenses increased to $15.5 million for the three months ended March 31, 2001, from $14.5 million for the three months ended March 31, 2000. Within this category, selling expenses increased to $11.7 million for the 2001 period from $11.1 million for the comparable 2000 period. This increase related primarily to an increase of $1.5 million in marketing costs associated with Mavik and Tarka promotional efforts, partially offset by a reduction of $0.5 million in sales force operating expenses. The Company expects to increase the level of selling and marketing expenditures during the remainder of 2001 in preparation for the anticipated commercial launch of Advicor, the Company's new Niaspan/lovastatin combination product currently being reviewed by the FDA and the subject of the copromotion arrangement with DuPont Pharmaceuticals Company ("DuPont").

     While the Company's general and administrative expenses remained essentially at the same level during each of the three months ended March 31, 2001 and 2000, the current quarter includes an initial $0.2 million charge in connection with the planned consolidation of the Company's manufacturing operations to a larger, more efficient facility in Edison, New Jersey. The consolidation will allow the Company to attain increased manufacturing efficiencies as well as enable Kos to utilize its present manufacturing site, located in Hollywood, Florida, as a dedicated development and scale-up facility for the solid-dose products in the Company's development pipeline. The Company anticipates that it will complete the manufacturing consolidation during the second quarter of 2001 and that it will incur approximately $0.6 million in total costs associated with the consolidation -- mostly as a result of severance and relocation benefits offered to about 20 Hollywood-based employees affected by this change. Kos expects to begin benefiting from the effects of this consolidation during the fourth quarter of 2001.

     The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the "Credit Facility"), the September 1, 1999, $50 million credit facility (the "Supplemental Credit Facility"), and the December 21, 1999, $50 million credit facility (the "Standby Facility"), with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. Borrowings under these credit facilities totaled $78 million as of March 31, 2001 and bear interest at the prime rate (8.0% as of March 31, 2001). Interest expense under these credit facilities totaled approximately $1.6 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively.

     The Company incurred a net loss of $10.0 million for the three months ended March 31, 2001, compared with a net loss of $11.2 million for the three months ended March 31, 2000.

       Three Months Ended March 31, 2000 and 1999

     The Company's revenues increased to $13.4 million for the three months ended March 31, 2000, from $5.5 million for the same period in 1999. This increase was attributable to a growth of $7.1 million in net sales of the Company's Niaspan product, including the effect of recognizing $2.8 million of 1999 Niaspan product shipments whose revenue recognition had been deferred as of December 31, 1999; and to $0.8 million in co-promotion revenue resulting from the Knoll Agreement.

     Cost of sales was $1.6 million and $1 million for the three months ended March 31, 2000 and 1999, respectively. The higher cost of sales in 1999 was attributable to higher Niaspan product revenues during the period, partially offset by efficiencies attained in the production of Niaspan.

     The Company's research and development expenses increased to $7.2 million for the three months ended March 31, 2000, from $6.2 million for the three months ended March 31, 1999. The increased expenses related primarily to increases of $0.4 million in formulation development costs of the Company's Advicor product and other products under development, of $0.4 million in the costs of clinical trials principally associated with the Advicor product, and of $0.1 million in patent-related expenses.

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

Liquidity and Capital Resources

     At March 31, 2001, the Company had cash and cash equivalents totaling $3.3 million and had a working capital deficiency of $4.7 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of March 31, 2001, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $7.4 million. During the three months ended March 31, 2001, the Company spent $0.2 million in capital expenditures. The Company expects to spend about $5 million in capital expenditures during the remainder of the year ending December 31, 2001, mostly to provide increased production capacity for the Advicor product.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20 million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of March 31, 2001, bear interest at the prime rate (8.0% as of March 31, 2001), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of March 31, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of March 31, 2001, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Credit Facility into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $18 million as of March 31, 2001, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company entered into an agreement, effective May 3, 2000, with DuPont to form a strategic alliance for the purpose of co-promoting the Company's Advicor product, now in development, in the United States and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont will share in the future development and commercialization of the Company's Advicor product. Specifically, DuPont has agreed (i) to make equity investments in the Company up to $30 million through the date of Food and Drug Administration

("FDA") approval of the Advicor product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Advicor product; (iii) to fund up to $32.5 million for future clinical development of the Advicor product; and
(iv) to share equally in the costs associated with promoting the Advicor product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20 million equity investment in the Company in exchange for 1,250,000 shares of the Company's Common Stock.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its Niaspan product, to receive approval of the NDA for the Company's Advicor product on a timely basis, and to successfully market the Advicor product. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Advicor product, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY
STATEMENTS

     Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to anticipated working capital, are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, physician and patient acceptance of the Niaspan product; the Company's ability to obtain approval from the FDA for its NDA for the Advicor product; the Company's future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the Niaspan product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, under the caption "Forward-Looking Information: Certain Cautionary Statements".

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

Uncertainties Related to FDA Approval of the Advicor Product

     The Company has submitted an NDA to the FDA for the Advicor product. If the FDA believes that the results of the pivotal clinical trials for the Advicor product do not establish the safety and efficacy of Advicor in the treatment of any or all of the referenced indications, the Company will not receive the approvals necessary to market the Advicor product. Failure to obtain FDA approval to market the Advicor product on a timely basis would have a material adverse effect on the Company, including delaying or terminating the Company's right to receive milestone payments under the co-promotion agreement for the Advicor product. The Company may be required to conduct additional clinical trials in order to demonstrate the safety and efficacy of the Advicor product. Such trials, among other things, could delay the approval of the NDA for the Advicor product, which could have a material adverse effect on the Company. There can be no assurance that the Company will obtain regulatory approval for the commercialization of the Advicor product on a timely basis, or at all.

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

         (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

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

                                      KOS PHARMACEUTICALS, INC.



Date:    May 10, 2001                 By:  /s/ Daniel M. Bell
                                           ------------------------------
                                              Daniel M. Bell, President and
                                              Chief Executive Officer




Date:    May 10, 2001                 By:  /s/ Juan F. Rodriguez
                                           ------------------------------
                                              Juan F. Rodriguez, Vice President,
                                                       Controller
                                              (Principal Accounting Officer)