Form 10-Q
period 2001-06-30
KOS PHARMACEUTICALS INC
filed 2001-08-14
CIK 1018952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    _______

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                               Outstanding at August 1, 2001
        -----                               -----------------------------
Common Stock, par value $.01 per share               20,355,278

                           KOS PHARMACEUTICALS, INC.

                                     INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000..............................   2

          Condensed Consolidated Statements of Operations for
          the three months and six months ended June 30, 2001 (unaudited)
          and 2000 (unaudited)...........................................   3

          Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 2001 (unaudited) and
          2000 (unaudited)...............................................   4

          Notes to Condensed Consolidated Financial Statements
          (unaudited)....................................................   5

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......  17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................  18

Item 4 - Submission of Matters to a Vote of Security Holders.............  19

Item 6 - Exhibits and Reports on Form 8-K................................  20



----
Niaspan(R) and Advicor(TM) are trademarks of Kos Pharmaceuticals, Inc. Mavik(R) and Tarka(R) are trademarks of Abbott Laboratories.

 PART I - FINANCIAL INFORMATION
 Item 1 - Condensed Consolidated Financial Statements

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                              June 30,        December 31,
                                                                                2001              2000
                                                                          --------------    ---------------
                                                                            (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.............................................. $      10,048     $        6,125
   Trade accounts receivable, net.........................................         8,161              9,603
   Inventories............................................................         3,063              1,826
   Prepaid expenses and other current assets..............................         5,346              3,273
                                                                          --------------    ---------------
       Total current assets...............................................        26,618             20,827
Fixed Assets, net.........................................................         7,140              7,914
Goodwill and Other Intangible Assets, net.................................           683                723
Other Assets..............................................................           946                184
                                                                          --------------    ---------------
       Total assets....................................................... $      35,387     $       29,648
                                                                          ==============    ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable....................................................... $       4,669     $        3,013
   Accrued expenses.......................................................        18,083             15,354
   Deferred revenue.......................................................         4,616              4,322
   Capital lease obligations..............................................            53                 49
                                                                          --------------    ---------------
       Total current liabilities..........................................        27,421             22,738
                                                                          --------------    ---------------
Notes Payable to Shareholder..............................................        90,000             72,000
Capital Lease Obligations, net of current portion.........................           114                  -
Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
    none issued and outstanding...........................................             -                  -
  Common stock, $.01 par value, 50,000,000 shares authorized,
  20,347,952 and 19,947,061 shares issued and outstanding as
    of June 30, 2001 and December 31, 2000, respectively..................           203                199
   Additional paid-in capital.............................................       213,332            209,642
   Restricted stock grant.................................................        (1,144)                 -
   Accumulated deficit....................................................      (294,539)          (274,931)
                                                                          --------------    ---------------
       Total shareholders' deficit........................................       (82,148)           (65,090)
                                                                          --------------    ---------------
       Total liabilities and shareholders' deficit........................ $      35,387     $       29,648
                                                                          ==============    ===============


   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                 Three Months                         Six Months
                                                                     Ended                              Ended
                                                                   June 30,                            June 30,
                                                       ------------------------------    ---------------------------------
                                                            2001             2000             2001                2000
                                                       -------------    -------------    -------------     ---------------
                                                                 (Unaudited)                         (Unaudited)

Revenues, net.......................................        $ 21,891         $ 10,159         $ 36,274            $ 23,525
Cost of sales.......................................           1,991            1,131            3,402               2,692
                                                       -------------    -------------    -------------     ---------------
   Gross profit.....................................          19,900            9,028           32,872              20,833
                                                       -------------    -------------    -------------     ---------------

Operating Expenses:
   Research and development.........................           7,957            6,125           13,930              13,300
   Selling, general and administrative..............          19,996           13,502           35,496              28,008
                                                       -------------    -------------    -------------     ---------------
       Total operating expenses.....................          27,953           19,627           49,426              41,308
                                                       -------------    -------------    -------------     ---------------
Loss from operations................................          (8,053)         (10,599)         (16,554)            (20,475)
                                                       -------------    -------------    -------------     ---------------
Other Expense (Income):
   Interest income, net.............................             (63)             (40)            (145)               (156)
   Interest expense-related parties.................           1,606            1,711            3,199               3,158
                                                       -------------    -------------    -------------     ---------------
       Total other expense..........................           1,543            1,671            3,054               3,002
                                                       -------------    -------------    -------------     ---------------
       Net loss.....................................        $ (9,596)        $(12,270)        $(19,608)           $(23,477)
                                                       =============    =============    =============     ===============

Net loss per share, basic and diluted...............        $  (0.48)        $  (0.65)        $  (0.98)           $  (1.27)

Weighted average shares of Common
  Stock outstanding.................................          20,111           18,849           20,043              18,517



   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              -----------------------------
                                                                                   2001            2000
                                                                              -------------    ------------
                                                                                        (Unaudited)
Cash Flows from Operating Activities:
  Net loss.................................................................... $    (19,608)    $   (23,477)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts.........................................            -              50
      Provision for inventory obsolescence....................................          210             210
      Depreciation and amortization...........................................        1,295           1,650
      Common Stock issued to employees........................................          302             238
      Compensation cost on restricted stock grant.............................           54               -
      Changes in operating assets and liabilities:
        Trade accounts receivable, net........................................        1,442           1,414
        Prepaid expenses and other current assets.............................       (2,073)           (317)
        Inventories...........................................................       (1,447)           (716)
        Other assets..........................................................          179             (48)
        Accounts payable......................................................        1,656             644
        Accrued expenses......................................................        2,729            (601)
        Deferred revenue......................................................          294          (1,980)
                                                                              -------------    ------------
               Net cash used in operating activities..........................      (14,967)        (22,933)
                                                                              -------------    ------------
Cash Flows from Investing Activities:
  Capital expenditures........................................................       (1,255)           (436)
                                                                              -------------    ------------
               Net cash used in investing activities..........................       (1,255)           (436)
                                                                              -------------    ------------
Cash Flows from Financing Activities:
  Net proceeds from issuance of Common Stock..................................          524          20,297
  Net proceeds from exercise of stock options.................................        1,670           1,742
  Payments under capital lease obligations....................................          (49)            (77)
  Borrowings under Notes Payable to Shareholder...............................       18,000          21,000
  Payment of Notes Payable to Shareholder.....................................            -         (20,000)
                                                                              -------------    ------------
               Net cash provided by financing activities......................       20,145          22,962
                                                                              -------------    ------------
               Net increase (decrease) in cash and
                cash equivalents..............................................        3,923            (407)

Cash and cash equivalents, beginning of period................................        6,125           4,336
                                                                              -------------    ------------
Cash and cash equivalents, end of period...................................... $     10,048     $     3,929
                                                                              =============    ============

   The accompanying notes are an integral part of these financial statements.

                   KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  General

    The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2001, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2001. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.  Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, is effective for fiscal years ended after June 15, 2000. The Company adopted SFAS 133 effective June 30, 1998. The Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

    In July 2001, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company does not expect the adoption of SFAS 142 to have a significant impact on its financial position, results of operations or cash flows.

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

                                                                       June 30,
                                                          --------------------------------
                                                                2001             2000
                                                          -------------    ---------------
                                                                   (in thousands)
Stock options outstanding............................             4,550              3,823
Convertible debt ($50 million at $4.91                           10,183             10,183
   per share - See Note 6)...........................
Non-detachable warrants (at $5.00                                 6,000                600
   per share - See Note 6)...........................
                                                          -------------    ---------------
      Total..........................................            20,733             14,606
                                                          =============    ===============

4.  Inventories

    Inventories consist of the following:

                                                      June  30,     December 31,
                                                        2001            2000
                                                    -----------     ------------
                                                           (in thousands)
     Raw materials..................................  $     931           $  257
     Work in process................................        976              447
     Finished goods.................................      1,156            1,122
                                                    -----------     ------------
       Total........................................  $   3,063           $1,826
                                                    ===========     ============

5.  Deferred Revenue

    The Company periodically evaluates the inventory position of its customers to determine whether abnormally high inventory levels of the Niaspan product exist throughout the product distribution channel. If such inventory levels are identified, the Company's policy is to defer recognition of the revenue and related expenses associated with the excess inventory held by customers until the amount of such inventories returns to normal levels. During the second half of 2000 and 1999, certain of the Company's customers purchased abnormally high levels of the Niaspan product. As a result, as of December 31, 2000 and 1999, the level of the Niaspan product warehoused by these customers was well above normal levels. Accordingly, the Company deferred recognition of $4.8 million in gross revenues and related expenses associated with 2000 product shipments, and of $2.8 million in gross revenues and related expenses associated with 1999 product shipments, until the level of the Niaspan product warehoused by customers returned to normal levels. Because the quantities of the Niaspan product warehoused by these customers had decreased substantially by the end of the first quarter of 2001 and 2000, the Company recognized as revenue, during the quarter ended March 31, 2001 and 2000, $4.8 million and $2.8 million, respectively, of Niaspan shipments whose revenue recognition had been deferred as of the end of the preceding fiscal years.

    During the second quarter of 2001, the Company again identified excessive Niaspan product inventory buildup by its customers. Accordingly, the Company deferred recognition of $5.0 million in gross revenue and related expenses associated with these second quarter 2001 product shipments until such time as the level of the Niaspan product warehoused by customers returns to normal levels.

    Included in "Deferred revenue" in the accompanying consolidated balance sheets is $4,616,000 and $4,322,000 as of June 30, 2001 and December 31, 2000,
representing payments received on Niaspan product shipments for which revenue recognition had been deferred.

6.  Notes Payable to Shareholder

    On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. Borrowings under the Credit Facility, which totaled $10 million at June 30, 2001, bear interest at the prime rate (6.75% as of June 30, 2001). The Credit Facility matures on December 31, 2002.

    On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and mature on December 31, 2003.

    On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $30 million as of June 30, 2001, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximated the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

    Interest expense under the credit facilities with Mr. Jaharis totaled approximately $3.2 million for each of the six months ended June 30, 2001 and 2000.

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

    On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 2001, the Company had accumulated a deficit from operations of $294.5 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

Results of Operations

      Six Months Ended June 30, 2001 and 2000

    Similar to most other pharmaceutical companies, during the last two years Kos has at times been subject to significant "forward buying" from pharmaceutical wholesalers. Because of competitive conditions within their industry, pharmaceutical wholesalers operate utilizing minimal markup to products acquired from manufacturers. Accordingly, wholesalers are increasingly relying on their ability to predict manufacturer price increases, and to augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. As a result, depending on when a particular wholesaler's forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such a product in that period. In order to properly reflect revenue for the Company in such circumstances, Kos' policy has been to monitor the level of the Niaspan inventory throughout the product distribution channel, and defer the recognition of revenue and related expenses associated with Niaspan product shipments to wholesalers when such shipments appear to constitute excess inventory accumulation and to release such deferred revenue and related expenses in periods when wholesaler inventories appear to be at or below normal levels.

     Consequently, the Company's reported revenue of $36.3 million for the six months ended June 30, 2001, including $4.0 million of revenue deferred at December 31, 2000, compared with $2.2 million of deferred revenue included in the $23.5 million of revenue reported for the six months ended June 30, 2000. Revenue for the 2001 period does not include $4.0 million of Niaspan shipments and related expenses whose recognition has been deferred to future periods until the amount of the Niaspan inventory warehoused by certain of the Company's customers returns to normal levels. Including the effect of the previously deferred revenue recognized in each period, the $12.7 million increase in revenue in the current period reflected an $11.3 million increase in sales of the Company's Niaspan product and an increase of $1.4 million in co-promotion revenue associated with the Company's co-promotion collaboration agreement with Abbott Laboratories (hereinafter "Abbott"), for the promotion and marketing of Abbott's Mavik and Tarka products within the United States (the "Abbott Agreement"). Under the terms of the Abott Agreement, the Company receives an increasing percentage of revenue based on sales thresholds.

     Gross profit (Niaspan product sales less cost of products sold) for the six months ended June 30, 2001, was $29.6 million, compared with $19.0 million for the 2000 period.

     The Company's research and development expenses increased to $13.9 million for the six months ended June 30, 2001, from $13.3 million for the six months ended June 30, 2000. The increased expenses related primarily to increases of $1.0 million in formulation development costs for products under development, of $0.7 million in medical education costs in support of the Niaspan product, and of $0.4 million in personnel and personnel related costs. These increases were partially offset by a decrease of $1.6 million in the costs of clinical trials resulting from the completion of most of the clinical trial activities associated with the submission of the New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for the Company's Advicor product.

     Selling, general and administrative expenses increased to $35.5 million for the six months ended June 30, 2001, from $28.0 million for the six months ended June 30, 2000. Within this category, selling expenses increased to $27.0 million for the 2001 period from $21.3 million for the comparable 2000 period. The growth in selling expenses was primarily related to increases of $3.1 million in sales force expansion and operating costs, and of $2.6 million in marketing costs. The Company expects to continue to increase the level of sales-related expenditures during the remainder of 2001 in preparation for the anticipated commercial launch of Advicor, the Company's new dual-component Niaspan/lovastatin product currently being reviewed by the FDA and the subject of the co-promotion arrangement with DuPont Pharmaceuticals Company ("DuPont"). General and administrative expenses increased to $8.5 million for the 2001 period, from $6.7 million for the preceding period. This increase in general and administrative expenses related primarily to an increase of $0.7 million in royalty expenses associated with the increase in net sales of the Niaspan product, and to a one-time, $0.5 million charge incurred in connection with the consolidation of the Company's manufacturing operations to a larger, more efficient facility in Edison, New Jersey. The consolidation will allow Kos to attain increased manufacturing efficiencies as well as enable Kos to utilize its present manufacturing site, located in Hollywood, Florida, as a dedicated development and scale-up facility for the solid-dose products in the Company's development pipeline. The Company completed the manufacturing consolidation during the second quarter of 2001. Kos expects to begin benefiting from the effects of this consolidation during the fourth quarter of 2001.

     The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the "Credit Facility"), the September 1, 1999, $50 million credit facility (the "Supplemental Credit Facility"), and the December 21, 1999, $50 million credit facility (the "Standby Facility"), with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. Borrowings under these credit facilities totaled $90 million as of June 30, 2001, and bear interest at the prime rate (6.75% as of June 30, 2001). Interest expense under these credit facilities totaled approximately $3.2 million for each of the six months ended June 30, 2001 and 2000.

     The Company incurred a net loss of $19.6 million for the six months ended June 30, 2001, compared with a net loss of $23.5 million for the six months ended June 30, 2000.

       Three Months Ended June 30, 2001 and 2000

     The Company's revenues increased to $21.9 million for the three months ended June 30, 2001, from $10.2 million for the same period in 2000. Revenue for the 2001 quarter does not include, $4.0 million of Niaspan shipments and related expenses whose recognition has been deferred until the amount of the Niaspan inventory warehoused by certain of the Company's customers returns to normal levels. Excluding the effect of the revenue deferral, the increase in the Company's revenue is attributable to a growth of $11.0 million in net sales of the Company's Niaspan product, and of $0.7 million in co-promotion revenue resulting from the Company's co-promotion collaboration agreement with Abbott.

     Gross profit for the three months ended June 30, 2001, was $18.1 million, compared with $8.0 million for the 2000 period.

     The Company's research and development expenses increased to $8.0 million for the three months ended June 30, 2001, from $6.1 million for the three months ended June 30, 2000. The increased expenses related primarily to increases of $1.2 million for products under development, of $0.4 million in personnel and personnel related costs, and of $0.4 million in medical education costs in support of the Niaspan product. These increases were partially offset by a decrease of $0.5 million in clinical trial costs primarily resulting from the completion of most clinical trial activities associated with the submission of the NDA to the FDA for the Company's Advicor product.

     Selling, general and administrative expenses increased to $20.0 million for the three months ended June 30, 2001, from $13.5 million for the three months ended June 30, 2000. Selling expenses increased to $15.3 million for the 2001 quarter from $10.2 million for the comparable 2000 quarter. This growth in selling expenses was primarily related to increases of $3.6 million in sales force expansion and operating costs, and of $1.4 million in marketing costs. General and administrative expenses increased to $4.7 million for the 2001 quarter, from $3.3 million for the comparable 2000 period, primarily as a result of an increase of $0.7 million in royalty expenses associated with the increase in net sales of the Niaspan product, and to the presence of $0.3 million in the 2001 quarter related to charges incurred in connection with the consolidation of the Company's manufacturing operations to the Edison facility.

     Interest expense under the Company's credit facilities with Michael Jaharis totaled $1.6 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively.

     The Company incurred a net loss of $9.6 million for the three months ended June 30, 2001, compared with a net loss of $12.3 million for the three months ended June 30, 2000.

Liquidity and Capital Resources

     At June 30, 2001, the Company had cash and cash equivalents totaling $10.0 million and had a working capital deficiency of $0.8 million. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of June 30, 2001, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $7.1 million. During the six months ended June 30, 2001, the Company spent $1.3 million in capital expenditures. The Company expects to spend about $3 million in capital expenditures during the remainder of the year ending December 31, 2001, mostly to provide increased production capacity for the Advicor product.

     On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, Chairman of the Company's Board of Directors and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20 million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of June 30, 2001, bear interest at the prime rate (6.75% as of June 30, 2001), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and matures on December 31, 2003. As of June 30, 2001, the conversion of amounts borrowed from Mr. Jaharis under the Supplemental Credit Facility into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $30 million as of June 30, 2001, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

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

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility, the Standby Facility, and the DuPont Agreement, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its Niaspan product, to receive approval of the NDA for the Company's Advicor product on a timely basis, and to successfully market the Advicor product. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Advicor product, or meet the conditions necessary for the Company to obtain funding under its credit arrangements, including payments from DuPont, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

     In connection with the Company's effort to commercialize the Advicor product, the Company is subject to the terms and conditions of the DuPont Agreement, pursuant to which DuPont agreed to collaborate with Kos for the promotion of Advicor. On June 7, 2001, E. I. du Pont de Nemours and Company announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company ("BMS"). Kos' success in commercializing Advicor will depend to a significant extent on the efforts of DuPont, over which Kos has no control. There can be no assurance that DuPont will perform under the DuPont Agreement, nor can there be any assurance that Kos will be able to enter into an alternative co-promotion arrangement for Advicor with a third party in the event that DuPont fails to perform. Kos' failure to maintain the DuPont Agreement with DuPont, or its failure to enter into an alternative co-promotion arrangement with a third party, would have a material adverse effect on the Company and its ability to successfully commercialize Advicor.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 19, 2001, the Company held its 2001 Annual Meeting of Shareholders in Miami, Florida. Only holders of record of Common Stock on March 1, 2001 (the "Record Date") were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 19,964,812 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1:  To elect eight directors of the Company to serve until the 2002
             Annual Meeting of Shareholders and until their successors have been elected and qualified.

     Set forth below is information regarding the shares of Common Stock voted in the election of the eight directors.

       Name                                For      Against      Withheld
       ----                                ---      -------      --------

       Michael Jaharis                 18,703,115     None        802,986
       Daniel M. Bell                  18,703,454     None        802,647
       Robert E. Baldini               18,701,827     None        804,274
       John Brademas                   19,335,740     None        165,361
       Steven Jaharis                  19,492,730     None         13,371
       Louis C. Lasagna                19,492,630     None         13,471
       Mark Novitch                    19,492,730     None         13,371
       Frederick B. Whittemore         19,492,330     None         13,771


Proposal 2: To ratify the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2001.

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

       Votes FOR                 19,470,813
       Votes AGAINST                  7,785
       Votes WITHHELD                  None

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

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

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

                              KOS PHARMACEUTICALS, INC.


                                       /s/ Daniel M. Bell
Date:  August 14, 2001         By:     ---------------------------------
                                       Daniel M. Bell, Chairman and
                                       Chief Executive Officer


                                       /s/ Adrian Adams
Date:  August 14, 2001         By:     ---------------------------------
                                       Adrian Adams, President and Chief
                                       Operating Officer


                                       /s/ Juan F. Rodriguez
Date:  August 14, 2001         By:     ---------------------------------
                                       Juan F. Rodriguez,
                                       Vice President, Controller
                                       (Principal Accounting Officer)