Form 10-Q
period 2001-09-30
KOS PHARMACEUTICALS INC
filed 2001-11-13
CIK 1018952

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    -------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                        Commission file number 000-22171

                           KOS PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               FLORIDA                                65-0670898
               -------                                ----------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


           1001 BRICKELL BAY DRIVE, 25th FLOOR, MIAMI, FLORIDA 33131
               (Address of Principal Executive Offices, Zip Code)

Registrant's Telephone Number, Including Area Code:     (305) 577-3464

    Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   [X]   No   [_]
                     -------    --------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                              Outstanding at November 2, 2001
              -----                              -------------------------------
Common Stock, par value $.01 per share                     20,489,784

                           KOS PHARMACEUTICALS, INC.

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I  - FINANCIAL INFORMATION

Item 1  - Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000......... .......................    2

          Condensed Consolidated Statements of Operations for
          the three months and nine months ended September 30, 2001
          (unaudited) and 2000 (unaudited)..................................    3

          Condensed Consolidated Statement of Shareholders' Deficit
          for the nine months ended September 30, 2001 (unaudited)..........    4

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2001 (unaudited) and
          2000 (unaudited)..................................................    5

          Notes to Condensed Consolidated Financial Statements
          (unaudited).......................................................    6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   10

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk........   21

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings.................................................   22

Item 6 -  Exhibits and Reports on Form 8-K..................................   23

------------
Niaspan(R) and Advicor(TM) are trademarks of Kos Pharmaceuticals, Inc. Mavik(R) and Tarka(R) are trademarks of Abbott Laboratories Inc.

PART I - FINANCIAL INFORMATION

 Item 1 - Condensed Consolidated Financial Statements

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 2001                  2000
                                                                            --------------        -------------
                                                                             (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents..............................................     $   4,884            $   6,125
   Trade accounts receivable, net.........................................        14,238                9,603
   Inventories............................................................         5,392                1,826
   Prepaid expenses and other current assets..............................         9,470                3,273
                                                                               ---------            ---------
       Total current assets...............................................        33,984               20,827
Fixed Assets, net.........................................................         8,617                7,914
Goodwill and Other Intangible Assets, net.................................           663                  723
Other Assets..............................................................             5                  184
                                                                               ---------            ---------
       Total assets.......................................................     $  43,269            $  29,648
                                                                               =========            =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable.......................................................     $   7,027            $   3,013
   Accrued expenses.......................................................        25,883               15,354
   Deferred revenue.......................................................         1,071                4,322
   Capital lease obligations..............................................            52                   49
                                                                               ---------            ---------
       Total current liabilities..........................................        34,033               22,738
                                                                               ---------            ---------
Notes Payable to Shareholder..............................................        99,000               72,000
Capital Lease Obligations, net of current portion.........................            95                    -
Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
    none issued and outstanding...........................................             -                    -
   Common stock, $.01 par value, 50,000,000 shares authorized,
    20,480,808 and 19,947,061 shares issued and outstanding as
    of September 30, 2001 and December 31, 2000, respectively.............           205                  199
   Additional paid-in capital.............................................       214,742              209,642
   Restricted stock grant.................................................        (1,070)                   -
   Accumulated deficit....................................................      (303,736)            (274,931)
                                                                               ---------            ---------
       Total shareholders' deficit........................................       (89,859)             (65,090)
                                                                               ---------            ---------
       Total liabilities and shareholders' deficit........................     $  43,269            $  29,648
                                                                               =========            =========

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                    THREE MONTHS                            NINE MONTHS
                                                                        ENDED                                  ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                           ------------------------------        ---------------------------------
                                                               2001               2000               2001                  2000
                                                           -----------         ----------        -----------      ----------------
                                                                    (UNAUDITED)                             (UNAUDITED)

Revenues, net.......................................           $25,877            $16,559           $ 62,151              $ 40,085
Cost of sales.......................................             1,955              1,407              5,357                 4,099
                                                               -------            -------           --------              --------
   Gross profit.....................................            23,922             15,152             56,794                35,986
                                                               -------            -------           --------              --------
Operating Expenses:
   Research and development.........................             8,621              6,230             22,551                19,530
   Selling, general and administrative..............            23,001             14,850             58,497                42,857
                                                               -------            -------           --------              --------
       Total operating expenses.....................            31,622             21,080             81,048                62,387

Loss from operations................................            (7,700)            (5,928)           (24,254)              (26,401)
                                                               -------            -------           --------              --------
Other Expense (Income):
   Interest income, net.............................               (63)               (67)              (209)                 (222)
   Interest expense-related parties.................             1,560              1,649              4,760                 4,807
                                                               -------            -------           --------              --------
       Total other expense..........................             1,497              1,582              4,551                 4,585
                                                               -------            -------           --------              --------
       Net loss.....................................           $(9,197)           $(7,510)          $(28,805)             $(30,986)
                                                               =======            =======           ========              ========

Net loss per share, basic and diluted...............           $ (0.45)           $ (0.38)          $  (1.43)             $  (1.64)

Weighted average shares of Common
  Stock outstanding.................................            20,341             19,849             20,099                18,965


   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                 (in thousands)


                                                               ADDITIONAL     RESTRICTED
                                                   COMMON       PAID-IN         STOCK        ACCUMULATED
                                                   STOCK        CAPITAL         GRANT          DEFICIT         TOTAL
                                                 ---------    ----------     -----------    ------------   -------------

BALANCE AT DECEMBER 31, 2000................        $199       $209,642       $      -       $(274,931)       $(65,090)
Common Stock granted to employees
   under Kos Savings Plan...................           -            482              -               -             482
Issuance of Common Stock to employees
   under Stock Purchase Plan................           1          1,150              -               -           1,151
Exercise of stock options...................           4          2,271              -               -           2,275
Restricted Common Stock Grant...............           1          1,197         (1,198)              -               -
Compensation cost on restricted
   Common Stock grant.......................           -              -            128               -             128
Net loss....................................           -              -              -         (28,805)        (28,805)
                                                    ----       --------        -------       ---------        --------
BALANCE AT SEPTEMBER 30, 2001...............        $205       $214,742        $(1,070)      $(303,736)       $(89,859)
                                                    ====       ========        =======       =========        ========

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       2001                 2000
                                                                                    -------------------------------
                                                                                            (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss....................................................................        $(28,805)            $(30,986)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts.........................................              75                   50
      Provision for inventory obsolescence....................................             480                  315
      Depreciation and amortization...........................................           2,071                2,446
      Common Stock issued to employees........................................             482                  393
      Compensation cost on restricted stock grant.............................             128                    -
      Changes in operating assets and liabilities:
        Trade accounts receivable, net........................................          (4,710)              (1,995)
        Prepaid expenses and other current assets.............................          (6,197)                 140
        Inventories...........................................................          (4,046)              (1,023)
        Other assets..........................................................             179                 (130)
        Accounts payable......................................................           4,014                  189
        Accrued expenses......................................................          10,529                1,467
        Deferred revenue......................................................          (3,251)              (1,840)
                                                                                      --------             --------
               Net cash used in operating activities..........................         (29,051)             (30,974)
                                                                                      --------             --------
Cash Flows from Investing Activities:
  Capital expenditures........................................................            (651)                (545)
  Deposits on fixed asset acquisitions........................................          (1,897)                   -
                                                                                      --------             --------
               Net cash used in investing activities..........................          (2,548)                (545)
                                                                                      --------             --------
Cash Flows from Financing Activities:
  Net proceeds from issuance of Common Stock..................................           1,151               20,719
  Net proceeds from exercise of stock options.................................           2,275                1,911
  Payments under capital lease obligations....................................             (68)                (114)
  Borrowings under Notes Payable to Shareholder...............................          27,000               30,000
  Payment of Notes Payable to Shareholder.....................................               -              (20,000)
                                                                                      --------             --------
               Net cash provided by financing activities......................          30,358               32,516
                                                                                      --------             --------
               Net increase (decrease) in cash and
                cash equivalents..............................................          (1,241)                 997

Cash and cash equivalents, beginning of period................................           6,125                4,336
                                                                                      --------             --------
Cash and cash equivalents, end of period......................................        $  4,884             $  5,333
                                                                                      ========             ========
Supplemental Disclosure of Non-cash Information:
  Acquisition of equipment under capital lease obligations....................        $    167             $     -
                                                                                      ========             ========

   The accompanying notes are an integral part of these financial statements.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

    The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the "Company" or "Kos") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine-month period ended September 30, 2001, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2001. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective for business combinations occurring after June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company does not expect the adoption of SFAS 142 to have a significant impact on its financial position, results of operations or cash flows.

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

                                                                                   SEPTEMBER 30,
                                                                          ------------------------------
                                                                              2001              2000
                                                                          ------------------------------
                                                                               (in thousands)
Stock options outstanding.............................................       4,665             3,771
Convertible debt ($50 million at $4.91
   per share - See Note 6)............................................      10,183            10,183
Non-detachable warrants (at $5.00
   per share - See Note 6)............................................       6,000             2,400
                                                                           -------            ------
      Total...........................................................      20,848            16,354
                                                                           =======            ======


4.  INVENTORIES

    Inventories consist of the following:

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                               2001               2000
                                                                          -------------       ------------
                                                                                    (in thousands)
Raw materials.........................................................        $1,485              $  257
Work in process.......................................................         2,719                 447
Finished goods........................................................         1,188               1,122
                                                                              ------              ------
     Total............................................................        $5,392              $1,826
                                                                              ======              ======

5.  DEFERRED REVENUE

    The Company periodically evaluates the inventory position of its customers to determine whether abnormally high inventory levels of the Niaspan product exist throughout the product distribution channel. If such inventory levels are identified, the Company's policy is to defer recognition of the revenue and related expenses associated with the excess inventory held by customers until the amount of such inventories returns to normal levels. During the second half of 2000, certain of the Company's customers purchased abnormally high levels of the Niaspan product. As a result, as of December 31, 2000, the level of the Niaspan product warehoused by these customers was well above normal levels. Accordingly, the Company deferred recognition of $4.8 million in gross revenue (or $3.8 million in net revenue) and related expenses associated with 2000 product shipments, until the level of the Niaspan product inventoried by customers returned to normal levels. Because the quantities of the Niaspan product inventoried by these customers had decreased substantially by the end of the first quarter of 2001, the Company recognized as revenue, during the quarter ended March 31, 2001, $4.8 million of Niaspan shipments whose revenue recognition had been deferred as of the end of the preceding fiscal year.

    During the second half of 2001, however, the Company again identified excessive Niaspan product inventory buildup by its customers. Accordingly, as of September 30, 2001, the Company has deferred recognition of $4.4 million in gross revenue (or $3.6 million in net revenue) and related expenses associated with these 2001 product shipments until such time as the level of the Niaspan product inventoried by customers returns to normal levels.

    Included in "Deferred revenue" in the accompanying consolidated balance sheets is $1.1 million and $4.3 million as of September 30, 2001 and December 31, 2000, respectively, representing payments received on Niaspan product shipments for which revenue recognition had been deferred.

6.  NOTES PAYABLE TO SHAREHOLDER

    On July 1, 1998, the Company entered into a $30 million credit facility (the "Credit Facility") with Michael Jaharis, the Company's principal shareholder and a director. Borrowings under the Credit Facility, which totaled $10 million at September 30, 2001, bear interest at the prime rate (6.0% as of September 30, 2001). On December 21, 1999, Mr. Jaharis agreed to extend the maturity date of the Credit Facility from December 31, 2000 to December 31, 2002.

    On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially committed to by Mr. Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two $25 million promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis' wife. With this promissory note replacement, all of Mr. Jaharis' existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the

Supplemental Credit Facility totaled $50 million as of September 30, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

    On December 21, 1999, Mr. Jaharis agreed to extend another $50 million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $39 million as of September 30, 2001, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximated the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are non-detachable (can be exercised only through conversion of principal or interest accumulated under the Standby Facility), and are exercisable at any time until June 30, 2006.

    Interest expense under the credit facilities totaled approximately $4.8 million for each of the nine months ended September 30, 2001 and 2000.

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

    On March 12, 1997, the Company completed an initial public offering of its Common Stock ("IPO"). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through September 30, 2001, the Company had accumulated a deficit from operations of $304 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company can only utilize net operating losses sustained subsequent to June 30, 1996, to offset future taxable net income, if any.

RESULTS OF OPERATIONS

    Nine Months Ended September 30, 2001 and 2000

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

    Consequently, the Company's reported revenue, including the effect of Niaspan revenue deferrals, increased to $62.2 million for the nine months ended September 30, 2001, from $40.1 million for the 2000 period. This $22.1 million increase in revenue reflects a $19.6 million increase in recorded sales of the Company's Niaspan product. The increase in Niaspan revenue is explained as follows:

                                                                         NINE MONTHS
                                                                            ENDED
                                                                         SEPTEMBER 30,
                                                                   ------------------------
                                                                       2001          2000
                                                                   ------------------------
                                                                        (in millions)
Niaspan shipments..............................................       $56.6           $36.5
Previously deferred Niaspan sales
   recorded as revenue during period...........................         3.8             2.3
Niaspan sales whose revenue recognition has
 been deferred to a future period..............................        (3.6)           (1.6)
                                                                      -----           -----
       Reported Niaspan sales..................................       $56.8           $37.2
                                                                      =====           =====

    Revenue for the nine months ended September 30, 2001, also included $5.4 million, or an increase of $2.5 million, in co-promotion revenue associated with the Company's co-promotion collaboration agreement with Abbott Laboratories Inc. (hereinafter "Abbott"), for the promotion and marketing of Abbott's Mavik and Tarka products within the United States (the "Abbott Agreement"). Kos and Abbott have agreed to terminate the Abbott Agreement effective January 1, 2002.

    Results of operations for the nine months ended September 30, 2001, reflect the Company's significant preparations in anticipation of the commercial launch of its new dual-component Niaspan/lovastatin product, Advicor, currently being reviewed by the FDA and the subject of a co-promotion arrangement, effective May 3, 2000, with DuPont Pharmaceuticals Company ("DuPont"). In general, this arrangement with DuPont (the "DuPont Agreement") requires Kos to perform the activities necessary to obtain FDA marketing approval for Advicor, and provides for a sharing by the parties of various costs relating to developing and marketing the Advicor product. The DuPont Agreement also provides for a milestone payment to Kos as well as a sharing arrangement concerning operating profits related to the Advicor product. On October 1, 2001, DuPont was acquired by Bristol-Myers Squibb Company ("BMS"). In connection with the sale of DuPont to BMS, Kos has the right to terminate the DuPont Agreement and seek another co-promotion partner. Prior to October 1, 2001, Kos was unable to make significant progress with BMS concerning the future of the DuPont Agreement. The Company continues to have discussions with BMS, and at the same time, continues to have discussions with other potential co-promotion partners. Although the Company has the right to terminate the DuPont Agreement and to seek another co-promotion partner, the Company may be unable to secure such a partner, on financial terms that are acceptable to Kos, before the presently planned introduction of Advicor in early 2002.

    The Company's research and development expenses increased to $22.6 million for the nine months ended September 30, 2001, from $19.5 million for the nine months ended September 30, 2000. The increased expense related primarily to increases of $1.4 million in medical education costs in support of the Niaspan product and of the anticipated launch of the Advicor product, of $1.2 million in formulation development costs for products under development, of $1.1 million in personnel and personnel related costs, and of $1.5 million in clinical study costs mostly associated with a new Advicor study. These increases in research and development expenses were partially offset by a $1.4 million contribution from DuPont pursuant to the terms of the DuPont Agreement. Under the terms of the DuPont Agreement, DuPont shares equally with the Company in costs associated with the clinical development, medical education, and promotional efforts of the Company's Advicor product. See Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further details of the DuPont Agreement.

    Selling, general and administrative expenses increased to $58.5 million for the nine months ended September 30, 2001, from $42.9 million for the nine months ended September 30, 2000. Within this category, selling expenses increased to $45.5 million for the 2001 period from $32.6 million for the comparable 2000 period. The growth in selling expenses was primarily related to increases of $7.1 million associated with sales force expansion, and of $4.4 million in marketing costs. These increases in sales and marketing expenses were partially offset by another $1.3 million contribution from DuPont under the terms of the DuPont Agreement. The Company expects to continue to increase the level of sales-related expenditures during the remainder of 2001 in preparation for the anticipated commercial launch of Advicor. General and administrative expenses increased to $13.0 million for the 2001 period, from $10.3 million for the preceding period. This increase in general and administrative expenses related primarily to an increase of $1.8 million in personnel and personnel related costs, and to a one-time, $0.5 million charge incurred in connection with the consolidation of the Company's manufacturing operations to a larger, more efficient facility in Edison, New Jersey. The consolidation will allow the Company to attain increased manufacturing efficiencies as well as enable Kos to utilize its present manufacturing site, located in Hollywood, Florida, as a dedicated development and scale-up facility for the solid-dose products in the Company's development pipeline. The Company completed the manufacturing consolidation during the second quarter of 2001. Kos expects to begin benefiting from the effects of this consolidation during the fourth quarter of 2001.

    The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the "Credit Facility"), and the December 21, 1999, $50 million credit facility (the "Standby Facility"), with Michael Jaharis, its principal shareholder and a director. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the "Supplemental Credit Facility") with Mr. Jaharis and with Mr. Jaharis' wife. Borrowings under these credit facilities totaled $99 million as of September 30, 2001, and bear interest at the prime rate (6.0% as of September 30, 2001). Interest expense under these credit facilities totaled approximately $4.8 million for each of the nine months ended September 30, 2001 and 2000.

    The Company incurred a net loss of $28.8 million for the nine months ended September 30, 2001, compared with a net loss of $31.0 million for the nine months ended September 30, 2000.

    Three Months Ended September 30, 2001 and 2000

    The Company's reported revenue, including the effect of Niaspan revenue deferrals, increased to $25.9 million for the three months ended September 30, 2001, from $16.6 million for the 2000 period. This $9.3 million increase in revenue reflects an $8.3-million increase in recorded sales of the Company's Niaspan product. The increase in Niaspan revenue is explained as follows:

                                                                          THREE MONTHS
                                                                              ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                       2001            2000
                                                                    ------------------------
                                                                         (in millions)
Niaspan shipments..............................................       $23.3           $17.1
Previously deferred Niaspan sales
   recorded as revenue during period...........................         4.1               -
Niaspan sales whose revenue recognition has
 been deferred to a future period..............................        (3.6)           (1.6)
                                                                      -----           -----
      Reported Niaspan sales...................................       $23.8           $15.5
                                                                      =====           =====

    Revenue for the three months ended September 30, 2001, also included $2.1 million, or an increase of $1.0 million, in co-promotion revenue associated with the Company's co-promotion collaboration agreement with Abbott Laboratories for the promotion and marketing of Abbott's Mavik and Tarka products within the United States.

    The Company's research and development expenses increased to $8.6 million for the three months ended September 30, 2001, from $6.2 million for the three months ended September 30, 2000. The increased expenses related primarily to increases of $2.3 million in clinical study costs mostly associated with a new Advicor study, of $0.8 million in medical education costs in support of the Niaspan and Advicor products, and of $0.6 million in personnel related costs. These increases in research and development expenses were partially offset by a $1.2 million contribution from DuPont under the terms of the DuPont Agreement.

    Selling, general and administrative expenses increased to $23.0 million for the three months ended September 30, 2001, from $14.9 million for the three months ended September 30, 2000. Selling expenses increased to $18.5 million for the 2001 quarter from $11.2 million for the comparable 2000 quarter. This growth in selling expenses was primarily related to increases of $4.0 million in sales force expansion and operating costs, and of $3.0 million in marketing costs. These increases in sales and marketing expenses were partially offset by another $0.6 million contribution from DuPont under the terms of the DuPont Agreement. General and administrative expenses increased to $4.5 million for the 2001 quarter, from $3.6 million for the comparable 2000 period, primarily as a result of an increase of $0.5 million in personnel and personnel related costs.

    Interest expense under the Company's credit facilities totaled $1.6 million for each of the three months ended September 30, 2001 and 2000.

    The Company incurred a net loss of $9.2 million for the three months ended September 30, 2001, compared with a net loss of $7.5 million for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, the Company had cash and cash equivalents totaling $4.9 million and had a working capital deficit of $49,000. The Company's primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of September 30, 2001, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $6.7 million. During the nine months ended September 30, 2001, the Company spent $2.5 million in capital expenditures. The Company expects to spend about $1.5 million in capital expenditures during the remainder of the year ending December 31, 2001, mostly to provide increased production capacity for the Advicor product.

    On July 1, 1998, the Company agreed to the terms of the Credit Facility with Michael Jaharis, the Company's principal shareholder and a director. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20 million equity contribution from DuPont to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of September 30, 2001, bear interest at the prime rate (6.0% as of September 30, 2001), and are due December 31, 2002.

    On September 1, 1999, the Company formally agreed to the terms of the Supplemental Credit Facility with Michael Jaharis. On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two $25 million promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis' wife. With this promissory note replacement, all of Mr. Jaharis' existing rights and obligations with respect to half of the outstanding amount under the Supplemental Credit Facility have been transferred to Mrs. Jaharis. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will mature on December 31, 2003. As of September 30, 2001, the conversion of amounts borrowed under the Supplemental Credit Facility into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

    On December 21, 1999, the Company agreed to the terms of the Standby Facility with Mr. Jaharis. Borrowings made under the Standby Facility totaled $39 million as of September 30, 2001, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximated the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are non-detachable (can be exercised only through the conversion of principal or interest accumulated under the Standby Facility), and are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

  Results of operations for the nine months ended September 30, 2001, reflect the Company's significant preparations in anticipation of the commercial launch of its new dual-component Niaspan/lovastatin product, Advicor, currently being reviewed by the FDA and the subject of the DuPont Agreement. In general, the DuPont Agreement requires Kos to perform the activities necessary to obtain FDA marketing approval for Advicor, and provides for a sharing by the parties of various costs relating to developing the Advicor product. The DuPont Agreement also provides for a milestone payment to Kos as well as a sharing arrangement concerning operating profits related to the Advicor product. On October 1, 2001, DuPont was acquired by BMS. In connection with the sale of DuPont to BMS, Kos has the right to terminate the DuPont Agreement and seek another co-promotion partner. Prior to October 1, 2001, Kos was unable to make significant progress with BMS concerning the future of the DuPont Agreement. The Company continues to have discussions with BMS, and at the same time, continues to have discussions with other potential co-promotion partners. Although the Company has the right to terminate the DuPont Agreement and to seek another co-promotion partner, the Company may be unable to secure such a partner, on financial terms that are acceptable to Kos, before the presently planned introduction of Advicor in early 2002.

    Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility, the Standby Facility, and the DuPont Agreement (or similar co-promotion arrangement), it has or has access to an amount of working capital that will be sufficient to fund the Company's operations for the next twelve months, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company anticipates that it will expend significant amounts of capital to launch its Advicor product in a manner that maximizes the product's commercial potential. The Company does not currently have the working capital to fund on its own the launch of Advicor in the manner and on the scale that is presently planned. The Company is relying on the contractual financial obligations of the Company's current co-promotion partner, or from a possible new co-promotion partner, to help fund the launch of the Advicor product as presently planned. In light of the Company's launch plans for Advicor, the Company's ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on its ability to generate substantial growth in sales of its Niaspan product, to receive approval of the New Drug Application for the Company's Advicor product on a timely basis, to successfully market the Advicor product, and to receive payments from a co-promotion partner. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Advicor product, meet the conditions necessary for the Company to obtain funding under its credit arrangements and the Standby Facility, or receive payments from DuPont and its successor or from a new co-promotion partner, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to the next twelve months. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

    Certain statements contained in this Form 10-Q, principally in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are not related to historical results, including statements relating to expected sales expenditures for the launch of Advicor, the effect of the consolidation of manufacturing facilities on operations, anticipated working capital needs, and the ability of the Company to sell increasing quantities of Niaspan and Advicor are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties, including but not limited to, the Company's ability to obtain approval from the FDA for its new drug application for the Advicor product; physician and patient acceptance of the Niaspan and Advicor products; the Company's ability to manage its future cash flows, sales, gross margins and operating costs; the Company's ability to devote the resources required to adequately market the Niaspan product; the Company's ability to recruit qualified personnel; the effect of conditions in the pharmaceutical industry and the economy in general; regulatory developments; legal proceedings; and certain other risks. Forward-looking statements contained in this report and in subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-Q, in other reports filed by the Company with the Securities and Exchange Commission and in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, under the caption "Forward-Looking Information: Certain Cautionary Statements", and in the Registration Statement on Form S-3 (File No. 333-68874) filed with the Securities and Exchange Commission on August 31, 2001, under the heading "Risk Factors."

MARKET ACCEPTANCE AND SALES GROWTH OF NIASPAN

    The Company's success currently depends in large part on its ability to successfully market and sell increasing quantities of the Niaspan product. Kos' ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the increasing acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. Following the commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a non-medical side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity, principally because too much niacin is delivered to the intestine. Although most patients taking the Niaspan product will sometimes flush, the formulation and dosing regimen for Niaspan have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. However, if a significant number of patients using the Niaspan product were to suffer episodes of flushing that they consider intolerable or other side effects, physicians may discontinue prescribing the Niaspan product or patients may stop taking Niaspan, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan product or any other product incorporating technology similar to that used in the Niaspan product also could have an adverse effect on Kos' ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

UNCERTAINTIES RELATED TO FDA APPROVAL OF THE ADVICOR PRODUCT AND THE MARKET ACCEPTANCE OF THE ADVICOR PRODUCT

    Kos has submitted a new drug application to the FDA for the Advicor product. On July 20, 2001, the FDA issued a letter indicating that it would grant the Company marketing clearance for the Advicor product on December 15, 2001, following the expiration of the exclusivity period of the statin component of the drug. Kos' failure to obtain FDA approval to market the Advicor product on or soon after December 15, 2001, would have a material adverse effect on the Company, including delaying or terminating the Company's right to receive milestone payments under the co-promotion agreement for the Advicor product. The Company's success depends upon its ability to successfully market and sell rapidly increasing quantities of the Advicor product following its approval by the FDA and its commercial launch. Kos' ability to successfully sell rapidly increasing quantities of the Advicor product will depend significantly on the increasing acceptance of the Advicor product by physicians and their patients, and on the Company's ability to maintain a co-promotion agreement for Advicor and the efforts of its co-promotion partner, if any. Most patients taking the Advicor product will sometimes flush, as they do with the Niaspan product at comparable doses. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or more serious side effects, such as rhabdomyolysis or myopothy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhabdomyolysis is a rare muscle disorder that has been observed with certain cholesterol drugs, and myopathy is a disease of the muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and by certain drugs. Including clinical studies and the treatment of patients who have taken over 5 million prescriptions of the drugs comprising the Advicor product, there have been no reported cases of rhabdomyolysis or myopothy that were determined to be caused by Niaspan, which is the principal active ingredient in Advicor. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on Kos' ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company. In addition, the Company's ability to successfully sell increasing quantities of the

Advicor product may be adversely affected by the release of Crestor, a new, highly powerful statin product that is scheduled to be launched soon after Advicor by AstraZeneca, one of Kos' competitors with substantially greater resources than Kos. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Kos' future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, simultaneous with the final approval of the Advicor product, there will be at least five new versions of generic lovastatin, one of the components of Advicor, being launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, Kos' effort to sell increasing quantities of the Advicor product following its approval by the FDA may be unsuccessful.

UNCERTAINTIES RELATING TO THE COMPANY'S CO-PROMOTION AGREEMENT FOR ADVICOR

    The cholesterol market is highly competitive and dominated by manufacturers of the statin class of drugs. Such manufacturers have considerably more resources than the Company to exploit the growing market opportunity for cholesterol disorders. Although there exists certain segments of the physician universe that can be detailed effectively with Kos' specialty sales force, a significant number of primary care physicians, who prescribe a sizable number of cholesterol medications, are not regularly detailed by Kos' specialty sales force. Additionally, significant advertising and promotional expenditures are dedicated to such prescribing physicians with the purpose of raising awareness of the features and benefits of competitors' products. In connection with the Company's effort to commercialize the Advicor product, the Company entered into a co-promotion agreement with DuPont pursuant to which DuPont agreed to collaborate with Kos for the promotion of Advicor. On June 7, 2001, DuPont's parent company, E. I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to BMS, and on October 1, 2001, BMS completed the acquisition of DuPont. In connection with this sale, Kos has the right to terminate the DuPont Agreement and seek another co-promotion partner. Although BMS is obligated to continue to support the co-promotion efforts under the DuPont Agreement, Kos would be adversely affected if BMS failed to fulfill its obligations, or if Kos terminated the DuPont Agreement without an alternative arrangement for the enhanced promotion of the Advicor product. Prior to October 1, 2001, Kos was unable to make significant progress with BMS concerning the DuPont Agreement. The Company continues to have discussions with BMS, and at the same time, the Company continues to have discussions with other potential co-promotion partners. Although the Company has the right to terminate the DuPont Agreement and to seek another co-promotion partner, the Company may be unable to secure such a partner on financial terms that are acceptable to Kos before the presently planned introduction of Advicor in early 2002. The Company's failure to maintain the DuPont Agreement or to enter into an alternative co-promotion arrangement with a third party could result in a loss to the Company of the cash payments and cost sharing that would otherwise be payable to the Company under the DuPont Agreement and could have a material adverse effect on the Company's financial condition and the Company's ability to successfully commercialize Advicor. The Company has not made a determination of whether to terminate the DuPont Agreement and the Company does not yet know whether it will be able to reach an agreement with a third party for the co-promotion of Advicor. The Company hopes to be able to resolve the status of the DuPont Agreement and finalize co-promotion arrangements for Advicor by the end of 2001. The Company's ability to reach its objectives by the end of 2001, however, depends in large part on the actions of third parties, which the Company cannot predict and over which the Company does not have control. There can be no assurance that Kos will be able to enter into an alternative co-promotion arrangement for Advicor with any third party in the event that BMS fails to perform. Kos' failure to maintain the DuPont Agreement with BMS, or its failure to enter into an alternative co-promotion arrangement with a third party, would have a material adverse effect on the Company and its ability to successfully commercialize Advicor.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           3.1* Amended and Restated Articles of Incorporation of the Company. 3.2* Amended and Restated Bylaws of the Company.
           4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.
           4.2** Form of Common Stock certificate of the Company.
          10.1   Employment Agreement with Adrian Adams.

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

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

                              KOS PHARMACEUTICALS, INC.



Date:  November 13, 2001        By:  /s/ Daniel M. Bell
                                   -------------------------------------
                                       Daniel M. Bell, Chairman and
                                       Chief Executive Officer



Date:  November 13, 2001        By:  /s/ Adrian Adams
                                   -------------------------------------
                                       Adrian Adams, President and Chief
                                       Operating Officer



Date:  November 13, 2001        By:  /s/ Juan F. Rodriguez
                                   ------------------------------------
                                       Juan F. Rodriguez,
                                       Vice President, Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
10.1        Employment Agreement with Adrian Adams.