Form 10-Q/A
period 2001-09-30
KOS PHARMACEUTICALS INC
filed 2001-11-21
CIK 1018952

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

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                        2001               2000
                                                                                    -------------     -------------
                                                                                            (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss....................................................................        $(28,805)            $(30,986)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts.........................................              75                   50
      Provision for inventory obsolescence....................................             480                  315
      Depreciation and amortization...........................................           2,071                2,446
      Common Stock issued to employees........................................             482                  393
      Compensation cost on restricted stock grant.............................             128                    -
      Changes in operating assets and liabilities:
        Trade accounts receivable, net........................................          (4,710)              (1,995)
        Prepaid expenses and other current assets.............................          (6,197)                 140
        Inventories...........................................................          (4,046)              (1,023)
        Other assets..........................................................             179                 (130)
        Accounts payable......................................................           4,014                  189
        Accrued expenses......................................................          10,529                1,467
        Deferred revenue......................................................          (3,251)              (1,840)
                                                                                      --------             --------
               Net cash used in operating activities..........................         (29,051)             (30,974)
                                                                                      --------             --------
Cash Flows from Investing Activities:
  Capital expenditures........................................................            (651)                (545)
  Deposits on fixed asset acquisitions........................................          (1,897)                   -
                                                                                      --------             --------
               Net cash used in investing activities..........................          (2,548)                (545)
                                                                                      --------             --------
Cash Flows from Financing Activities:
  Net proceeds from issuance of Common Stock..................................           1,151               20,719
  Net proceeds from exercise of stock options.................................           2,275                1,911
  Payments under capital lease obligations....................................             (68)                (114)
  Borrowings under Notes Payable to Shareholder...............................          27,000               30,000
  Payment of Notes Payable to Shareholder.....................................               -              (20,000)
                                                                                      --------             --------
               Net cash provided by financing activities......................          30,358               32,516
                                                                                      --------             --------
               Net increase (decrease) in cash and
                cash equivalents..............................................          (1,241)                 997

Cash and cash equivalents, beginning of period................................           6,125                4,336
                                                                                      --------             --------
Cash and cash equivalents, end of period......................................        $  4,884             $  5,333
                                                                                      ========             ========
Supplemental Disclosure of Non-cash Information:
  Acquisition of equipment under capital lease obligations....................        $    167             $     -
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


                                                                                   SEPTEMBER 30,
                                                                          ------------------------------
                                                                              2001              2000
                                                                          ------------      ------------
                                                                               (in thousands)
Stock options outstanding.............................................       4,665             3,771
Convertible debt ($50 million at $4.91
   per share - See Note 6)............................................      10,183            10,183
Non-detachable warrants (at $5.00
   per share - See Note 6)............................................       6,000             2,400
                                                                           -------            ------
      Total...........................................................      20,848            16,354
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


    Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility, the Standby Facility, and the DuPont Agreement (or other co-promotion arrangement with another partner if one is successfully negotiated), it has or has access to an amount of working capital that will be sufficient to fund the Company's operations for the next twelve months, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company anticipates that it will expend significant amounts of capital to launch its Advicor product in a manner that maximizes the product's commercial potential. The Company does not currently have the working capital to fund on its own the launch of Advicor in the manner and on the scale that is presently planned. The Company is relying on the contractual financial obligations of the Company's current co-promotion partner, or from a possible new co-promotion partner, to help fund the launch of the Advicor product as presently planned. In light of the Company's launch plans for Advicor, the Company's ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on its ability to generate substantial growth in sales of its Niaspan product, to receive approval of the New Drug Application for the Company's Advicor product on a timely basis, to successfully market the Advicor product, and to receive payments from a co-promotion partner. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to reduce its operating expenses. The Company's failure to generate substantial growth in the sales of Niaspan, reduce operating expenses, obtain regulatory approval for its Advicor product, meet the conditions necessary for the Company to obtain funding under its credit arrangements and the Standby Facility, or receive payments from DuPont and its successor or from a new co-promotion partner, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to the next twelve months. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

MARKET ACCEPTANCE AND SALES GROWTH OF NIASPAN

    The Company's success currently depends in large part on its ability to successfully market and sell increasing quantities of the Niaspan product. Kos' ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the increasing acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. Following the commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company's products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity, principally because too much niacin is delivered to the intestine. Although most patients taking the Niaspan product will sometimes flush, the formulation and dosing regimen for Niaspan have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. However, if a significant number of patients using the Niaspan product were to suffer episodes of flushing that they consider intolerable or other side effects, physicians may discontinue prescribing the Niaspan product or patients may stop taking Niaspan, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan product or any other product incorporating technology similar to that used in the Niaspan product also could have an adverse effect on Kos' ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

UNCERTAINTIES RELATED TO FDA APPROVAL OF THE ADVICOR PRODUCT AND THE MARKET ACCEPTANCE OF THE ADVICOR PRODUCT

    Kos has submitted a new drug application to the FDA for the Advicor product. On July 20, 2001, the FDA issued a letter indicating that it would grant the Company marketing clearance for the Advicor product on December 15, 2001, following the expiration of the exclusivity period of the statin component of the drug. Kos' failure to obtain FDA approval to market the Advicor product on or soon after December 15, 2001, would have a material adverse effect on the Company, including delaying or terminating the Company's right to receive payments under the co-promotion agreement for the Advicor product. The Company's success depends upon its ability to successfully market and sell rapidly increasing quantities of the Advicor product following its approval by the FDA and its commercial launch. Kos' ability to successfully sell rapidly increasing quantities of the Advicor product will depend significantly on the increasing acceptance of the Advicor product by physicians and their patients, and on the Company's ability to maintain a co-promotion agreement for Advicor and the efforts of its co-promotion partner, if any. Most patients taking the Advicor product will sometimes flush, as they do with the Niaspan product at comparable doses. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or more serious side effects, such as rhabdomyolosis or myopathy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhabdomyolosis is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles, that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. The Company is not aware of any reported cases of rhabdomyolosis or myopathy that were determined to be caused by patients taking Advicor although there have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been indentified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on Kos' ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.


    In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a long time. Although the a combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by Kos' competitors. Also, because Advicor is a combination of two currently available drugs, the Company expects Advicor to be approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescibe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly, the Company's ability to successfully sell increasing quantities of the

Advicor product may be adversely affected by the release of Crestor, a new, highly powerful statin product that is scheduled to be launched soon after Advicor by AstraZeneca, one of Kos' competitors with substantially greater resources than Kos. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Kos' future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, simultaneous with the final approval of the Advicor product, there will be at least five new versions of generic lovastatin, one of the components of Advicor, being launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, Kos' effort to sell increasing quantities of the Advicor product following its approval by the FDA may be unsuccessful.

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

                              KOS PHARMACEUTICALS, INC.



Date:  November 21, 2001           By:  /s/ Daniel M. Bell

                                   -------------------------------------
                                       Daniel M. Bell, Chairman and
                                       Chief Executive Officer



Date:  November 21, 2001           By:  /s/ Adrian Adams

                                   -------------------------------------
                                       Adrian Adams, President and Chief
                                       Operating Officer



Date:  November 21, 2001           By:  /s/ Juan F. Rodriguez

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