Form 10-K
period 2001-12-31
KOS PHARMACEUTICALS INC
filed 2002-03-29
CIK 1018952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                          Common Stock, $.01 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 22, 2002: $216,665,669.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 22, 2002: 20,526,096.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I

Item 1.  Business .........................................................     2

Item 2.  Properties .......................................................    14

Item 3.  Legal Proceedings ................................................    14

Item 4.  Submission of Matters to a Vote of Securities Holders ............    15



PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder
         Matters ..........................................................    15

Item 6.  Selected Consolidated Financial Data .............................    16

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................    17

         Forward-Looking Information: Certain Cautionary Statements .......    23

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .......    35

Item 8.  Consolidated Financial Statements and Supplementary Data .........    35

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures ............................................    62

PART III ..................................................................    63

PART IV

Item 14. Exhibits, Financial Schedules and Reports on Form 8-K ............    64

Signatures ................................................................    67





NIASPAN(R)and ADVICOR(TM)are trademarks of Kos Pharmaceuticals, Inc. HEART ALLIANCESM is a service mark of Kos Pharmaceuticals, Inc.

MAVIK(R)and TARKA(R)are trademarks of Abbott Laboratories Inc.

                                     PART I

ITEM 1.  BUSINESS

     Kos Pharmaceuticals, Inc. ("Kos" or the "Company") is a fully-integrated specialty pharmaceutical company engaged in the development of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. The Company manufactures its currently marketed products, NIASPAN(R) and ADVICORTM, and markets such products directly through its own specialty sales force and through a sales force provided by a contract sales organization. The Company's cardiovascular products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company's respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company's proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) over currently existing formulations of such products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities ("NCEs"), may reduce regulatory and development risks and may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. All of the Company's products currently under development require new drug application ("NDA") filings with the U.S. Food and Drug Administration ("FDA"). Although such NDA filings are more expensive and time consuming than Abbreviated New Drug Applications ("ANDA") for generic products, developing products that require NDA approval offers several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to generic competition.

     The principal elements of the Company's business strategy are as follows:
(i) select products with unrealized commercial potential where safety or patient compliance may be improved; (ii) focus on the large, rapidly growing therapeutic markets, which include many chronic diseases requiring long-term therapy; (iii) develop proprietary formulations of currently approved pharmaceutical compounds;
(iv) manage internally the clinical development of its products; (v) manufacture its products internally; (vi) market its products directly through the Company's specialty sales force; and (vii) leverage its core competencies through corporate and academic alliances.

     The Company's predecessor, Kos Holdings, Inc. ("Holdings"), which was previously named Kos Pharmaceuticals, Inc., was incorporated in Florida on July 1, 1988. On June 25, 1996, Kos (named for the Greek island where Hippocrates founded the science of medicine) was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets (except for certain net operating loss carry-forwards) and all of the liabilities of Holdings were transferred to the Company in exchange for shares of Common Stock of the Company (the "Reorganization"). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings' net operating loss carry-forwards and related tax benefits for Holdings. As a result, the Company had no tax assets or liabilities as of June 30, 1996. Kos Investments, Inc. ("Investments") is the sole shareholder of Holdings. Investments is controlled by, and serves as an investment vehicle for, Michael Jaharis, one of the Company's founders and its Chairman Emeritus. All references in this 10-K to the Company include its wholly owned subsidiary, Aeropharm Technology, Inc. ("Aeropharm") -- which in turn wholly owns IEP Pharmaceutical Devices, Inc. ("IEP") -- and the business and operations of Holdings until June 30, 1996. The Company's principal executive offices are located at 1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131, and its telephone number is (305) 577-3464.

MARKETED PRODUCTS

NIASPAN

     On July 28, 1997, the Company received clearance from the FDA to market NIASPAN for the treatment of mixed lipid disorders. NIASPAN is the only once-a-day formulation of a niacin product ever approved by the FDA for the treatment of mixed lipid disorders. The Company began commercializing NIASPAN during September 1997.

     Niacin, the active ingredient in NIASPAN, is a water soluble vitamin long recognized by the National Institutes of Health ("NIH") and the American Heart Association ("AHA") as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein ("LDL") or "bad" cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein ("HDL") or "good" cholesterol. Based principally on the results of Kos clinical studies evaluating NIASPAN, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, NIASPAN is approved by the FDA for the following treatment indications: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) reduce very high serum triglycerides; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iv) reduce recurrent nonfatal myocardial infarction; and (v) promote the regression or slow the progression of atherosclerosis when combined with bile-binding resins. In addition, the FDA-approved prescribing information for NIASPAN references its ability to significantly reduce lipoprotein (a) ["Lp(a)"], which is an independent risk factor for coronary heart disease ("CHD"), although no studies have been conducted showing the clinical benefits of exclusively lowering levels of Lp(a).

     During the past seven years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in about a 30% reduction in cardiac events, such as nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite the significant reduction in LDL cholesterol levels, about 70% of cardiac events were not avoided when compared with placebo -- suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Accordingly, throughout this period, considerable scientific evidence has continued to emerge showing that many lipid risk factors contribute to CHD disease and, in particular, that niacin has powerful utility in addressing such multiple cholesterol disorders.

     A couple of years ago, a study published in the August 1999, issue of THE NEW ENGLAND JOURNAL OF MEDICINE, conducted by the Department of Veteran Affairs and known as HDL Intervention Trial ("HIT"), showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality. Specifically, the HIT results showed that even a 6% increase in HDL resulted in a 22% reduction in the incidence of CHD-death and nonfatal heart attacks and a 26% reduction in stroke in patients with CHD who had depressed levels of HDL, but normal levels of LDL and triglycerides. More recently, the HDL Atherosclerosis Treatment Study ("HATS"), which was published in the November 2001, issue of THE NEW ENGLAND JOURNAL OF MEDICINE, concluded that the combination of statin and niacin therapy was strikingly favorable in treating CHD patients, virtually halting atherosclerosis progression and reducing cardiac events up to 90%.

     The results from HIT and HATS are consistent with conclusions from previous epidemiological studies demonstrating that for each 1% increase in HDL cholesterol, the risk of developing CHD decreases by 2% to 3%, whereas a 1% decrease in LDL cholesterol results in only a 1% decrease in CHD risk. Consequently, agents that further increase HDL cholesterol could potentially improve the benefits with respect to morbidity and mortality. NIASPAN is the most potent drug on the market for raising HDL cholesterol.

     In addition to the HATS trials, during 2001, the Assessment of Diabetics Control and Evaluation of the Efficacy of NIASPAN Trial ("ADVENT"), which was sponsored by Kos, evaluated the effects of NIASPAN on lipids and blood sugar levels in 148 diabetic patients. Kos sponsored this trial because previous reports had previously shown that niacin can raise blood sugar levels in diabetic patients; thus, blunting the use of niacin in diabetics despite these patients having low HDL and abnormal triglycerides. The results of this study, which were presented at the 2001 meetings of the American Diabetes Association and of the American College of Cardiology, showed that NIASPAN increased HDL up to 24% and decreased triglycerides by as much as 30%, with minimal effect on glucose control. These results of this important study helped reassure physicians that NIASPAN can be used to treat dyslipidemic patients who also suffer from diabetes, provided that appropriate adjustments are made, if needed, to concomitant anti-diabetes therapy.

     During 2001, Kos also benefited from the revised guidelines established by the expert panel of the National Cholesterol Education Program ("NCEP"), published in the May 2001 edition of the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION. These new guidelines not only emphasize the importance of aggressively treating LDL cholesterol, but also advocate treating lipid abnormalities beyond LDL cholesterol. Specifically, the revised NCEP guidelines increase the threshold for defining low HDL cholesterol from 35 to 40 mg/dL, and lower the thresholds for triglyceride classifications to give more attention to moderate disorders. Moreover, the latest NCEP parameters raise the cardiac risk levels for people with diabetes to the equivalent of people with CHD. Finally, the expert panel increased its recommendation of the number of patients who should be taking cholesterol modifiers to 36 million patients, an almost three-fold increase since the previous guidelines were first published in 1993.

     The Company markets NIASPAN directly to specialist physicians within the cardiovascular market who specialize in treating patients with CHD and who are among the leading prescribers of lipid-altering medications. Such "lipid-management specialists," who largely focus on treating the 14 million Americans who have CHD, consist principally of cardiologists, endocrinologists, and internists. Of the 14 million Americans who are estimated by the AHA to have CHD, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. The Company believes that patients with low HDL or multiple lipid disorders would benefit from NIASPAN therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or "statin," to reduce LDL combined with NIASPAN to raise HDL, lower triglycerides, and enhance the statin's LDL efficacy. Since the launch of NIASPAN, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. Sixty-seven percent of the nearly 11,200 cardiologists who have been detailed on NIASPAN since 1999 have prescribed NIASPAN, and more than 78,000 physicians have prescribed NIASPAN at least once.

     NIASPAN will also benefit from an expanded field sales force in 2002, consisting of 300 Kos sales representatives and 150 from a contract sales organization (under the terms of an agreement entered into on December 17, 2001). As of March 18, 2002, Kos had 281 sales representatives and the contract sales organization had 143 representatives promoting the NIASPAN and ADVICOR products, with the expectation to be at 450 combined sales representatives by midyear 2002. Under the terms of the agreement, the contract sales organization will provide the Company with an approximately 150-person field sales force for a two-year term beginning on January 1, 2002 (the "Contract Sales Force Agreement"). The representatives provided under the Contract Sales Force Agreement will complement the Company's existing sales force. Under the terms of the Contract Sales Force Agreement, the Company will pay the contract sales organization a royalty based on net sales of the Company's NIASPAN and ADVICOR products during a five-year period beginning January 1, 2002. The royalty amounts payable to the contract sales organization are subject to a cumulative minimum of $45 million over the term of the Contract Sales Force Agreement, not to exceed $75 million over such contract term.

     In addition to a larger field sales force, Kos intends to increase its promotional commitment to NIASPAN during 2002. Such promotional efforts will consist of investments in medical education grants, symposia and expert advisory boards to establish the importance of modulating multiple lipid risk factors in an effort to thwart CHD. Such continued investment in the product is expected to add awareness and expand usage by not only targeted physicians but also to the broader group of physicians associated with the launch of ADVICOR.

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

ADVICOR

     On December 17, 2001, the Company received clearance from the FDA to market ADVICOR (extended-release niacin/lovastatin) tablets. The approval of Advicor marks the first time that the FDA has approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing ADVICOR to physicians on January 28, 2002. ADVICOR is a single tablet formulation containing NIASPAN and lovastatin (a statin drug which was marketed by Merck under the brand name Mevacor, prior to its patent expiration, which occurred on December 17, 2001). The Company believes that a once-a-night tablet with the combined complimentary properties of NIASPAN and lovastatin represent an effective method for treating patients with mixed lipid disorders.

     Advicor is indicated for the treatment of primary hypercholesterolemia and mixed dyslipidemia in patients previously treated with either component and who require additional lipid modification for LDL and HDL cholesterol and triglycerides beyond that achieved by the individual components. Advicor is not indicated for initial therapy. In multicenter clinical trials, Advicor was generally well-tolerated with a safety profile comparable to that of Niaspan and lovastatin alone. The most frequently reported adverse events included flushing, upset stomach and rash. As with other lipid-altering drugs, periodic monitoring of liver enzymes is recommended as is observation for rare but serious adverse events such as myopathy. Advicor is contraindicated for pregnant or nursing women or for patients with liver problems or active peptic ulcer.

     The launch of ADVICOR in January 2002 is not only supported by the significant inroads made by Kos in educating the medical community about the importance of treating multiple lipid disorders, but also by the increasing considerable scientific evidence showing that many lipid risk factors contribute to CHD. During 2001, Kos contributed to the advancement of such scientific data by sponsoring a Phase IV clinical study that compared the potency of ADVICOR with the two best-selling statins in modulating multiple lipid risk factors. The results of this 316-patient study, known as ADVOCATE, were presented at the March 2002 meeting of the American College of Cardiology and showed that ADVICOR's LDL efficacy is comparable to the leading statin drugs while its efficacy in all other lip parameters is far superior. Specifically, patients receiving 1000mg/40mg of ADVICOR (the expected "workhorse" dose) showed reductions in LDL, triglycerides and Lp(a) of 39%, 30% and 16% respectively, while increasing HDL by 20%. In comparison, patients receiving 10mg of atorvastatin, the "workhorse" dose of Lipitor, revealed a 38% and 15% reduction in LDL cholesterol and triglycerides, while increasing HDL only 3% and producing an undesirable increase in Lp(a) of 5%. These data provide compelling evidence of the potency of ADVICOR to offer physicians "one-stop-shopping" for treating patients with multiple lipid disorders.

     Similar to NIASPAN, the Company markets ADVICOR directly to specialist physicians within the cardiovascular market who specialize in treating patients with CHD and who are among the leading prescribers of lipid-altering medications. The Company believes that patients requiring treatment for primary hypercholesterolemia or mixed dyslipidemia who require additional lipid modification for LDL and HDL cholesterol and triglycerides, beyond that achieved by the individual drug components, would benefit from ADVICOR therapy. The Company also believes that this patented once-a-night product will offer significant improvements in patient compliance compared with taking each component of the drug independently under its recommend dosing regimen. Moreover, based on market research and on historical NIASPAN prescribing trends, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event.

     Because NIASPAN is one of the two active ingredients in ADVICOR, most patients taking ADVICOR will flush occasionally. Similar to its promotional and educational efforts for NIASPAN, the Company also strives to educate patients and physicians about the benefits and proper use of ADVICOR. These efforts are mostly conducted through office visits with selected physicians, medical journal reprints, medical seminars and clinical discussion groups. The Company also educates patients on the benefits of and proper use of ADVICOR through brochures and product samples. Consequently, the Company believes that its patented dosing regimen, and proper dose titration should result in tolerable flushing incidents for most patients. Further, because ADVICOR, like NIASPAN, is also taken once-daily at night, any flushing episode should occur while the patient is sleeping; thus, not causing the discomfort and embarrassment that accompanies the multiple daytime flushing episodes that occur with other niacin preparations.

     Through late 2001, the Company was subject to the terms of a co-promotion agreement with DuPont Pharmaceuticals Company ("DuPont"), to co-promote ADVICOR. Under the terms of the agreement, Kos received from DuPont a $20-million equity investment during 2000. DuPont was to share half of the cost of medical education, clinical studies, and promotion programs, and it was to match the Company's field force "detailing" efforts with physicians, which is when Kos sales representatives meet with physicians to educate them about the therapeutic benefits of the Company's products. In return, DuPont was to receive essentially half of the gross profit on the sale of ADVICOR. On October 1, 2001, DuPont's parent company, E. I. du Pont Nemours sold DuPont to Bristol-Myers Squibb Company ("BMS"). On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos a one-time, $45 million settlement. Moreover, in connection with this settlement, Kos also regained full marketing rights to the ADVICOR product, including the right to all product profits and the ability to entertain future partnership discussions with other interested parties.

CO-PROMOTION OF MAVIK(R) AND TARKA(R)

     Through December 31, 2001, the Company was subject to the terms of a co-promotion collaboration agreement with Knoll Pharmaceutical Company ("Knoll"), for the promotion and marketing of Knoll's MAVIK and TARKA products (MAVIK(R) and TARKA(R) are registered trademarks of Abbott Laboratories) within the United States (the "Knoll Agreement"). The Company and Abbott agreed to terminate the Knoll Agreement effective January 1, 2002. Under the terms of the Knoll Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. The Company recorded $7.2 million, $5.0 million and $2.7 million of co-promotion revenue as a result of the Knoll Agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

PRODUCTS UNDER DEVELOPMENT

     Although the Company has obtained clearance from the FDA to market NIASPAN and ADVICOR, the Company's other products under development are at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that the Company will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of the Company's products under development. Thus, there can be no assurances that any of the Company's products under development will be developed and commercialized in a timely manner, or in accordance with the Company's plans or projections, or at all. The Company may determine to discontinue the development of any or all of its products under development at any time.

SOLID-DOSE DRUG DELIVERY SYSTEMS

     The Company continues to conduct research on novel solid-dose drug delivery systems. Utilizing the Company's considerable knowledge obtained from formulating both NIASPAN and ADVICOR, Kos continues to make progress in developing innovative solid-dose delivery systems that could be used to formulate a variety of compounds. One of such delivery systems encompasses technology in-licensed from Purdue Research Foundation, an affiliate of Purdue University, which grants the Company exclusive commercialization rights to technology invented at Purdue for the development of gastric retention drug delivery systems for pharmaceutical products. The licenses to the Purdue patents will enable Kos to formulate both insoluble and soluble compounds for Kos to develop and market or for Kos to develop and market with other parties on a collaborative basis. The Company will continue to develop its solid-dose drug delivery system platform in 2002, as well as it may seek one or multiple developmental partners to further such efforts.

ADVANCED INHALATION DELIVERY RESEARCH

     Leveraging its unique aerosol formulation expertise, Kos continues to formulate several unnamed proteins for delivery to the lungs using a Kos proprietary metered-dose inhaler ("MDI") device. As the Company generates cogent IN VITRO and IN VIVO data demonstrating the performance and efficacy of delivering such proteins via the lung through Kos MDI devices, Kos expects to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis. Kos believes it has a leadership position in formulating proteins to be delivered through MDI devices using non-CFC propellants.

     In 2001, the Company commenced a proof-of-principle study to evaluate a formulation of an inhaled protein and of the delivery device. Early results demonstrate that the Company's inhalation technology platforms are efficient, reproducible, rapidly acting, and convenient methods for most patients to take their medication. If successful, the Company believes that such compelling results will be extremely attractive to potential development partners for not only for developing this product, but also for other proteins/peptides, possibly on a contract formulation basis.

METERED-DOSE INHALATION DEVICES AND OTHER DEVICE PRODUCTS

     Complementing Kos' strong formulation capabilities, Kos has developed a line of inhalation devices that are proprietary, state-of-the art and useful for delivering small and large molecules. The principal features of the devices are three-fold: 1) improved coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration; 2) improved ergonomics, which leads to increased patient compliance; and 3) reduced drug retention, due to improved design and mechanics of the devices. To date, the Company has focused its development efforts on three MDI devices; a breath-coordinated inhaler, a breath-actuated inhaler and a spacerless MDI device that generates low plume force. Each of these devices offers distinct benefits and may be deployed on AN A LA CARTE basis depending on potential partners' interest. The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. In 2001, four patents were issued supporting various elements of the inhalation delivery technology. The Company currently intends to use the inhalation dose-counter on all of its proprietary inhalation devices.

LICENSING AND OTHER ACTIVITIES

     The Company continues to aggressively pursue collaborative opportunities, including acquiring or licensing the use of selected products and technologies from third parties ("in-licensing"); product co-marketing arrangements; joint ventures; and other strategic alliances. Many existing pharmaceutical products or products currently under development may be suitable candidates for specialty promotional or co-marketing campaigns. Accordingly, Kos intends to attempt to identify licensing, co-marketing and product acquisition opportunities that can complement the Company's future product portfolio. In situations where third-party drug delivery technologies are complementary to the Company's drug development formulation capabilities, the Company may pursue licensing rights for such technology.

     The Company is also pursuing strategic alliances to license certain of its products and technologies to third parties ("out-licensing"). Specifically, the Company is seeking suitable co-promotion partners for NIASPAN and ADVICOR in international markets and is also receptive to forging co-promotion alliances for these products in the United States. Lastly, Kos currently intends to establish strategic alliances with corporate partners with respect to its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to the Company or at all.

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

     In the United States, the Company has been issued 30 patents, filed for 49 additional patent applications, and has been licensed 1 patent and 1 patent application. In addition, the Company has been issued patents and patent applications filed in foreign jurisdictions.

     In general, the U.S. patents and patent applications owned by or licensed to Kos are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. Composition-of-matter protection is not available for the active ingredient in NIASPAN, or either of the active ingredients in ADVICOR. The active ingredient in NIASPAN, niacin, is currently sold in the United States and other markets for lipid altering and for other uses. The additional active ingredient in ADVICOR, lovastatin, is also currently sold in the United States and other markets for lipid altering. Even in jurisdictions where the use of the active ingredients in NIASPAN and ADVICOR for lipid altering and other indications may be covered by the claims of a method-of-use patent owned by or licensed to Kos, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of NIASPAN or ADVICOR, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office has issued U.S. Patents numbers 6,129,930 and 6,080,428 to the Company with claims covering NIASPAN'S method-of-use consistent with its recommended once-a-day dosing regimen. On February 7, 1997, the Company entered into a cross-licensing agreement with a generic manufacturer pursuant to which the Company has agreed to resolve, as between themselves, the effects of a potential interference by granting licenses under the Company's respective patents. The Company has purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company's aerosol products under development may use a formulation covered by such European or U.S. patents. In such event, the Company would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company's development of products that are covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company's business.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. ("Barr") that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company's NIASPAN product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as NIASPAN, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York. The Company filed an Amended Complaint on March 11, 2002. In this lawsuit, the Company asserts that Barr has infringed two valid patents that cover the NIASPAN product and its once-a-day at night method of dosage. Under FDA law, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the Court resolves the suit. On March 25, 2002, Barr answered the Amended Complaint by denying that the two patents are valid and infringed, and seeking a declaratory judgment to that effect. Kos intends to vigorously pursue its rights in this litigation, although the outcome of the litigation can not yet be determined.

     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by Kos, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of the Company's products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of the Company's future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that the Company's patents or future patents fail to give Kos an exclusive position in the subject matter claimed by those patents, the Company will be adversely affected. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to the Company, if at all. Patent litigation is costly and time consuming, and the Company may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If the Company does not obtain a license under such patents, if it is found liable for infringement or if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

     The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company maintains a competitive technological position, by relying on trade secrets and unpatented know-how, such competitive technological position may be compromised if others independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide Kos with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products under development, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

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

     NIASPAN, ADVICOR and "Kos" are the Company's principal registered trademarks, although other applications for registration of trademarks and service marks are currently pending in the PTO and additional applications are in the process of being filed.

MARKETING

     Kos markets its branded proprietary products through its own specialty sales force and through a sales force provided by a contract sales organization. A fundamental element of the Company's product selection strategy is to focus on products where a relatively concentrated group of specialist physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by the Company's products. The Company believes that such specialist physicians will be the most receptive to the patient compliance, safety, or other therapeutic advantages that the Company's products will seek to offer. Accordingly, the Company believes that significant market gains can be achieved with such products through the use of a relatively small, well-trained sales force concentrating its detailing efforts on informing such specialist physicians about the scientific basis for the therapeutic advantages of the Company's products.

     As of March 18, 2002, the Company had a 329-person sales and marketing organization, excluding 143 sales representatives being provided by the contract sales organization. During 2001, in preparation for the commercial launch of ADVICOR, Kos significantly increased the sale of its sale force. In addition, in late 2001, Kos also retained an approximately 150-person sales force from a contract sale organization. The majority of the Kos sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing NIASPAN during September 1997 and ADVICOR on January 28, 2002. The Company believes that the sizable increased in sales force personnel, including the effect of those provided by the contract sales organization, will allow Kos to reach a greater physician audience while, at the same time, increase the amount of repeat visits made to its physician target list.

MANUFACTURING

     The Company currently manufactures the NIASPAN and ADVICOR products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both products. Kos began manufacturing Niaspan in the Edison facility during the second quarter of 2001. Although both products have been approved for manufacture in the Edison facility and are produced in substantial compliance with current good manufacturing practice regulations as required by the FDA for the manufacture of pharmaceutical products, Kos has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of its current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company's failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of Kos' products under development or limit its ability to meet the demand for our products, any of which would have a material adverse effect on Kos. Such occurrences may require the Company to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

     The Company intends to continue to contract the packaging of its manufactured products to third parties. The Company may begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company's raw materials, including the active ingredients in NIASPAN and ADVICOR are currently obtained from single sources of supply. The Company does not have a contractual supply arrangement with the sole supplier of the active ingredient in NIASPAN or with the supplier of the lovastatin component of ADVICOR. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredients in NIASPAN and ADVICOR, although an alternate source for at least one such material will not be available because of the supplier's patent rights.

     In 2001, Kos steadily improved its efficiency in manufacturing NIASPAN. Specifically, gross margins increased three percentage points, reaching 93% of net sales during the second-half of 2001. The Company expects improvements in gross margins for NIASPAN as sales volumes increase and more efficient higher-yielding manufacturing equipment becomes operational.

COMPETITION

     The Company's products compete with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe and elsewhere. The Company estimates that its existing NIASPAN prescriptions account for approximately 2.1% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price and patent position. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company, including combined field sales forces approximating 26,000 representatives compared with the Company's approximately 420-person field sales force and may be better equipped to develop, manufacture and market products. Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in immediate-release form, for treatment of hyperlipidemia.

     The Company's cardiovascular and respiratory products, when developed and marketed, will also compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States.

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

EMPLOYEES

     As of February 28, 2002, the Company had 580 full-time employees. No employee is represented by a union. The Company believes its employee relations are good. The Company also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants.

ITEM 2.  PROPERTIES

     The Company leased the following properties as of December 31, 2001:


                                                                                LEASE EXPIRATION      MINIMUM
                                                                               (INCLUDING RENEWAL      ANNUAL
   LOCATION                           USE                    SQUARE FEET             OPTIONS)           RENT
   --------                           ---                    -----------       ------------------     --------

Miami, FL                 Corporate offices                     15,250            December 2004       $550,000

Miami Lakes, FL           Research and admin. Offices           21,000            December 2003        419,000

Hollywood, FL             Manufacturing, research and
                          admin. offices                        23,500            November 2004        327,000

Edison, NJ                Manufacturing, research, and
                          admin. offices                        43,400             October 2006        288,000

Raleigh, NC               Device engineering offices             6,000             August 2002          32,500


     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near-term requirements.



ITEM 3.  LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company's Board of Directors, certain officers of Kos, and the underwriters of the Company's October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company's Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the NIASPAN product. The complaint sought unspecified damages and costs, including attorneys' fees and costs and expenses. Upon Kos' motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint along with the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. Because the outcome of the litigation cannot yet be determined, no provision for any liability that may result from these matters has been recognized in the Company's financial statements. Nevertheless, the outcome of this litigation may have a material adverse effect on the Company's business, results of operations, and financial condition.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. ("Barr") that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company's NIASPAN product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as NIASPAN, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York. The Company filed an Amended Complaint on March 11, 2002. In this lawsuit, the Company asserts that Barr has infringed two valid patents that cover the NIASPAN product and its once-a-day at night method of dosage. Under FDA law, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the Court resolves the suit. On March 25, 2002, Barr answered the Amended Complaint by denying that the two patents are valid and infringed, and seeking a declaratory judgment to that effect. Kos intends to vigorously pursue its rights in this litigation, although the outcome of the litigation can not yet be determined.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.



PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol "KOSP". As of March 1, 2002, there were 375 registered shareholders of record of the Company's Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company's Common Stock on the Nasdaq National Market System.

YEAR ENDED DECEMBER 31, 2001               HIGH         LOW
----------------------------             ---------   ---------

First Quarter .....................      $   21.13   $   14.31
Second Quarter ....................          38.00       16.75
Third Quarter .....................          40.69       23.45
Fourth Quarter ....................          36.90       23.45


YEAR ENDED DECEMBER 31, 2000               HIGH         LOW
----------------------------             ---------   ---------

First Quarter .....................      $   22.13   $    5.30
Second Quarter ....................          18.56       10.00
Third Quarter .....................          17.88       10.75
Fourth Quarter ....................          25.13       13.63


      The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended December 31, 2001, should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data."


                                                                           YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                  2001              2000              1999              1998              1997
                                             ------------      ------------      ------------      ------------      ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Revenues, net ..........................     $     91,447      $     60,174      $     36,340      $     13,038      $      2,892
Cost of sales ..........................            7,646             5,932             5,406             3,276               792
                                             ------------      ------------      ------------      ------------      ------------
                                                   83,801            54,242            30,934             9,762             2,100
                                             ------------      ------------      ------------      ------------      ------------

Operating expenses:
   Research and development ............           30,974            26,459            25,619            29,144            24,130
   Selling, general and administrative .           83,587            56,831            56,843            61,519            20,509
                                             ------------      ------------      ------------      ------------      ------------
       Total operating expenses ........          114,561            83,290            82,462            90,663            44,639
                                             ------------      ------------      ------------      ------------      ------------

Loss from operations ...................          (30,760)          (29,048)          (51,528)          (80,901)          (42,539)
Other:
   Interest income, net ................              242               323               169             1,793             2,787
   Interest expense-related parties ....           (6,081)           (6,560)           (3,207)              (68)             (868)
   Other income (expense) ..............           38,985                20                14                15               (10)
                                             ------------      ------------      ------------      ------------      ------------

     Net income (loss) .................     $      2,386      $    (35,265)     $    (54,552)     $    (79,161)     $    (40,630)
                                             ============      ============      ============      ============      ============

Net income (loss) per share(1):
   Basic ...............................     $       0.12      $      (1.84)     $      (3.06)     $      (4.50)     $      (2.79)
   Diluted .............................             0.10             (1.84)            (3.06)            (4.50)            (2.79)
Weighted average common stock and common
   stock equivalents used in computing
   net income (loss) per share(1):
   Basic ...............................       20,221,089        19,202,877        17,842,879        17,589,767        14,569,474
   Diluted .............................       22,798,632        19,202,877        17,842,879        17,589,767        14,569,474


                                                                     DECEMBER 31,
                                        ---------------------------------------------------------------------
                                           2001           2000           1999           1998           1997
                                        ---------      ---------      ---------      ---------      ---------
                                                                    (IN THOUSANDS)
BALANCE SHEET:
Cash and marketable securities ....     $  45,319      $   6,125      $   4,336      $   4,879      $  70,396
Working capital (deficit) .........        27,160         (1,911)        (2,354)        (3,136)        70,939
Total assets ......................        82,941         29,648         26,258         21,570         84,403
Total long-term debt(2) ...........        95,082         72,000         62,089          9,239             --
Accumulated deficit(3) ............      (272,545)      (274,931)      (239,666)      (185,114)      (105,952)
Shareholders' equity (deficit) ....       (58,439)       (65,090)       (53,195)          (338)        77,870

-----

(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(2) For 2001, excludes $10 million of debt due to Michael Jaharis, Chairman Emeritus of the Company's Board of Directors and its principal shareholder, as such debt matures on December 31, 2002.
(3) In connection with the transfer on June 30, 1996, of assets and liabilities from Kos Holdings, Inc. to the Company, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $214 million as of December 31, 2001), to offset future taxable income, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     On March 12, 1997, the Company completed an initial public offering ("IPO") of its Common Stock. Through December 31, 2001, the Company had accumulated a deficit from operations of approximately $272.5 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $214 million as of December 31, 2001, to offset future taxable net income, if any.

     On July 28, 1997, the Company was granted clearance by the FDA to market its lead product, NIASPAN. The Company began shipping NIASPAN to wholesalers in mid-August 1997 and began detailing NIASPAN to physicians in September 1997. On December 17, 2001, the Company received approval from the FDA to market its new NIASPAN/lovastatin combination product, ADVICOR. The Company began marketing ADVICOR at the end of January 2002.

     The Company's Board of Directors changed the end of the Company's fiscal year from June 30 to December 31 effective with its December 31, 1997, reporting period. Fiscal years presented and referred to in the Company's consolidated financial statements, along with all other financial data, have been restated to conform with a December 31 fiscal year basis.

RESULTS OF OPERATIONS

   CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in Note 2 to the consolidated financial statements. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns and other allowances. The impact of these estimates on results of operations in 2001 and 2000 are described below. The Company's management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Such changes to these estimates have not been material to the Company's results of operations during the three year period ended December 31, 2001.

   YEARS ENDED DECEMBER 31, 2001 AND 2000

     Similar to most other pharmaceutical companies, Kos has at times been subject to significant "forward buying" from pharmaceutical wholesalers. "Forward buying" is a practice whereby pharmaceutical wholesalers, relying on their ability to predict manufacturer price increases, augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. Thus, depending on when a particular wholesaler's forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such a product in that period. As a result, the Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of the NIASPAN product are present throughout the product distribution channel. If such abnormally high inventory levels are identified, the Company's policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated.

     Consequently, the Company's reported revenue, including the effect of NIASPAN revenue not recognized during the period, increased to $91.4 million for the year ended December 31, 2001, from $60.2 million for 2000. This $31.2 million increase in revenue reflects a $29.1 million increase in recorded sales of the Company's NIASPAN product. The increase in NIASPAN revenue is best explained as follows:

                                                          YEAR ENDED
                                                        DECEMBER 31,
                                                     --------------------
                                                      2001         2000
                                                     -------      -------
                                                        (IN MILLIONS)
         NIASPAN shipments .....................     $  87.4      $  56.6
         Prior period NIASPAN shipments
            recorded as revenue during period ..         3.8          2.3
         Current period NIASPAN shipments
            not recognized as revenue ..........        (7.0)        (3.8)
                                                     -------      -------
                Reported NIASPAN sales .........     $  84.2      $  55.1
                                                     =======      =======

     Revenue for the year ended December 31, 2001, also included $7.2 million, or an increase of $2.2 million, in co-promotion revenue associated with the Company's co-promotion collaboration agreement with Abbott Laboratories Inc. (hereinafter "Abbott"), for the promotion and marketing of Abbott's MAVIK and TARKA products within the United States (the "Abbott Agreement"). Kos and Abbott have agreed to terminate the Abbott Agreement effective January 1, 2002.

     Cost of sales was $7.6 million and $5.9 million for the years ended December 31, 2001 and 2000, respectively. The higher cost of sales in 2001 was attributable to higher NIASPAN volume during the period, partially offset by efficiencies attained in the production of NIASPAN.

     On December 17, 2001, the FDA issued to the Company an approval letter granting marketing clearance for the Company's new dual-component
NIASPAN/lovastatin product, ADVICOR. Accordingly, results of operations for the year ended December 31, 2001, reflect the Company's significant preparations in anticipation of the commercial launch of this new product.

     The Company's research and development expenses increased to $31.0 million for the year ended December 31, 2001, from $26.5 million for the year ended December 31, 2000. The increased expense related primarily to increases of $3.4 million in medical education costs in support of the NIASPAN product and the anticipated launch of the ADVICOR product, of $2.0 million in personnel and personnel related costs, and of $2.8 million in clinical study costs mostly associated with an ADVICOR safety study. These increases in research and development expenses were partially offset by a $3.9 million contribution received from DuPont Pharmaceuticals Company ("DuPont") under the terms of the Company's co-promotion arrangement with DuPont (the "DuPont Agreement"). Under the terms of the DuPont Agreement, DuPont shared equally with the Company in costs associated with the clinical development, medical education, and promotional efforts of the Company's ADVICOR product. See below, and Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion regarding the DuPont Agreement.

     Selling, general and administrative expenses increased to $83.6 million for the year ended December 31, 2001, from $56.8 million for the year ended December 31, 2000. Within this category selling expenses increased $23.3 million to $66.2 million for the year ended December 31, 2001, primarily as a result of an increase of $13.0 million in sales force operating expenses, of $11.4 million in marketing programs in support of NIASPAN and ADVICOR, and of $2.5 million in marketing costs associated with MAVIK and TARKA promotional efforts. These increases in sales and marketing expenses were partially offset by a $4.2 million contribution received from DuPont under the terms of the DuPont Agreement. General and administrative expenses increased to $17.4 million for the year ended December 31, 2001, from $13.9 million for the preceding period, primarily as a result of an increase of $2.1 million in personnel and personnel-related costs, and of $0.3 million in royalty expenses associated with the increase in net sales of the NIASPAN product.

     During 2000, the Company entered into a co-promotion agreement with DuPont, to co-promote ADVICOR. Under the terms of the agreement, Kos received from DuPont a $20-million equity investment at closing. DuPont was to share half of the cost of medical education, clinical studies, and promotion programs, and it was to match the Company's field force "detailing" efforts with physicians, which is when Kos sales representatives meet with physicians to educate them about the therapeutic benefits of the Company's products. In return, DuPont was to receive essentially half of the gross profit on the sale of ADVICOR. On June 7, 2001, DuPont's parent company, E. I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company ("BMS"), and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos a one-time, $45 million settlement. Of the total settlement received from BMS, approximately $6 million pertained to copromotion expenses due and unpaid by DuPont prior to the termination of the DuPont Agreement. The remaining settlement amount, or approximately $39 million, was recorded as other income for the year ended December 31, 2001.

     The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the "Credit Facility"), the September 1, 1999, $50 million credit facility (the "Supplemental Credit Facility"), and the December 21, 1999, $50 million credit facility (the "Standby Facility"), with Michael Jaharis, Chairman Emeritus of the Company's Board of Directors and its principal shareholder. Borrowings under these credit facilities totaled $105 million as of December 31, 2001, and bear interest at the prime rate (4.75% as of December 31, 2001). Interest expense under these credit facilities totaled approximately $6.1 million and $6.6 million for the years ended December 31, 2001 and 2000, respectively. On January 15, 2002, Kos utilized $25 million of the settlement received from BMS to reduce the amount of its outstanding indebtedness with Mr. Jaharis. As such, as of January 15, 2002, the total amount borrowed from Mr. Jaharis was reduced to $80 million.

     The Company recorded net income of $2.4 million for the year ended December 31, 2001, compared with a net loss of $35.3 million for the year ended December 31, 2000.

   YEARS ENDED DECEMBER 31, 2000 AND 1999

     The Company's reported revenue, including the effect of NIASPAN revenue not recognized during the period, increased to $60.2 million for the year ended December 31, 2000, from $36.3 million for the year ended 1999. This $23.9 million increase in revenue reflects a $21.5 million increase in recorded sales of the Company's NIASPAN product. The increase in NIASPAN revenue is best explained as follows:

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       2000         1999
                                                     -------      -------
                                                         (IN MILLIONS)
         NIASPAN shipments .....................     $  56.6      $  36.0
         Prior period NIASPAN shipments
            recorded as revenue during period ..         2.3           --
         Current period NIASPAN shipments
            not recognized as revenue ..........        (3.8)        (2.3)
                                                     -------      -------
         Reported NIASPAN sales ................     $  55.1      $  33.7
                                                     =======      =======

     Revenue for the year ended December 31, 2000, also included $5.0 million, or an increase of $2.4 million, in co-promotion revenue associated with the Company's co-promotion collaboration agreement with Abbott.

     Cost of sales was $5.9 million and $5.4 million for the years ended December 31, 2000 and 1999, respectively. The higher cost of sales in 2000 was attributable to higher NIASPAN volume during the period, partially offset by efficiencies attained in the production of NIASPAN.

     The Company's research and development expenses increased to $26.5 million for the year ended December 31, 2000, from $25.6 million for the year ended December 31, 1999. The increased expenses related primarily to increases of $0.9 million in personnel and personnel-related costs, of $0.9 million in formulation development costs for products under development, of $0.6 million in costs associated with NDA submission expenses for the Company's ADVICOR product, and of $0.5 million in costs associated with licensing activities. These costs were partially offset by a decrease of $2.1 million in the costs of clinical trials resulting from the completion of most of the clinical trial activities associated with the NDA submission for the ADVICOR product during the year ended December 31, 2000.

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

     Interest expense under the Company's credit facilities totaled approximately $6.6 million and $3.2 million for the year ended December 31, 2000 and 1999, respectively.

     The Company incurred a net loss of $35.3 million for the year ended December 31, 2000, compared with a net loss of $54.6 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents totaling $45.3 million and working capital of $27.2 million. The Company's primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of December 31, 2001, the Company's investment in equipment and leasehold improvements, net of depreciation and amortization, was $6.9 million. During the year ended December 31, 2001, the Company spent $4.3 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to increase the level of capital expenditures during 2002 mostly to provide increased production capacity for the ADVICOR product. Accordingly, 2002 capital expenditures are expected to be significantly higher than those incurred during the year ended December 31, 2001.

     On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, Chairman Emeritus of the Company's Board of Directors and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of a $20-million equity contribution from DuPont Pharmaceuticals Company ("DuPont") to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility, provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility totaled $10 million as of December 31, 2001, bear interest at the prime rate (4.75% as of December 31, 2001), and are due December 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis' wife. With this promissory note replacement, all of Mr. Jaharis' existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership that she controls. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of December 31, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003. As of December 31, 2001, the conversion of amounts borrowed under the Supplemental Credit Facility into shares of the Company's Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company's Common Stock, thus causing material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $45 million as of December 31, 2001, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximated the market value of the Company's Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     During 2000, the Company entered into a co-promotion agreement with DuPont, to co-promote ADVICOR. Under the terms of the agreement, Kos received from DuPont a $20-million equity investment at closing. DuPont was to share half of the cost of medical education, clinical studies, and promotion programs, and it was to match the Company's field force "detailing" efforts with physicians, which is when Kos sales representatives meet with physicians to educate them about the therapeutic benefits of the Company's products. In return, DuPont was to receive essentially half of the gross profit on the sale of ADVICOR. On June 7, 2001, DuPont's parent company, E. I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company ("BMS"), and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos a one-time, $45 million settlement. Of the total settlement received from BMS, approximately $6 million pertained to copromotion expenses due and unpaid by DuPont prior to the termination of the DuPont Agreement. The remaining settlement amount, or approximately $39 million, was recorded as other income for the year ended December 31, 2001.

     On January 15, 2002, Kos utilized $25 million of the settlement received from DuPont to reduce the amount of its outstanding indebtedness with Mr. Jaharis. As such, as of January 15, 2002, the total amount borrowed from Mr. Jaharis was reduced to $80 million.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company's operations until it has positive cash flows, the Company's cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to generate substantial growth in sales of its NIASPAN and ADVICOR products. Further, during this period, the Company's ability to fund its operating requirements may, among other things, be affected by its ability to control its operating expenses. The Company's failure to generate substantial growth in the sales of NIASPAN and ADVICOR, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, and other events -- including the progress of the Company's research and development programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain regulatory approvals; the Company's ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business -- could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, there can be no assurance that any additional capital will be available to the Company on acceptable terms, or at all.

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

MARKET ACCEPTANCE AND SALES GROWTH OF NIASPAN AND ADVICOR

     The Company's success depends primarily upon its ability to successfully market and sell increasing quantities of the NIASPAN and ADVICOR products. The Company's ability to successfully sell increasing quantities of the NIASPAN product will depend significantly on the continued acceptance of the NIASPAN product by physicians and their patients despite the introduction of ADVICOR. Following the commercialization of the ADVICOR product, which is a combination product including NIASPAN and a statin, prescription levels for NIASPAN may be adversely affected to the extent a significant number of physicians prescribe ADVICOR as a substitute product for their patients who are currently taking NIASPAN. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company's products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the NIASPAN and ADVICOR products will sometimes flush, the formulation and dosing regimen for NIASPAN and ADVICOR have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the NIASPAN and ADVICOR products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the NIASPAN and ADVICOR products or patients may stop taking NIASPAN and ADVICOR, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the NIASPAN or ADVICOR products or any other product incorporating technology similar to that used in the NIASPAN or ADVICOR products also could have an adverse effect on the Company's ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     On December 17, 2001, the FDA issued to the Company an approval letter granting marketing clearance for the ADVICOR product. The Company's ability to successfully sell increasing quantities of the ADVICOR product will depend significantly on the increasing acceptance of the ADVICOR product by physicians and their patients. If a significant number of patients using the ADVICOR product were to suffer episodes of flushing that they consider intolerable or to suffer more serious side effects, such as rhabdomyolysis or myopathy, physicians may discontinue prescribing the ADVICOR product or patients may stop taking ADVICOR, which would have a material adverse effect on the Company. Rhabdomyolysis is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. The Company is not aware of any reported cases of rhabdomyolysis or myopathy that were determined to be caused by patients taking ADVICOR although there have been several cases where NIASPAN (one of the principal ingredients in ADVICOR) or ADVICOR have been identified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the ADVICOR product or any other product incorporating technology similar to that used in the ADVICOR product also could have an adverse effect on the Company's ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     In addition, ADVICOR may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, ADVICOR is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a long time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe ADVICOR because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company's competitors. Also, because ADVICOR is a combination of two currently available drugs, ADVICOR has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either NIASPAN or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as ADVICOR, it is possible that physicians will not prescribe ADVICOR until they have first prescribed either NIASPAN, lovastatin, or another statin alone and subsequently determined that their patients need ADVICOR to achieve desired cholesterol improvements. Similarly the Company's ability to successfully sell increasing quantities of the ADVICOR product may be adversely affected by the release of Crestor, a new, highly powerful statin product that is scheduled to be launched soon after ADVICOR by AstraZeneca, one of the Company's competitors with substantially greater resources than Kos. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company's future sales of ADVICOR may also be affected by the potential release of several other new combination statin drugs in the future. Further, simultaneous with the final approval of the ADVICOR product, there will be at least five new versions of generic lovastatin, one of the components of ADVICOR, being launched into the cholesterol market, which could adversely affect demand for ADVICOR. Consequently, the Company's effort to sell increasing quantities of the ADVICOR product may be unsuccessful.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     To date, the Company has dedicated most of its financial resources to the development and commercialization of the NIASPAN and ADVICOR products, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the next twelve months, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the commercial launch of the ADVICOR product, the continued marketing of NIASPAN, and for investments in the Company's research and development programs. However, additional significant losses may continue thereafter. The Company's ability to achieve and maintain profitability will depend, among other things, on the commercial success of the NIASPAN and ADVICOR products; on the Company's ability to successfully exploit the Company's manufacturing and sales and marketing capabilities; on the Company's ability to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for the Company's products under development; and on the Company's ability to maintain sufficient funds to finance the Company's activities. Although the Company recorded net income of $2.4 million for the year ended December 31, 2001 (due to receipt of a one-time settlement payment of approximately $45 million resulting from the termination of the DuPont

Agreement), the Company's net loss for the years ended December 31, 2000, 1999, and 1998 has been $35.3 million, $54.6 million, and $79.2 million, respectively. As of December 31, 2001, the Company's accumulated deficit was $272.5 million. In connection with the transfer of operations from Kos Holdings, Inc. to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Kos Holdings, Inc. and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996, amounting to approximately $214 million as of December 31, 2001, to offset future taxable net income, if any. If the Company is unable to achieve or sustain profitability, however, such carryforwards may not be utilized.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     In order to finance the Company's operations, as of December 31, 2001, the Company has borrowed a total of $105 million from Michael Jaharis, the Company's principal shareholder and a director. The Company can borrow up to an additional $25 million from Mr. Jaharis under agreements currently in place. The repayment of funds borrowed from Mr. Jaharis are secured by the pledge of all of the Company's assets to him. As a result, if the Company is unable to repay the loans as they become due, the Company could be forced to liquidate the Company's assets or transfer all of such assets to Mr. Jaharis. The Company has mostly experienced negative cash flows from operations since inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development activities, including clinical trials of the Company's products under development, and to commercialize the NIASPAN and ADVICOR products and its other products under development, if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources, including funds available to it under loans from Mr. Jaharis, the proceeds from this offering, and amounts paid to the Company in connection with the termination of the DuPont Agreement, to fund its operations through at least the next twelve months. Even with the proceeds from these sources, however, the Company may need or elect to raise additional capital prior to such date. The Company anticipates that it will expend significant amounts of capital to launch the ADVICOR product in a manner that maximizes the product's commercial potential. In light of the launch plans for ADVICOR, the Company's ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on: the near-term commercial success of NIASPAN and ADVICOR; the Company's ability to meet the conditions necessary to obtain funding under its lines of credit; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company's research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the NIASPAN and ADVICOR products, the regulatory and commercial success of the ADVICOR product, and that testing and regulatory procedures relating to the Company's other products under development can be conducted at projected costs and within projected time frames. To the extent these assumptions prove to be inaccurate, the Company may have insufficient resources to fund its operations as currently planned.

     To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company's ability to raise additional funds in the public markets may be adversely affected if sales of the NIASPAN product, and following its launch, the ADVICOR product, do not increase rapidly; if the results of the clinical trials for the Company's products under development are not favorable; or if regulatory approval for any of its products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. If adequate funds are not available to the Company, or if available, their terms are unacceptable, Kos may be required to significantly reduce its planned launch activities for ADVICOR or curtail significantly one or more of its research or development programs or the Company may be required to obtain funds through arrangements with future collaborative partners or others that may require Kos to relinquish rights to the NIASPAN or ADVICOR products or to some or all of its technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's securities.

LIMITED SALES AND MARKETING EXPERIENCE AND RESOURCES

     Although the Company markets the NIASPAN and ADVICOR products and it intends to market its products under development through the Company's own specialty sales force, including sales representatives available exclusively to Kos under a contract sales force arrangement, substantial resources will continue to be required for Kos to promote the sale of its products. Because its current marketing resources are limited, the Company may be unable to devote sufficient resources to the NIASPAN and ADVICOR products, or to the Company's products under development to achieve increasing market acceptance of such products. The Company's failure to expend the resources to adequately promote the NIASPAN and ADVICOR products or its other products under development would have a material adverse effect on the Company's business and results of operations.

     Moreover, because the Company has fewer sales persons than its competitors, the Company's sales force may be unable to detail successfully physicians who prescribe lipid-altering medications. The Company may not be able to retain its current sales representatives. Even if the Company hires additional representatives, they may not be immediately effective in promoting the sale of the NIASPAN and ADVICOR products. As a result, Kos may be unable to generate significantly increased sales of the NIASPAN or ADVICOR products. The failure of the Company's sales representatives to generate increased sales of the NIASPAN and ADVICOR products would have a material adverse effect on operating results.

CONTROL BY EXISTING SHAREHOLDER

     Michael Jaharis, the Company's principal shareholder and a director, owns, directly or indirectly, 9,287,570 shares of the Company's common stock as of December 31, 2001, or approximately 45% of the common stock outstanding. Accordingly, Mr. Jaharis can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person may have the effect of delaying or preventing a change in the management or voting control of Kos. In addition, a line of credit totaling $50,000,000 between Kos, Mr. Jaharis and his spouse, or her transferee, gives each of them the right to convert (at $4.91 per share) amounts owed to them by Kos under such line of credit into shares of the Company's Common Stock. Another line of credit gives Mr. Jaharis the right to exercise warrants to purchase six million shares of the Company's common stock at $5.00 per share. The warrants are non-detachable and can be exercised only through the conversion of principal and interest accumulated under the line of credit. If this conversion option and warrant exercise were to occur, Mr. Jaharis' direct or indirect ownership of the Company's common stock would increase to 20,379,220 shares, or approximately 65% of the common stock outstanding, and Mary Jaharis would control 5,809,150 shares in each case assuming such conversion and warrant exercise had occurred as of December 31, 2001.

COMPETITION AND TECHNOLOGICAL CHANGE

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 12,000 persons, compared with the Company's approximately 450 person field sales force, including approximately 150 contract sales force representatives. The Company's direct competitors and their respective competitive products include:

          o    Abbott (TRICOR)

          o    Bristol-Myers Squibb (PRAVACHOL)

          o    Merck (ZOCOR AND MEVACOR)

          o    Novartis (LESCOL)

          o    Pfizer (LIPITOR AND LOPID)

          o    Sankyo (WELCHOL)

     The Company estimates that the existing NIASPAN prescriptions account for slightly more than 2.0% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. In addition, Crestor, a new, highly powerful statin product, is scheduled to be launched soon after ADVICOR by AstraZeneca, one of the Company's competitors who also has substantially greater resources than those available to Kos. Further, several other new combination statin drugs may be marketed during succeeding years. Finally, simultaneous with the final approval of the ADVICOR product, there will be at least five new versions of generic lovastatin, one of the components of ADVICOR, being launched into the cholesterol market. The existence of distributors of generic lovastatin and the competitive environment they may create may inhibit the NIASPAN and ADVICOR products from competing successfully or from achieving increased sales of the NIASPAN product or, following its approval, the ADVICOR product. Moreover, the active ingredient in NIASPAN, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, physicians may decide to prescribe or recommend some of these unapproved niacin formulations, using the NIASPAN product's dosing regimen, to try to achieve the same results as NIASPAN. Substitution of other niacin formulations for the NIASPAN product could have a material adverse effect on the Company's business and results of operations. Moreover, manufacturers of other niacin formulations could promote their products using the NIASPAN product's dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market NIASPAN. Although such promotion would be a violation of FDA regulations, the significant occurrence of such practices would have a material adverse effect on the Company. Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than Kos' may develop products that directly compete with the Company's products. Even if the Company's products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than Kos because of greater financial resources, stronger sales and marketing efforts, and other factors. If these entities are successful in developing products that are safer, more effective or less costly than the products developed by Kos, the Company's products may be unable to compete successfully with any of those products.

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

     The Company's ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the NIASPAN and ADVICOR products, or for the other products it sells are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations, or HMOs. The Company estimates that, through December 31, 2001, approximately $138 million, or 73%, of the Company's cumulative NIASPAN revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for NIASPAN, the ADVICOR product, or the Company's products under development. Such cost containment measures and potential legislative reform could affect the Company's ability to sell NIASPAN, ADVICOR, or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of NIASPAN and ADVICOR from many third-party payors, such approvals, in the United States and in foreign countries, may be discontinued for NIASPAN, or unavailable for ADVICOR or any of the Company's products under development. The unavailability or inadequacy of third-party reimbursement for NIASPAN, ADVICOR, or the Company's products under development may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is dependent on the Company's ability to attract and retain highly qualified scientific, management and sales personnel. In April, 2001, the Company hired its current President and Chief Executive Officer, Adrian Adams. Mr. Adams succeeded Daniel M. Bell, Kos' Chairman of the Board of Directors, as the Chief Executive Officer of the Company in January 2002. The loss of Mr. Adams as the Company's President and Chief Executive Officer could have a material adverse effect on its operations and business. Similarly, the loss of Mr. Bell as the Chairman of Kos' Board of Directors could have a material adverse effect on the Company's operations and business. Due to intense competition for personnel from other companies, academic institutions, government entities, and other organizations, the Company may be unsuccessful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-skilled employees required for the expansion of Kos' activities, could adversely affect its business and operating results.

PRODUCTS UNDER DEVELOPMENT

     Although the Company has obtained clearance from the FDA to market the NIASPAN and ADVICOR products, the Company may be unsuccessful in effectively formulating any of its other products as planned. Further, the Company may not be successful in demonstrating the safety and efficacy of such products in human clinical trials. These trials may be costly and time-consuming. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Even if regulatory approval is secured, the Company's products under development may later produce adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. The Company may discontinue the development of any of its products under development at any time.

PATENTS AND TRADEMARKS; INTERFERENCE

     The Company's ability to commercialize any of its products under development will depend, in part, on the Company's or on the licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has been issued or for which Kos has applied relating to NIASPAN, ADVICOR and certain other of the Company's products under development are based on, among other things, the timed administration of NIASPAN. If the indications treated by NIASPAN, ADVICOR and such other products under development could be treated using drugs without such timed administration, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:

          o The patent applications licensed to or owned by Kos do not result in issued patents;

          o    Patent protection is not secured for any particular technology;

          o Any patents that have been or may be issued to Kos or the Company's licensors, including the patents covering the Company's NIASPAN product, are invalid or unenforceable; or

          o    Any patents fail to provide meaningful protection to Kos.

     In the United States, the Company has been issued 30 patents, filed for 49 additional patent applications, and has been licensed 1 patent and 1 patent application. In addition, the Company has been issued patents and patent applications filed in foreign jurisdictions.

     In general, the U.S. patents and patent applications owned by or licensed to Kos are method-of-use patents that cover the timed use of certain compounds to treat specified conditions. Composition-of-matter protection is not available for the active ingredient in NIASPAN, or either of the active ingredients in ADVICOR. The active ingredient in NIASPAN, niacin, is currently sold in the United States and other markets for lipid altering and for other uses. The additional active ingredient in ADVICOR, lovastatin, is also currently sold in the United States and other markets for lipid altering. Even in jurisdictions where the use of the active ingredients in NIASPAN and ADVICOR for lipid altering and other indications may be covered by the claims of a method-of-use patent owned by or licensed to Kos, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of NIASPAN or ADVICOR, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office has issued U.S. Patents numbers 6,129,930 and 6,080,428 to the Company with claims covering NIASPAN'S method-of-use consistent with its recommended once-a-day dosing regimen. On February 7, 1997, the Company entered into a cross-licensing agreement with a generic manufacturer pursuant to which the Company has agreed to resolve, as between themselves, the effects of a potential interference by granting licenses under the Company's respective patents. The Company has purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The

Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company's aerosol products under development may use a formulation covered by such European or U.S. patents. In such event, the Company would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company's development of products that are covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company's business.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. ("Barr") that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company's NIASPAN product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as NIASPAN, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York. The Company filed an Amended Complaint on March 11, 2002. In this lawsuit, the Company asserts that Barr has infringed two valid patents that cover the NIASPAN product and its once-a-day at night method of dosage. Under FDA law, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the Court resolves the suit. On March 25, 2002, Barr answered the Amended Complaint by denying that the two patents are valid and infringed, and seeking a declaratory judgment to that effect. Kos intends to vigorously pursue its rights in this litigation, although the outcome of the litigation can not yet be determined.

     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by Kos, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of the Company's products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of the Company's future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that the Company's patents or future patents fail to give Kos an exclusive position in the subject matter claimed by those patents, the Company will be adversely affected. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to the Company, if at all. Patent litigation is costly and time consuming, and the Company may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If the Company does not obtain a license under such patents, if it is found liable for infringement or if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

     The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company maintains a competitive technological position, by relying on trade secrets and unpatented know-how, such competitive technological position may be compromised if others independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide Kos with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products under development, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

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

GOVERNMENT REGULATION; NO ASSURANCES OF REGULATORY APPROVAL

     The Company's research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of the Company's products are subject to extensive regulation by the FDA and may in the future be subject to foreign regulations. The drug development and approval process takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Although the Company may consult the FDA for guidance in developing protocols for clinical trials, despite such consultation, the FDA may find the clinical trials inadequate or not well-controlled. They may also reject the results of those trials altogether. In addition, delays or rejections of applications for regulatory approval may result from changes in or additions to FDA regulations concerning the drug approval process. Similar delays may also be encountered in foreign countries. Thus, regulatory reviews may be untimely and regulatory approvals could be denied for products developed by the Company. Even if regulatory approval of a product is obtained, the approval will be limited as to the indicated uses for which it may be promoted or marketed. In addition, a marketed drug, its bulk chemical supplier, its manufacturer and its manufacturing facilities are subject to continual regulatory review and periodic inspections, and later discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on such products or manufacturers, which may require a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on Kos.

     The Division of Drug Marketing, Advertising, and Communication at the FDA issued a warning letter to Kos related to an advertisement the Company ran in a healthcare section of TIME magazine. The advertisement, which the Company intended to run only one time, was designed to increase awareness of the Company's NIASPAN product. In its warning letter, the FDA objected to the advertisement on the grounds that the advertisement failed to reflect a fair balance of the contraindications, warnings, precautions and side effects of the Company's NIASPAN product. The FDA also objected to the advertisement on the grounds that the advertisement overstated the efficacy of the NIASPAN product in light of its approved labeling. Subsequent to this event, the Company reached agreement with the FDA to remedy their objections by placing a new advertisement with content that adequately characterizes the risks and other safety implications for the product.

     The Company's business is also subject to regulation under state, federal and local laws, rules, regulations and policies relating to the protection of the environment and health and safety, including those governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials. The Company believes that it is in compliance in all material respects with all such laws, rules, regulations and policies applicable to Kos. However, non-compliance with such environmental and health and safety laws and regulations in the future would require Kos to incur significant costs to comply. The Company's research and development involves the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable state, federal and local regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, the Company could be held liable for any damages that result and any such liability could exceed its resources and materially adversely affect the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE; RISK OF SCALE-UP

     The Company currently manufactures the NIASPAN and ADVICOR products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both NIASPAN and ADVICOR. Although both products have been approved for manufacture in the Edison facility and are produced in substantial compliance with current good manufacturing practice regulations as required by the FDA for the manufacture of pharmaceutical products, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company's current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company's failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company's manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company's products, which may not be available on a timely basis, on commercially practicable terms, or at all.

DEPENDENCE ON SINGLE SOURCES OF SUPPLY

     Some materials used in the Company's products, including the active ingredients in NIASPAN and ADVICOR, are currently sourced from single qualified suppliers. The Company has not established arrangements with alternative suppliers for these ingredients, although the Company believes that it can obtain an alternative supply of lovastatin, one of the two active ingredients in ADVICOR, if necessary. Further, the Company does not have a contractual arrangement with Lonza Ltd., the Company's sole supplier of niacin, the active ingredient in NIASPAN and the other active ingredient in ADVICOR. Although the Company has maintained a business relationship with this supplier since 1993, and has not experienced difficulty to date in acquiring niacin, or other materials for product development, additional product validations and regulatory submissions would be required if supply interruptions were to occur in the future or if the Company had to obtain substitute materials. Similarly, the Company's source for lovastatin is relatively inexperienced as a supplier of such ingredient. Although the Company has maintained a business relationship with its lovastatin supplier since 1997, and this supplier is experienced as a supplier of other pharmaceutical grade active ingredients, this supplier may be unable to meet the Company's requirements for lovastatin on a sustained basis, at an acceptable quality standard, or at a commercially viable price. In such an event, the Company would be forced to obtain an alternative supplier of lovastatin. Any interruption of raw material supply, for any reason, in any of the required ingredients for the Company's products could have a material adverse effect on Kos' ability to manufacture its products or to obtain or maintain regulatory approval of such products.

RISK OF PRODUCT LIABILITY CLAIMS; NO ASSURANCE OF ADEQUATE INSURANCE

     Manufacturing, marketing, selling, and testing NIASPAN, ADVICOR, and the Company's products under development entails a risk of product liability. On August 8, 2001, Bayer AG, removed its statin product, Baycol, from the market because of multiple deaths attributed to a rare form of a muscle disorder called rhabdomyolysis. As a result of the removal of Baycol from the market, however, the side affects of statin products have been subject to increased scrutiny. Although the statin component of ADVICOR has been approved by the FDA and marketed for nearly 15 years and is a different drug compound than that which was used in Baycol, to the extent that patients who take ADVICOR develop serious adverse side affects, such as rhabdomyolysis, or associate the adverse events experienced by some Baycol patients with all other statin products, including the Company's ADVICOR product, it would have a material adverse effect on the Company's business. The Company could be subject to product liability claims in the event that its products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage the Company's reputation and impair the marketability of its products. While the Company currently maintains liability insurance, the Company may not be able to maintain such insurance at a commercially reasonable cost. If a successful claim were made against the Company, and the amount of insurance were inadequate to cover the costs of defending against or paying such a claim, or the damages payable by Kos, the Company would experience a material adverse effect on its business, financial condition, and results of operations and on the price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     The Company has granted certain registration rights to the Company's controlling shareholder, Mr. Jaharis, his spouse, and their transferees, and to Kos Investments, Inc. and Kos Holdings, Inc., which entitle such persons and entities to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 24,753,368 shares of the Company's Common Stock owned or controlled by such persons or entities or that could be acquired by such person or entities upon exercise or conversion of securities they currently hold. These registration rights generally would also permit the holders of such rights to include shares in any registration statement otherwise filed by Kos. By exercising these registration rights, these persons and entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by the Company's affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company's ability to raise additional capital.

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

      YEAR ENDED DECEMBER 31, 1998             HIGH          LOW
      ----------------------------             ----          ---

          First Quarter                    $   15.56     $    7.50
          Second Quarter                       13.94          8.38
          Third Quarter                        12.69          4.31
          Fourth Quarter                        8.00          3.50

      YEAR ENDED DECEMBER 31, 1999
      ----------------------------

          First Quarter                    $    7.00     $    4.00
          Second Quarter                        5.75          4.13
          Third Quarter                         7.75          4.38
          Fourth Quarter                        6.38          4.38

      YEAR ENDED DECEMBER 31, 2000
      ----------------------------

          First Quarter                    $   22.13     $    5.30
          Second Quarter                       18.56         10.00
          Third Quarter                        17.88         10.75
          Fourth Quarter                       25.13         13.63

      YEAR ENDED DECEMBER 31, 2001
      ----------------------------

          First Quarter                    $   21.13     $   14.31
          Second Quarter                       38.00         16.75
          Third Quarter                        40.69         23.45
          Fourth Quarter                       36.90         23.45


     The sale by the Company's controlling shareholder or members of the Company's management of shares of Common Stock, announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to the NIASPAN and ADVICOR products or to products under development by Kos or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of pharmaceutical and biotechnology products and economic and other external factors, as well as the trend of prescriptions for the NIASPAN product and the ADVICOR product after its launch and the period-to-period fluctuations in sales or other financial results, among other factors, may have a significant impact on the market price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

     Certain provisions of the Company's Articles of Incorporation and Bylaws generally permit removal of directors only for cause by a 60% vote of the shareholders, require a 60% vote of the shareholders to amend the Company's Articles of Incorporation and Bylaws, require a demand of at least 50% of the Company's shareholders to call a special meeting of shareholders, and prohibit shareholder actions by written consent. Certain of such provisions also allow the Board of Directors to authorize the issuance of Preferred Stock with rights superior to those of the Common Stock. Moreover, provisions of the Florida Business Corporation Act, to which the Company is subject, prohibit the voting of shares that are acquired in certain takeovers without the approval of the Board of Directors or the approval by a majority of the corporation's voting shares. Accordingly, the forgoing provisions could prevent the removal of the Company's current directors and management, or discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of Kos.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At December 31, 2001, the Company had $105 million of variable rate indebtedness bearing interest at the prime rate (4.75% at December 31, 2001).


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements and supplementary data required by this item can be found at the pages listed in the following index.

                                                                                 PAGE
                                                                                 ----
        FINANCIAL STATEMENTS:

        Report of Independent Certified Public Accountants .................      36

        Consolidated Balance Sheets at December 31, 2001 and 2000 ..........      37

        Consolidated Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999 ...............................      38

        Consolidated Statements of Shareholders' Deficit for
            the years ended December 31, 2001, 2000 and 1999 ...............      39

        Consolidated Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999 ...............................      40

        Notes to Consolidated Financial Statements .........................      41

        FINANCIAL STATEMENT SCHEDULE:*

        Report of Independent Certified Public Accountants on Schedule II ..      60

        Schedule II. Valuation and Qualifying Accounts .....................      61


----------

*All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the shareholders of Kos Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kos Pharmaceuticals, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Miami, Florida,
    February 7, 2002.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                            ---------------------------------
                                                                                 2001                2000
                                                                            -------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents .........................................      $  45,318,551       $   6,125,437
   Trade accounts receivable, net ....................................         12,441,002           9,602,734
   Inventories .......................................................          7,732,169           1,826,053
   Prepaid expenses and other current assets .........................          7,966,458           3,272,726
                                                                            -------------       -------------
       Total current assets ..........................................         73,458,180          20,826,950
Fixed Assets, net ....................................................          6,878,752           7,914,458
Goodwill, net ........................................................                 --             722,864
Other Assets .........................................................          2,603,871             184,051
                                                                            -------------       -------------

       Total assets ..................................................      $  82,940,803       $  29,648,323
                                                                            =============       =============

LIABILITIES AND SHAREHOLDERS'
  DEFICIT
Current Liabilities:
   Accounts payable ..................................................      $   4,697,354       $   3,012,861
   Accrued expenses ..................................................         24,856,426          15,353,719
   Advance payments from customers ...................................          6,691,192           4,322,460
   Current portion of notes payable to Shareholder ...................         10,000,000                  --
   Current portion of capital lease obligations ......................             53,253              49,145
                                                                            -------------       -------------
       Total current liabilities .....................................         46,298,225          22,738,185
                                                                            -------------       -------------

Notes Payable to Shareholder, net of current portion .................         95,000,000          72,000,000
Capital Lease Obligations, net of current portion ....................             81,899                  --

Commitments and Contingencies (Notes 1, 11 and 13)

Shareholders' Deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ...................................                 --                  --
   Common stock, $.01 par value, 50,000,000 shares authorized,
      20,492,371 and 19,947,061 shares issued and outstanding as of
      December 31, 2001 and 2000, respectively .......................            204,924             199,471
   Additional paid-in capital ........................................        214,895,089         209,641,721
   Restricted stock grant ............................................           (994,521)                 --
   Accumulated deficit ...............................................       (272,544,813)       (274,931,054)
                                                                            -------------       -------------
       Total shareholders' deficit ...................................        (58,439,321)        (65,089,862)
                                                                            -------------       -------------

       Total liabilities and shareholders' deficit ...................      $  82,940,803       $  29,648,323
                                                                            =============       =============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------------------
                                                                                  2001                2000                1999
                                                                             -------------       -------------       -------------
Revenues, net .........................................................      $  91,447,043       $  60,173,940       $  36,339,514
Cost of sales .........................................................          7,645,600           5,931,637           5,405,960
                                                                             -------------       -------------       -------------
                                                                                83,801,443          54,242,303          30,933,554
                                                                             -------------       -------------       -------------

Operating expenses:
   Research and development ...........................................         30,974,279          26,458,963          25,618,870
   Selling, general and administrative ................................         83,587,439          56,831,657          56,843,187
      Total operating expenses ........................................        114,561,718          83,290,620          82,462,057
                                                                             -------------       -------------       -------------

Loss from operations ..................................................        (30,760,275)        (29,048,317)        (51,528,503)
                                                                             -------------       -------------       -------------
Other:
   Interest income, net ...............................................            241,748             323,400             169,326
   Interest expense-related parties ...................................         (6,080,572)         (6,560,288)         (3,206,521)
   Other income .......................................................         38,985,340              20,183              13,471
                                                                             -------------       -------------       -------------
       Total other income (expense) ...................................         33,146,516          (6,216,705)         (3,023,724)
                                                                             -------------       -------------       -------------

       Net income (loss) ..............................................      $   2,386,241       $ (35,265,022)      $ (54,552,227)
                                                                             =============       =============       =============

Basic earnings (loss) per share of Common Stock .......................      $        0.12       $       (1.84)      $       (3.06)
Diluted earnings (loss) per share of Common Stock .....................      $        0.10       $       (1.84)      $       (3.06)

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
     Basic ............................................................         20,221,089          19,202,877          17,842,879
     Diluted ..........................................................         22,798,632          19,202,877          17,842,879



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                  ADDITIONAL
                                                     COMMON         PAID-IN       ACCUMULATED     RESTRICTED
                                                      STOCK         CAPITAL         DEFICIT       STOCK GRANT           TOTAL
                                                   ----------     -----------     -----------     ------------       -----------
BALANCE AT DECEMBER 31, 1998 ................  $     177,203    $ 184,598,845    $(185,113,805)    $          --     $    (337,757)

Common Stock granted to employees under
   Kos Savings Plan .........................          1,071          572,484               --                --           573,555
Issuance of Common Stock in connection with
   acquisition of assets of IEP Group, Inc. .            750          392,250               --                --           393,000
Issuance of Common Stock to employees under
   Stock Purchase Plan ......................            688          301,369               --                --           302,057
Stock options issued to non-employees .......             --          300,000               --                --           300,000
Exercise of stock options ...................            548          126,270               --                --           126,818
Net loss ....................................             --               --      (54,552,227)               --       (54,552,227)
                                               -------------    -------------    -------------     -------------     -------------

BALANCE AT DECEMBER 31, 1999 ................        180,260      186,291,218     (239,666,032)               --       (53,194,554)

Common Stock granted to employees under
   Kos Savings Plan .........................            390          535,884               --                --           536,274
Issuance of Common Stock to a third party ...         12,500       19,987,500               --                --        20,000,000
Issuance of Common Stock to employees under
   Stock Purchase Plan ......................          1,591          717,447               --                --           719,038
Exercise of stock options ...................          4,730        2,109,672               --                --         2,114,402
Net loss ....................................             --               --      (35,265,022)               --       (35,265,022)
                                               -------------    -------------    -------------     -------------     -------------

BALANCE AT DECEMBER 31, 2000 ................        199,471      209,641,721     (274,931,054)               --       (65,089,862)
Common Stock granted to employees under
   Kos Savings Plan .........................            245          586,627               --                --           586,872
Issuance of Common Stock to employees under
   Stock Purchase Plan ......................            795        1,149,941               --                --         1,150,736
Exercise of stock options ...................          3,746        2,319,443               --                --         2,323,189
Restricted stock grant ......................            667        1,197,357               --        (1,198,024)               --
Compensation expense on restricted Common
  Stock grant ...............................             --               --               --           203,503           203,503
Net income ..................................             --               --        2,386,241                --         2,386,241
                                               -------------    -------------    -------------     -------------     -------------

BALANCE AT DECEMBER 31, 2001 ................  $     204,924    $ 214,895,089    $(272,544,813)    $    (994,521)    $ (58,439,321)
                                               =============    =============    =============     =============     =============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                               2001               2000               1999
                                                                           ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) .................................................      $  2,386,241       $(35,265,022)      $(54,552,227)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Provision for doubtful accounts .................................            75,000             50,000            160,100
    Depreciation and amortization ...................................         3,489,113          3,254,338          3,010,462
    Provision for inventory obsolescence ............................         1,050,000            420,000            640,737
    Loss (Gain) from disposals of fixed assets ......................           140,560            (20,183)           (13,471)
    Common Stock issued to employees ................................           586,872            536,274            573,555
    Stock options issued to non-employees ...........................                --                 --            300,000
    Compensation expense on restricted stock grant ..................           203,503                 --                 --
    Changes in operating assets and liabilities:
      Trade accounts receivable .....................................        (2,913,268)        (2,675,762)        (5,119,921)
      Inventories ...................................................        (6,956,116)        (1,160,204)          (414,030)
      Prepaid expenses and other current assets .....................        (4,693,732)          (662,314)        (1,284,723)
      Other assets ..................................................           178,150           (168,728)             1,424
      Accounts payable ..............................................         1,684,493            192,021         (1,512,163)
      Accrued expenses ..............................................         9,502,707          2,903,684          4,254,449
    Advance payments from customers .................................         2,368,732          2,342,460          1,980,000
                                                                           ------------       ------------       ------------
       Net cash provided by (used in) operating activities ..........         7,102,255        (30,253,436)       (51,975,808)
                                                                           ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of assets of IEP Group, Inc. ..........................                --                 --           (700,000)
  Capital expenditures and deposits on fixed assets to be acquired ..        (4,302,309)          (638,252)        (1,117,637)
                                                                           ------------       ------------       ------------
       Net cash used in investing activities ........................        (4,302,309)          (638,252)        (1,817,637)
                                                                           ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock to employees under
      Stock Purchase Plan ...........................................         1,150,736            719,038            302,057
  Net proceeds from issuance of Common Stock to a third party .......                --         20,000,000                 --
  Net proceeds from exercise of stock options .......................         2,323,189          2,114,402            126,818
  Borrowings under Notes Payable to Shareholder .....................        33,000,000         30,000,000         53,000,000
  Payments of Note Payable to Shareholder ...........................                --        (20,000,000)                --
  Payments under capital lease obligations ..........................           (80,757)          (152,641)          (177,745)
                                                                           ------------       ------------       ------------
       Net cash provided by financing activities ....................        36,393,168         32,680,799         53,251,130
                                                                           ------------       ------------       ------------

          Net increase (decrease) in cash and cash equivalents ......        39,193,114          1,789,111           (542,315)

Cash and Cash Equivalents, beginning of period ......................         6,125,437          4,336,326          4,878,641
                                                                           ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................      $ 45,318,551       $  6,125,437       $  4,336,326
                                                                           ============       ============       ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid .....................................................      $  6,050,458       $  6,524,688       $  3,309,299
Supplemental Disclosure of Non-cash Information:
  Acquisition of equipment under capital lease obligations ..........      $    166,764       $         --       $         --

  Common Stock issued in connection with acquisition of assets
    of IEP Group, Inc. ..............................................      $         --       $         --       $    393,000






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

     Kos Pharmaceuticals, Inc. ("Kos" or the "Company") develops prescription pharmaceutical products principally for the cardiovascular and respiratory markets.

      On July 28, 1997, the Company received clearance from the U.S. Food and Drug Administration ("FDA") to market NIASPAN for the treatment of mixed lipid disorders, a condition in which a patient is observed to have several abnormalities in the levels of the fatlike substances, called lipids, that contribute to heart disease. NIASPAN is the only once-a-day and the first extended-release formulation of any type of product with niacin as the active ingredient ever approved by the FDA for the treatment of mixed lipid disorders. NIASPAN is indicated for the following: (i) reduce elevated total cholesterol, low-density lipoprotein cholesterol, commonly referred to as LDL or "bad cholesterol," and apolipoprotein B, another lipid particle, and increase low high-density lipoprotein cholesterol, commonly referred to as HDL or "good cholesterol;" (ii) reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-binding resin, which is a different class of drugs that reduces bad cholesterol; (iv) reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (v) promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. Additionally, NIASPAN'S prescribing information references its ability to significantly reduce lipoprotein (a), which is referred to as the "very bad cholesterol" and is an independent risk factor for coronary heart disease.

      The Company is currently developing several other products in solid-dose and inhaled dosage forms. On January 28, 2002, the Company launched ADVICOR, a new solid-dose drug containing NIASPAN and lovastatin, which is a currently marketed cholesterol-lowering drug, that will be used to treat mixed lipid disorders. The Company believes that a once-a-night tablet with the combined complementary properties of its NIASPAN product and lovastatin represents an effective method for treating patients with mixed lipid disorders. The Company received approval from the FDA to market ADVICOR on December 17, 2001, and began shipments to customers in January 2002.

      The Company expects to incur additional losses in the near-term due primarily to its sales and marketing efforts associated with NIASPAN and ADVICOR, and to its research and development activities in connection with its products under development. No assurance can be given that the Company's products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, future capital needs and uncertainty of additional funding, including its ability to meet all of the conditions necessary to obtain funding under its credit facilities with Michael Jaharis; uncertainties related to the protection afforded by the Company's patents and patent applications; uncertainties related to patents and trademarks, including interference and risk of infringement; uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, dependence on single sources of supply, and no assurances of adequate third party reimbursement. The likelihood of the success of the Company also must be considered in light of the uncertainty caused by problems, expenses, complications and delays frequently encountered in connection with the development of new business ventures.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The consolidated financial statements include the results of the Company and its subsidiary, Aeropharm Technology, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management in the preparation of the accompanying financial statements include the allowance for doubtful accounts; reserves for inventory obsolescence, product returns, chargebacks, rebates and discounts; estimation of customer inventory levels; and valuation allowance on deferred income taxes. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Components of inventory cost include raw materials, labor, and manufacturing overhead. The Company considers factors such as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf life, and current market conditions to determine whether inventories are stated at the lower of cost or market.

      LONG-LIVED ASSETS

      The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

      The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2001 or 2000.

      GOODWILL

      Goodwill consists of the excess of cost over the fair value of the net assets acquired. The Company amortizes goodwill on a straight-line basis over ten years.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      As of December 31, 2001 and 2000, the carrying amount of cash and cash equivalents, trade accounts receivable, and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of notes payable to shareholder is determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

      CONCENTRATION OF CREDIT RISK

      The Company maintains its cash and cash equivalents with a major financial institution. The Company performs periodic evaluations of the relative credit standing of this institution to limit its credit risk exposure.

      The Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing chains. Accordingly, 83% of the trade accounts receivable before allowances at December 31, 2001, were represented by five of these customers. The Company performs periodic evaluations of the financial condition of all customers to limit its credit risk exposure, but does not obtain collateral. The Company has no significant off-balance-sheet concentrations of credit risk.

      REVENUE RECOGNITION

      Sales and the related cost of sales are recognized at the time product is shipped. The Company's largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net sales consist of gross sales to the Company's customers less provisions for expected rebates and chargebacks, discounts, and returns to customers and to managed care organizations with whom the Company has contracts. These provisions totaled $19,542,000, $13,149,000 and $6,626,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Included in "Accrued expenses" in the accompanying consolidated balance sheets are $5,171,000 and $5,328,000, at December 31, 2001 and 2000, respectively, related to these provisions.

      ADVANCE PAYMENTS FROM CUSTOMERS

      The Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of the NIASPAN product are present throughout the product distribution channel. If such inventory levels are identified, the Company's policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. During the second half of 2001 and 2000, certain of the Company's customers purchased abnormally high levels of the NIASPAN product. As a result, as of December 31, 2001 and 2000, the level of the NIASPAN product warehoused by these customers was well above normal levels. Accordingly, the Company did not recognize $8.7 million in gross revenues (or $7.0 million in net revenues) and related expenses associated with 2001 product shipments, and of $4.8 million in gross revenues (or $3.8 million in net revenues) and related expenses associated with 2000 product shipments.

      Included in "Advance payments from customers" in the accompanying consolidated balance sheets are $6,691,000 and $4,322,000, as of December 31, 2001 and 2000, respectively, representing payments received on NIASPAN product shipments for which revenue has not been recognized.

      CO-PROMOTION AND STRATEGIC ALLIANCE ARRANGEMENT

      During 1999, the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company ("Knoll"), for the promotion and marketing of Knoll's MAVIK and TARKA products (MAVIK(R) and TARKA(R) are registered trademarks of Abbott Laboratories) within the United States (the "Knoll Agreement"). Under the terms of the Knoll Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. The Company recorded $7.2 million, $5.0 million and $2.7 million of co-promotion revenue as a result of the Knoll Agreement for the years ended December 31, 2001, 2000 and 1999, respectively. On March 2, 2001, Abbott Laboratories ("Abbott") announced that it had finalized its acquisition of BASF's pharmaceutical business, which included the global operations of Knoll. The Company and Abbott agreed to terminate the Knoll Agreement effective January 1, 2002.

      The Company entered into an agreement, effective May 3, 2000, with DuPont Pharmaceuticals Company ("DuPont") to form a strategic alliance for the purpose of co-promoting the Company's ADVICOR product in the United States and Canada (the "DuPont Agreement"). Under the terms of the DuPont Agreement, the Company and DuPont would have shared in the future development and commercialization of the ADVICOR product. Specifically, DuPont had agreed (i) to make equity investments in the Company up to $30 million through the date of FDA approval of the ADVICOR product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the ADVICOR product; (iii) to fund up to $32.5 million for future clinical development of the ADVICOR product; and (iv) to share equally in the costs associated with promoting the ADVICOR product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company's Common Stock. On June 7, 2001, DuPont's parent company, E.I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company ("BMS") and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos $45 million (the "BMS Payment"). The BMS Payment, offset by approximately $6 million of promotional expenses due to Kos by BMS at the time of termination, was recorded as "Other Income" in the accompanying consolidated statements of operations for the year ended December 31, 2001.

      FIXED ASSETS

      Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease terms as follows:

                                                                    YEARS
                                                                    -----

      Furniture and equipment...............................         3-7
      Computer software and hardware........................         3-5
      Laboratory and manufacturing equipment................         3-5
      Leasehold improvements................................   Lives of leases

      RESEARCH AND DEVELOPMENT EXPENSES

      All research and development expenses are reflected in the Company's consolidated statements of operations as incurred.

      ADVERTISING EXPENSE

      The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded $6,781,000, $1,075,000 and $1,508,000 in advertising expense for the years ended December 31, 2001, 2000 and 1999, respectively.

      NET INCOME (LOSS) PER SHARE

      Basic income (loss) per share is determined by dividing the Company's net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share also includes dilutive Common Stock equivalents outstanding after applying the "treasury stock" method. A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                          2001          2000          1999
                                                       ----------    ----------    ----------
      Basic weighted average number of
         shares outstanding .......................    20,221,089    19,202,877    17,842,879
      Effect of dilutive securities - stock options     2,577,543            --            --
                                                       ----------    ----------    ----------
            Diluted weighted average number of
            shares outstanding ....................    22,798,632    19,202,877    17,842,879
                                                       ==========    ==========    ==========


      The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding as they are antidilutive:

                                                            DECEMBER 31,
                                                --------------------------------------
                                                    2001          2000         1999
                                                ----------    ----------    ---------
      Stock options outstanding ............            --     4,360,587    3,077,840
      Convertible debt ($50 million at $4.91
         per share - See Note 8) ...........    10,183,299    10,183,299    6,517,312
      Non-detachable warrants (at $5.00
         per share - See Note 8) ...........     6,000,000     2,400,000           --
                                                ----------    ----------    ---------
            Total ..........................    16,183,299    16,943,886    9,595,152
                                                ==========    ==========    =========

      INCOME TAXES

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of December 31, 2001, the Company had available approximately $214 million of net operating loss carryforwards that expire between 2011 and 2020.

      The composition of the net deferred tax assets is as follows:

                                                      DECEMBER 31,
                                              -----------------------------
                                                 2001             2000
                                              ------------     ------------

      Tax net operating loss carryforwards    $ 82,692,275     $ 84,500,294
      Reserves and accruals ..............       3,442,524        3,559,824
      Intangible assets ..................       1,433,118        1,286,948
      Property and equipment, principally
         due to depreciation .............         345,533           34,595
      Other ..............................       2,676,480        1,668,470
                                              ------------     ------------
                                                90,589,930       91,050,131
      Valuation allowance ................     (90,589,930)     (91,050,131)
                                              ------------     ------------
                                              $         --     $         --
                                              ============     ============

      Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved.

      There was no provision for income taxes for the years ended December 31, 2001, 2000 and 1999. A reconciliation between the statutory federal income tax expense and the income tax expense at the Company's effective rate for the years ended December 31, 2001 and 2000 is set forth below:

                                                          DECEMBER 31,
                                                     ------------------------
                                                        2001           2000
                                                     ---------   ------------

      Computed expected income tax expense based on
         statutory federal income tax rate ........  $ 835,184.  $(12,342,758)
      State income taxes, net of federal benefit ..     85,905     (1,269,541)
      Non deductible expenses .....................    434,417        417,972
      Employee stock options exercised ............   (895,305)      (814,335)
      Change in valuation allowance ...............   (460,201)    14,091,726
      Other .......................................         --        (83,065)
                                                     ---------   ------------

           Provision for income taxes .............  $      --   $         --
                                                     =========   ============

      REPORTING OF COMPREHENSIVE INCOME OR LOSS

      Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders' equity, such as certain unrealized gain or loss items. The Company's reported loss equals comprehensive loss for all periods presented.

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

      In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF Issue No. 00-14"), which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Company adopted the provisions of EITF Issue No. 00-14 during the year ended December 31, 2000. The adoption of EITF Issue No. 00-14 did not have a material impact on Kos' financial condition or results of operations.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". As established by SFAS 141, all business combinations are to be accounted for under the purchase method. SFAS 141 was effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

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

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

3.    TRADE ACCOUNTS RECEIVABLE, NET

      Trade accounts receivable consist of the following:

                                                     DECEMBER 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------     -----------

      Trade accounts receivable ..........    $ 12,635,194     $ 9,802,802
      Less allowance for doubtful accounts        (194,192)       (200,068)
                                              ------------     -----------
         Trade accounts receivable, net ..    $ 12,441,002     $ 9,602,734
                                              ============     ===========

4.    INVENTORIES

      Inventories consist of the following:

                                                      DECEMBER 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------

      Raw materials .........................    $  936,356    $  257,326
      Work in process .......................     2,499,440       446,834
      Finished goods ........................     4,296,373     1,121,893
                                                 ----------    ----------
      Total inventories .....................    $7,732,169    $1,826,053
                                                 ==========    ==========


5.    FIXED ASSETS, NET

      Fixed assets consist of the following:

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                     2001             2000
                                                                ------------     ------------
          Furniture and equipment ............................  $  1,531,102     $  1,569,248
          Computer software and hardware .....................     3,019,103        2,910,888
          Laboratory and manufacturing equipment .............     8,616,639        8,552,550
          Leasehold improvements .............................     5,358,062        5,384,910
                                                                ------------     ------------
            Fixed assets, gross ..............................    18,524,906       18,417,596
          Less accumulated depreciation and amortization .....   (11,646,154)     (10,503,138)
                                                                ------------     ------------
            Fixed assets, net ................................  $  6,878,752     $  7,914,458
                                                                ============     ============

      The Company recorded depreciation and amortization expense of $3,409,113, $3,174,338, and $3,010,462 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.    GOODWILL

      In late 1999, the Company acquired, for total consideration of $1.1 million, substantially all of the assets and intellectual property of IEP Group, Inc. (the "IEP Acquisition"). In connection with this transaction, the Company recorded goodwill of $803,000 representing the excess of the cost of the assets acquired over their estimated fair value. The pre-acquisition results of IEP were not material to the Company's results of operations. During the fourth quarter of 2001, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company recorded a goodwill impairment loss of $643,000, based on its determination of fair-value of such goodwill. Prior to recording such impairment loss, the Company had recognized amortization expense of $80,000, for each of the years ended December 31, 2001 and 2000.

7.    ACCRUED EXPENSES

      The components of accrued expenses are as follows:

                                                         DECEMBER 31,
                                                  --------------------------
                                                      2001           2000
                                                  -----------    -----------

      Employee commissions and bonuses .......    $ 4,086,003    $ 2,316,758
      Managed care rebates and chargebacks ...      4,018,897      4,602,574
      Expenses due under copromotion agreement      3,600,000        378,427
      Clinical studies .......................      2,199,250      1,740,900
      Royalties ..............................      1,858,563        644,382
      Employee vacations .....................      1,401,836      1,143,592
      All other ..............................      7,691,877      4,527,086
                                                  -----------    -----------
        Total accrued expenses ...............    $24,856,426    $15,353,719
                                                  ===========    ===========


8.    NOTES PAYABLE TO SHAREHOLDER

      On July 1, 1998, the Company entered into a $30-million credit facility (the "Credit Facility") with Michael Jaharis, the Company's Chairman and its principal shareholder. On June 9, 2000, in order to reduce interest costs, the Company utilized the proceeds of the $20-million equity contribution from DuPont to pay-off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis' other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. Borrowings under the Credit Facility, which totaled $10 million at December 31, 2001, bear interest at the prime rate (4.75% as of December 31, 2001), and are due December 31, 2002.

      On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the "Supplemental Credit Facility"). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis' wife. With this promissory note replacement, all of Mr. Jaharis' existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of December 31, 2001, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company's Common Stock, and will be due December 31, 2003.

      On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the "Standby Facility"). Borrowings made under the Standby Facility totaled $45 million as of December 31, 2001, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company's Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company's Common Stock at $5.00 per share, which approximates the market value of the Company's Common Stock on the effective date of this Standby Facility. The warrants are exercisable at any time until June 30, 2006.

      The Company recorded $6,081,000, $6,560,000 and $3,207,000 of interest expense for the years ended December 31, 2001, 2000 and 1999, respectively, related to its credit facilities with Mr. Jaharis.

9.    MAJOR CUSTOMERS

      Sales to customers that were at least 10% of the Company's gross sales are as follows:

                                                 DECEMBER 31,
                                    -----------------------------------------
                                        2001           2000           1999
                                    -----------    -----------    -----------

      Customer A ...............    $30,014,553    $13,113,597    $ 7,781,733
      Customer B ...............     24,230,472     17,611,515     12,376,801
      Customer C ...............     17,635,530      6,693,483      7,233,560
                                    -----------    -----------    -----------
          Total ................    $71,880,555    $37,418,595    $27,392,094
                                    ===========    ===========    ===========

10.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table summarizes selected quarterly financial data of the Company for the year ended December 31, 2001 and 2000 (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                              FIRST           SECOND           THIRD          FOURTH           FULL
                                             QUARTER         QUARTER          QUARTER        QUARTER           YEAR
                                            -----------    -------------    ------------    -----------    -------------
      2001

      Revenues, net                          $ 14,383        $ 21,891        $ 25,877        $ 29,296         $  91,447
      Cost of sales                             1,411           1,991           1,955           2,288             7,645
      Operating expenses                       21,472          27,953          31,622          33,514           114,561
      Loss from operations                     (8,500)         (8,053)         (7,700)         (6,507)          (30,760)
      Net income (loss)                       (10,012)         (9,596)         (9,197)         31,191*            2,386
      Basic income (loss) per share          $  (0.50)       $  (0.48)       $  (0.45)       $   1.53         $    0.12
      Diluted income (loss) per share           (0.50)          (0.48)          (0.45)           0.82              0.10
      Market prices per common
        share:
           High                              $  21.13        $  38.00        $  40.69        $  36.90         $   40.69
           Low                               $  14.31        $  16.75        $  23.45        $  23.45         $   14.31

      2000

      Revenues, net                          $ 13,366        $ 10,159        $ 16,559        $ 20,090         $  60,174
      Cost of sales                             1,561           1,131           1,407           1,833             5,932
      Operating expenses                       21,679          19,627          21,080          20,905            83,291
      Loss from operations                     (9,874)        (10,599)         (5,928)         (2,647)          (29,048)
      Net loss                                (11,206)        (12,270)         (7,510)         (4,279)          (35,265)
      Basic and diluted loss per share       $  (0.62)       $  (0.65)       $  (0.38)       $  (0.19)        $   (1.84)
      Market prices per common
        share:
           High                              $  22.13        $  18.56        $  17.88        $  25.13         $   25.13
           Low                               $   5.30        $  10.00        $  10.75        $  13.63         $    5.30


---------

*Includes the effect of the BMS Payment, as more fully discussed in Note 2.

11.   COMMITMENTS AND CONTINGENCIES

      LETTER OF CREDIT FACILITY

      The Company is subject to the terms of a $3-million letter of credit facility with a bank (the "Letter of Credit Facility"). Under the terms of the Letter of Credit Facility, letters of credit outstanding must not exceed 90% of the Company's cash balance kept at such bank. As of December 31, 2001 and 2000, letters of credit outstanding totaled $1,460,000 and $1,551,000, respectively.

      PURCHASE COMMITMENTS

      During the normal course of its business, the Company enters into short term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 2001, the Company had open purchase commitments totaling $5,070,000.

      EMPLOYMENT AND ROYALTY AGREEMENTS

      As of December 31, 2001, the Company had employment and/or royalty agreements with four of its officers, including a deferred compensation agreement with one of its officers providing for annual payments of not less than $400,000 per year for life upon the officer's retirement. The liability under this deferred compensation agreement is being accrued over the officer's remaining periods of employment so that, on the date of the officer's retirement, the then-present value of the annual payments will have been accrued. Salary and benefits expense recorded under the employment agreements totaled $1,326,000, $749,000 and $698,000, during the years ended December 31, 2001, 2000 and 1999, respectively.

      The royalty agreements entitle two of these officers to royalties on sales of the Company's products, the aggregate amounts of which may not exceed $5,500,000. Royalty expense from these agreements during the years ended December 31, 2001, 2000 and 1999 was $842,000, $551,000 and $336,000,
respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

      Future minimum payments under the employment agreements are as follows:

     YEAR ENDING DECEMBER 31,                                      AMOUNT
     ------------------------                                      ------

     2002................................................     $    985,000
     2003................................................          860,000
     2004................................................          675,000
     2005................................................          675,000
     2006................................................          487,500
     Thereafter..........................................          300,000
                                                            ---------------
        Total............................................      $ 3,982,500
                                                            ===============

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

      LEASE COMMITMENTS

      The Company has various operating leases that expire through 2006 for the rental of office space, laboratory facilities, and vehicles. Future minimum commitments under these agreements are as follows:

     YEAR ENDING DECEMBER 31,                                     AMOUNT
     ------------------------                                     ------

     2002.................................................      $ 3,233,000
     2003.................................................        2,835,000
     2004.................................................        1,948,000
     2005.................................................          576,000
     2006.................................................          291,000
                                                            ---------------
        Total.............................................      $ 8,883,000
                                                            ===============

      As of December 31, 2001 and 2000, standby letters of credit of $1,232,000 were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

      Rent and other expenses incurred under the operating leases were $4,234,000, $3,655,000 and $3,494,000, during the years ended December 31, 2001,
2000 and 1999, respectively.

   LICENSING AGREEMENTS

     The Company has certain license agreements (the "License Agreements") with third parties (the "Licensees") for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure exclusive rights to develop, manufacture, sell and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $275,000, $250,000 and $135,000, for the years ended December 31, 2001, 2000 and 1999, respectively, and is reflected in "Research and development" in the accompanying consolidated statements of operations.

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

     YEAR ENDING DECEMBER 31,                                AMOUNT
     ------------------------                                ------

     2002...........................................     $    155,000
     2003...........................................          180,000
     2004...........................................          275,000
     2005...........................................           75,000
     2006...........................................           75,000
     Thereafter.....................................          150,000
                                                       ---------------
        Total.......................................      $   910,000
                                                       ===============


      On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company initially recognized $3,000,000 as a licensing expense for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of NIASPAN subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. The Company recorded $2,500,000, $2,500,000 and $1,682,000, of royalty expense from this agreement for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statements of operations. The Company has purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

      SPONSORED RESEARCH

      The Company has on-going research agreements with various universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the sponsored research agreements are as follows:

     YEAR ENDING DECEMBER 31,                                   AMOUNT
     ------------------------                                   ------

     2002................................................   $    901,000
     2003................................................        410,000
                                                          ---------------
        Total............................................    $ 1,311,000
                                                          ===============


      The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company's sponsored research programs totaled approximately $536,000, $381,000 and $408,000, during the years ended December 31, 2001, 2000 and 1999, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

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

      Expenses recorded under these and other development agreements totaled approximately $68,000, $193,000 and $380,000, during the years ended December 31, 2001, 2000 and 1999, respectively, and are reflected in "Research and development" in the accompanying consolidated statements of operations.

      CONTRACT SALES ORGANIZATION

      On December 17, 2001, the Company entered into an agreement with a contract sales organization (the "CSO"), whereby the CSO will provide the Company with an approximately 150-person field sales organization for a two-year term beginning on January 1, 2002 (the "Contract Sales Force Agreement"). The Contract Sales Force Agreement will complement the Company's existing sales force. Under the terms of the Contract Sales Force Agreement, the Company will pay the CSO a royalty based on net sales of the Company's NIASPAN and ADVICOR products during a five-year period beginning January 1, 2002. The royalty amounts payable to the CSO are subject to a cumulative minimum of $45 million over the term of the Contract Sales Force Agreement, not to exceed $75 million over such contract term.

      Further, in 2002, the Company also granted the CSO warrants to purchase 150,000 shares of the Company's Common Stock at $32.79 per share, which approximates the market value of the Company's Common Stock on the effective date of the Contract Sales Force Agreement. The warrants will vest equally over the two-year period during which the CSO will provide services to the Company. In accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the compensation cost associated with this warrant grant will initially be measured at date of issuance using the Black Scholes pricing model. The compensation cost will be re-measured subsequently, each reporting period, using the then applicable valuation assumptions, for increases or decreases in the quoted market value of the shares of the Company's Common Stock, until the last measurement date occurs (December 31, 2003). The compensation cost, as determined above, will be recognized by the Company as these warrants vest.

      EMPLOYEE BENEFIT PLANS

      The Company's Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each full-time employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15% of the employee's compensation for the year. Beginning in 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company's matching contribution to the Kos Savings Plan is made in the form of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee's 401(k) contribution, and not to exceed 3% of such employee's compensation or $5,000 per employee for any given year. An employee is always 100% vested in the employee's elective deferral contributions to the Kos Savings Plan and is vested up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $587,000, $536,000 and $574,000, in expenses related to its match of employee contributions to the Kos Savings Plan for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

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

   STOCK OPTION PLAN

      During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the "Plan"). As of December 31, 2001, a maximum of 7,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

      Each outside director of the Company is granted an option to purchase 15,000 shares of Common Stock upon election to the Board, receives options to purchase 20,000 shares effective on each director's anniversary date and 5,000 shares effective on the date of the Company's Annual Shareholders' Meeting. The exercise price of such options is the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") using the Black Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FIN 44, which allows grantors to account for options to outside directors under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). Assumptions for the calculation of charges associated with SFAS 123 include:


                                                       RISK-FREE                             EXPECTED
                 GRANT               VOLATILITY         INTEREST          EXPECTED         TERM (YEARS)
                  DATE                  RATE              RATE           DIVIDENDS
          ---------------------    ---------------    -------------     -------------    -----------------
                  1999                   60.0              5.03              --                 5
                  2000                   72.5              6.28              --                 5
                  2001                   70.0              4.11              --                 5


     As of December 31, 2001, the Company had outstanding options to purchase 4,701,882 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the implementation of the Plan. Detail of option activity is as follows:


                                                                                              EXERCISE PRICES
                                                                                   -----------------------------------
                                                                NUMBER OF                                  WEIGHTED
                                                                   SHARES                 RANGE             AVERAGE
                                                             -----------------     -------------------   -------------
         Outstanding, December 31, 1998...........               2,857,215          0.60   -  27.25             5.93
         Granted..................................                 670,000          4.28   -   7.25             5.39
         Exercised................................                 (56,375)         0.75   -   5.06             2.21
         Canceled.................................                (393,000)         5.06   -  11.16             6.78
                                                               ------------

         Outstanding, December 31, 1999...........               3,077,840          0.60   -  27.25             5.76
         Granted..................................               1,959,975          8.47   -  22.22            15.97
         Exercised................................                (472,968)         0.75   -  11.16             4.47
         Canceled.................................                (204,260)         5.06   -  19.88             7.26
                                                               ------------

         Outstanding, December 31, 2000...........               4,360,587          0.60   -  27.25            10.23
         Granted..................................               1,000,200         15.75   -  36.50            20.27
         Exercised................................                (374,672)         4.88   -  19.88             6.21
         Canceled.................................                (284,233)         4.88   -  32.58            14.54
                                                               ------------
          Outstanding, December 31, 2001...........              4,701,882
                                                               ===========


                                      OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
         ------------------------------------------------------------------------------- ------------------------------
                                        NUMBER              WEIGHTED         WEIGHTED        NUMBER         WEIGHTED
                                     OUTSTANDING            AVERAGE          AVERAGE       EXERCISABLE      AVERAGE
                 RANGE OF            DECEMBER 31,          REMAINING         EXERCISE     DECEMBER 31,      EXERCISE
             EXERCISE PRICES             2001           CONTRACTUAL LIFE      PRICE           2001           PRICE
         ------------------------- -----------------   ------------------- ------------- ---------------- -------------
                  $0.60                  300,000           4.5 years          $0.60          300,000         $0.60
               4.28 to 6.24            1,014,973           6.5 years           5.18          741,746          5.10
               6.59 to 8.47              432,167           5.1 years           7.06          422,792          7.05
               9.94 to 14.81           1,126,040           7.4 years          12.44          482,995         11.88
              15.00 to 20.69           1,520,852           8.9 years          17.94          233,905         18.48
              24.68 to 36.50             307,850           9.3 YEARS          28.11           23,000         25.02
                                       ---------           ---------          -----        ---------         -----
                                       4,701,882           7.4 years         $12.43        2,204,438         $7.97
                                       =========           =========         ======        =========         =====

      At December 31, 2001, 819,108 shares remain reserved for issuance under the Plan, and options to purchase 2,204,438 shares of Common Stock were exercisable, including options granted outside the Plan.

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

      Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the "Pro Forma" amounts shown in the following table:


                                                     FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                              2001                   2000                  1999
                                        -----------------    ------------------    ------------------
      Net income (loss):
          As reported                    $    2,386,243        $  (35,265,022)       $  (54,552,227)
          Pro forma                          (5,464,122)          (39,425,660)          (57,537,053)

      Net income (loss) per share:
          As reported:
             Basic                       $         0.12        $        (1.84)       $        (3.06)
             Diluted                               0.10                 (1.84)                (3.06)
          Pro forma:
             Basic                       $        (0.27)                (2.05)                (3.22)
             Diluted                              (0.27)                (2.05)                (3.22)


      RESTRICTED COMMON STOCK GRANT

      On April 26, 2001, the Company entered into an employment agreement with one of its officers (the "April Employment Agreement"). Under the terms of the April Employment Agreement, the Company made a restricted grant to the officer of 66,668 shares of Common Stock, valued at approximately $1,200,000, or $17.97 per share (the fair market of the Common Stock on the effective date of the agreement). The restricted stock grant vests 25% on each anniversary date of the April Employment Agreement. The Company recorded $203,000 of compensation expense related to the April Employment Agreement for the year ended December 31, 2001, and is included in "Selling, general and administrative" in the accompanying consolidated statements of operations.

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

14.   SUBSEQUENT EVENT

      On January 15, 2002, the Company utilized $10 million and $15 million of the BMS Payment to paydown its outstanding indebtedness under the Credit Facility and the Standby Facility, respectively. As such, total borrowings outstanding under the Company's credit facilities with Mr. Jaharis totaled $80 million as of January 15, 2002.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders of Kos Pharmaceuticals, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 7, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 7, 2002.

                    KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)





                                                            BALANCE AT        CHARGED TO                         BALANCE AT
                                                           BEGINNING OF        COSTS AND                             END
                     DESCRIPTION                              PERIOD           EXPENSES         DEDUCTIONS        OF PERIOD
------------------------------------------------------     --------------    --------------    -------------    --------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Fiscal year ended December 31, 1999...............             $  100           $  160             $  22           $  238
Fiscal year ended December 31, 2000...............                238               50                88              200
Fiscal year ended December 31, 2001...............                200               75               119              194




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


      On March 6, 2002, the Audit Committee of the Board of Directors decided to no longer engage Arthur Andersen LLP as the Company's independent certified public accountants. The Company previously disclosed this change in its Certifying Accountant in filings on Form 8-K and in the Company's definitive proxy statement, which filings occurred on March 12 and March 19, 2002, respectively.

                                    PART III

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 19, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       The Financial Statements filed as part of this report are
                  listed separately in the index to Financial Statements beginning on page 32 of this report.

         2. The following Financial Statement Schedules are filed herewith:

         SCHEDULE                        DESCRIPTION
         --------                        -----------

         II               Valuation and Qualifying Accounts
                          for the Year Ended December 31,
                          2001.

         3.       The following exhibits are filed herewith:

          EXHIBIT
          NUMBER                                   EXHIBIT DESCRIPTION
          ---------                                -------------------

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

            10.19(6) Promissory Note dated December 21, 1999, in favor of Michael Jaharis.

            10.20(6)         Non-Detachable Common Stock Purchase Warrant.

            10.21(7)+        Copromotion and Future Development Agreement dated
                             May 3, 2000, between the Company and DuPont
                             Pharmaceuticals Company.

            10.22(7) Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

            10.23(8) Employment Agreement dated April 26, 2001, between the Company and Adrian Adams.

            10.24 Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

            10.25+ Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

            10.26+ Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

            10.27 Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

            21(1)            Subsidiaries of the Company.

            23               Consent of Arthur Andersen LLP.

            24 Powers of Attorney (included on signature page hereto).

            99 Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP.

------------------



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

            (8) Filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company's three-month period ended September 30, 2001, and incorporated herein by reference.

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

                                    KOS PHARMACEUTICALS, INC.

                                    By:   /s/ ADRIAN ADAMS
                                          -----------------------------------
                                          Adrian Adams
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adrian Adams and Juan F. Rodriguez and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, any lawfully do or cause to be done by virtue hereof.

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

                  SIGNATURE                                   TITLE                              DATE
                  ---------                                   -----                              ----

/s/ MICHAEL JAHARIS                                  Chairman Emeritus of the Board              March 29, 2002
--------------------------------------------         of Directors
Michael Jaharis

/s/ DANIEL M. BELL                                   Chairman of the Board                       March 29, 2002
--------------------------------------------         of Directors
Daniel M. Bell

/s/ ROBERT E. BALDINI                                Vice Chairman of the Board                  March 29, 2002
--------------------------------------------
Robert E. Baldini

/s/ ADRIAN ADAMS                                     President, Chief Executive                  March 29, 2002
--------------------------------------------         Officer, and Director
Adrian Adams                                         (Principal Executive Officer)

/s/ CHRISTOPHER P. KIRITSY                           Senior Vice President, Chief                March 29, 2002
--------------------------------------------         Financial Officer
Christopher P. Kiritsy                               (Principal Financial Officer)

/s/ JUAN F. RODRIGUEZ                                Vice President, Controller                  March 29, 2002
--------------------------------------------         (Principal Accounting Officer)
Juan F. Rodriguez

/s/ JOHN BRADEMAS                                    Director                                    March 29, 2002
--------------------------------------------
John Brademas

/s/ STEVEN JAHARIS                                   Director                                    March 29, 2002
--------------------------------------------
Steven Jaharis

/s/ LOUIS C. LASAGNA                                 Director                                    March 29, 2002
--------------------------------------------
Louis C. Lasagna

/s/ NICOLAOS E. MADIAS                                Director                                    March 29, 2002
--------------------------------------------
Nicolaos E. Madias

/s/ MARK NOVITCH                                      Director                                    March 29, 2002
--------------------------------------------
Mark Novitch

/s/ FREDERICK B. WHITTEMORE                           Director                                    March 29, 2002
--------------------------------------------
Frederick B. Whittemore


                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
---------       -----------

10.24 Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

10.25+ Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.26+ Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.27 Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

23              Consent of Arthur Andersen LLP.

99 Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP.

---------------
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.