Form 10-Q
period 2002-03-31
KOS PHARMACEUTICALS INC
filed 2002-05-13
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, Including Area Code: (305) 577-3464

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2002

Common Stock, par value $.01 per share	20,588,716

KOS PHARMACEUTICALS, INC.

INDEX

		Page
PART I -	FINANCIAL INFORMATION
Item 1 -	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited)	3
	Condensed Consolidated Statement of Shareholders’ Deficit for the three months ended March 31, 2002 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	17
PART II -	OTHER INFORMATION
Item 1 -	Legal Proceedings	18
Item 6 -	Exhibits and Reports on Form 8-K	19

Niaspan® and Advicor™ are trademarks of Kos Pharmaceuticals, Inc.

Mavik® and Tarka® are trademarks of Abbot Laboratories, Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$857	$45,319
Trade accounts receivable, net	21,618	12,441
Inventories	5,274	7,732
Prepaid expenses and other current assets	7,035	7,966

Total current assets	34,784	73,458
Fixed Assets, net	6,879	6,879
Other Assets	4,735	2,604

Total assets	$46,398	$82,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,512	$4,697
Accrued expenses	26,960	24,857
Advance payments from customers	9,246	6,691
Current portion of notes payable to Shareholder	—	10,000
Current portion of capital lease obligations	54	53

Total current liabilities	39,772	46,298

Notes Payable to Shareholder, net of current portion	80,000	95,000
Capital Lease Obligations, net of current portion	68	82
Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 20,565,405 and 20,492,371 shares issued and outstanding as of March 31, 2002 (unaudited) and December 31, 2001, respectively	206	205
Additional paid-in capital	216,032	214,895
Restricted stock grant	(920)	(994)
Accumulated deficit	(288,760)	(272,545)

Total shareholders’ deficit	(73,442)	(58,439)

Total liabilities and shareholders’ deficit	$46,398	$82,941

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months
	Ended
	March 31,

	2002	2001

	(Unaudited)
Revenues, net	$33,886	$14,383
Cost of sales	3,629	1,411

	30,257	12,972

Operating Expenses:
Research and development	13,093	5,973
Selling, general and administrative	32,444	15,499

Total operating expenses	45,537	21,472

Loss from operations	(15,280)	(8,500)

Other Expense (Income):
Other income	11	—
Interest income, net	(80)	(82)
Interest expense-related parties	1,004	1,594

Total other expense	935	1,512

Net loss	$(16,215)	$(10,012)

Net loss per share, basic and diluted	$(0.79)	$(0.50)

Weighted average shares of Common Stock outstanding, basic and diluted	20,461	19,975

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(in thousands)

		Additional	Restricted
	Common	Paid-in	Stock	Accumulated
	Stock	Capital	Grant	Deficit	Total

Balance at December 31, 2001	$205	$214,895	$(994)	$(272,545)	$(58,439)
Issuance of Common Stock to employees under Stock Purchase Plan	1	711	—	—	712
Exercise of stock options	—	426	—	—	426
Compensation cost recognized on restricted stock grant	—	—	74	—	74
Net loss	—	—	—	(16,215)	(16,215)

Balance at March 31, 2002	$206	$216,032	$(920)	$(288,760)	$(73,442)

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(16,215)	$(10,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502	756
Provision for inventory obsolescence	120	105
Common Stock issued to employees	—	143
Compensation expense on restricted stock grant	74	—
Changes in operating assets and liabilities:
Trade accounts receivable	(9,177)	2,982
Inventories	2,338	(836)
Prepaid expenses and other current assets	931	(72)
Other assets	5	(184)
Accounts payable	(1,185)	2,134
Accrued expenses	2,103	(5)
Advance payments from customers	2,555	(4,322)

Net cash used in operating activities	(17,949)	(9,311)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(2,638)	(205)

Net cash used in investing activities	(2,638)	(205)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	712	524
Net proceeds from exercise of stock options	426	230
Borrowings under Notes Payable to Shareholder	—	6,000
Payment of Notes Payable to Shareholder	(25,000)	—
Payments under capital lease obligations	(13)	(39)

Net cash provided by (used in) financing activities	(23,875)	6,715

Net decrease in cash and cash equivalents	(44,462)	(2,801)
Cash and Cash Equivalents, beginning of period	45,319	6,125

Cash and Cash Equivalents, end of period	$857	$3,324

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2002, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2002. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

2.     Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchase Enterprises”. As established by SFAS 141, all business combinations are to be accounted for under the purchase method. SFAS 141 was effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS 143 will not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

3.     Net Loss Per Share

     Basic loss per share is determined by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding. Diluted loss per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method. The Company’s basic and diluted earnings per share are the same, because the Company’s Common Stock equivalents are antidilutive. The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding:

	March 31,

	2002	2001

	(in thousands)
Stock options outstanding	6,348	4,695
Convertible debt ($50 million at $4.91 per share – See Note 7)	10,183	10,183
Non-detachable warrants (at $5.00 per share – See Note 7)	6,000	3,600

Total	22,531	18,478

4.     Inventories

     Inventories consist of the following:

	March 31,	December 31,

	2002	2001

	(in thousands)
Raw materials	$825	$936
Work in process	1,453	2,500
Finished goods	2,996	4,296

Total	$5,274	$7,732

5.     Advance Payments from Customers

     The Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of Niaspan and Advicor products are present throughout the product distribution channel. If such inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. During the first quarter of 2002, certain of the Company’s customers purchased abnormally high levels of Niaspan and Advicor products. As a result, as of March 31, 2002, the level of Niaspan and Advicor products warehoused by these customers was well above normal levels. Accordingly, the Company did not recognize $13.5 million in gross revenues (or $11.0 million in net revenues) and related expenses associated with product shipments for the three months ended March 31, 2002 and will not recognize such gross revenues and related expenses until the level of Niaspan and Advicor products warehoused by customers returns to normal levels.

     Included in “Advanced Payments from Customers” in the accompanying consolidated balance sheets is $9.2 million as of March 31, 2002, representing payments received on Niaspan and Advicor product shipments made during the three months ended March 31, 2002, for which revenue has not been recognized.

6.     Co-Promotion and Strategic Alliance Arrangement

     During 1999, the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company (“Knoll”), for the promotion and marketing of the Mavik and Tarka products (Mavik® and Tarka® are registered trademarks of Abbott Laboratories, Inc.) within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. On March 2, 2001, Abbott Laboratories, Inc. (“Abbott”) announced that it had finalized its acquisition of BASF’s pharmaceutical business, which included the global operations of Knoll. Following such acquisition, the Company and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. The Company recorded $1.5 million of co-promotion revenue as a result of the Abbott Agreement for the three months ended March 31, 2001.

     The Company entered into an agreement, effective May 3, 2000, with DuPont Pharmaceuticals Company (“DuPont”) to form a strategic alliance for the purpose of co-promoting the Company’s Advicor product in the United States and Canada (the “DuPont Agreement”). Under the terms of the DuPont Agreement, the Company and DuPont would have shared in the future development and commercialization of the Advicor product. Specifically, DuPont had agreed (i) to make equity investments in the Company up to $30 million through the date of FDA approval of the Advicor product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Advicor product; (iii) to fund up to $32.5 million for future clinical development of the Advicor product; and (iv) to share equally in the costs associated with promoting the Advicor product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company’s Common Stock. On June 7, 2001, DuPont’s parent company, E.I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company (“BMS”) and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos $45 million (the “BMS Payment”).

7.     Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30-million credit facility (the “Credit Facility”) with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. On January 15, 2002, in order to reduce interest costs, the Company utilized $10 million of the BMS Payment to pay off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis’ other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. The Credit Facility bears interest at the prime rate (4.75% as of March 31, 2002), and matures on December 31, 2002. There are no borrowings outstanding under the Credit Facility at March 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the“Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of March 31, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility had been converted as of March 31, 2002, the conversion of amounts borrowed under such credit facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, which would have resulted in material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). On January 15, 2002, in order to further reduce interest costs, the Company utilized $15 million of the BMS Payment to pay off borrowings made under the Standby Facility. Borrowings made under the Standby Facility totaled $30 million as of March 31, 2002, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $1.0 million and $1.6 million of interest expense for the three months ended March 31, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc., principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technologies, Inc. (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this Form 10-Q filing to the Company’s business include the business and operations of Holdings until June 30, 1996.

     On March 12, 1997, the Company completed an initial public offering of its Common Stock (“IPO”). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through March 31, 2002, the Company had accumulated a deficit from operations of $288.8 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $230 million as of March 31, 2002, to offset future taxable net income, if any.

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

     The Company’s Board of Directors changed the end of the Company’s fiscal year from June 30 to December 31 effective with its December 31, 1997, reporting period. Fiscal years presented and referred to in the Company’s consolidated financial statements, along with all other financial data, have been restated to conform with a December 31 fiscal year basis.

Results of Operations

     Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Kos’ annual report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns and other allowances. The impact of these estimates on results of operations for the three months ended March 31, 2002 and 2001, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Such changes to these estimates have not been material to the Company’s results of operations during the three months ended ended March 31, 2002.

     Three Months Ended March 31, 2002 and 2001

     Similar to most other pharmaceutical companies, Kos has at times been subject to significant “forward buying” from pharmaceutical wholesalers. “Forward buying” is a practice whereby pharmaceutical wholesalers, relying on their ability to predict manufacturing price increases, augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. Thus, depending on when a particular wholesaler’s forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such a product in that period. As a result, the Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of its products are present throughout the product distribution channel. If such abnormally high inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated.

     Consequently, the Company’s reported revenue, including the effect of Niaspan and Advicor revenue not recognized during the period, increased to $33.9 million for the three months ended March 31, 2002, from $14.4 million for the 2001 period. This increase in revenue was mostly related to increases in prescription volume for the Company's Niaspan product during the 2002 period, from the comparable 2001 period, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the quarters ended March 31, 2002 and 2001, were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(in millions)
Product shipments	$37.9	$9.1
Prior period product shipments recorded as revenue during period	7.0	3.8
Current period product shipments not recognized as revenue	(11.0)	—

Reported product sales	$33.9	$12.9

     The increase in Niaspan and Advicor product sales during the quarter ended March 31, 2002, were partially offset by the absence, during the 2002 quarter, of $1.5 million in co-promotion revenue associated with the terms of a co-promotion agreement with Abbott Laboratories, Inc. (“Abbott”), for the promotion and marketing of Abbott’s Mavik and Tarka products within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company received an increasing percentage of revenue based on sales thresholds. Kos and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. Accordingly, revenue for the three months ended March 31, 2002, does not reflect co-promotion revenue associated with the Abbott Agreement.

     Gross profit (reported product sales less cost of product sold) for the three months ended March 31, 2002, was $30.3 million, compared with $13.0 million for the 2001 period.

     On January 28, 2002, the Company began commercializing its new dual-component Niaspan/lovastatin product, Advicor. Accordingly, results of operations for the quarter ended March 31, 2002, reflect the Company’s significant efforts in connection with the commercial launch of this new product.

     The Company’s research and development expenses increased to $13.1 million for the three months ended March 31, 2002, from $6.0 million for the three months ended March 31, 2001. The increased expense related primarily to increases of $2.5 million in medical education costs in support of the Niaspan and Advicor products, of $2.5 million in clinical study costs mostly associated with an Advicor safety study, of $0.8 million in formulation development costs for products under development, and of $0.7 million in personnel and personnel related costs. The Company expects research and development expenses for the remainder of 2002 to remain at essentially the same quarterly level of that recorded during the three months ended March 31, 2002.

     Selling, general and administrative expenses increased to $32.4 million for the three months ended March 31, 2002, from $15.5 million for the three months ended March 31, 2001. Within this category, selling expenses increased to $28.5 million for the 2002 period from $12.5 million for the comparable 2001 period. The growth in selling expenses was primarily related to increases of $7.9 million in sales force operating costs, of $4.1 million in marketing costs, of $1.9 million in royalty expenses, and of $1.3 million in advertising and market research expenses. Due to the termination of the Abbott Agreement, selling expenses for the three months ended March 31, 2002, exclude the effect of co-promotion expenses associated with such co-promotion arrangement, which totaled $1.7 million for the three months ended March 31, 2001. General and administrative expenses increased to $3.9 million for the 2002 period, from $3.0 million for the preceding period. This increase in general and administrative expenses related primarily to an increase of $0.2 million in personnel and personnel related costs, and $0.6 million in other costs associated with the expanded activities of the Company. The Company expects selling, general and administrative expenses for the remainder of 2002 to increase slightly, on a quarterly basis, from that recorded during the three months ended March 31, 2002.

     The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the “Credit Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $80 million as of March 31, 2002, and bear interest at the prime rate (4.75% as of March 31, 2002). Interest expense under these credit facilities totaled $1.0 million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively.

     The Company incurred a net loss of $16.2 million for the three months ended March 31, 2002, compared with a net loss of $10.0 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

     At March 31, 2002, the Company had cash and cash equivalents totaling $0.9 million and had a working capital deficiency of $5.0 million. The Company’s primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of March 31, 2002, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $6.9 million. During the three months ended March 31, 2002, the Company spent $2.6 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to spend about $6 million in capital expenditures during the remainder of the year ending December 31, 2002.

     On July 1, 1998, the Company entered into a $30-million credit facility (the “Credit Facility”) with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. On January 15, 2002, in order to reduce interest costs, the Company utilized $10 million of the BMS Payment to pay off borrowings made under the Credit Facility. In connection with this loan repayment, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis’ other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. The Credit Facility bears interest at the prime rate (4.75% as of March 31, 2002), and matures on December 31, 2002. There are no borrowings outstanding under the Credit Facility at March 31, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the“Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of March 31, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility had been converted as of March 31, 2002, the conversion of amounts borrowed under such credit facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, which would have resulted in material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). On January 15, 2002, in order to further reduce interest costs, the Company utilized $15 million of BMS Payment to pay off borrowings made under the Standby Facility. Borrowings made under the Standby Facility totaled $30 million as of March 31 2002, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $1.0 million and $1.6 million of interest expense for the three months ended March 31, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. Proceeds from any offerings are expected to be used to fund an expanded launch of the Company’s Advicor product, and for research and development and general corporate purposes. At March 31, 2002, the Company had not issued any securities under this registration statement.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations until it has positive cash flows from operations, which we expect to achieve during the second half of 2003, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows from operations will depend primarily on its ability to generate substantial growth in sales of its Niaspan and Advicor products. Further, during this period, the Company’s ability to fund its operating requirements may, among other things, be affected by its ability to control its operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan and Advicor, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, and other events — including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company’s current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may be unavailable to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success primarily depends primarily upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. Following the commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     On January 28, 2002, the Company began commercializing the Advicor product. The Company’s ability to successfully sell increasing quantities of the Advicor product will depend significantly on the increasing acceptance of the Advicor product by physicians and their patients. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or to suffer more serious side effects, such as rhabdomyolysis or myopathy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhybdomyolysis is a rare disease in which serous muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. The Company is not aware of any reported cases of rhabdomyolysis or myopathy that were determined to be cause by patients taking Advicor although there have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been identified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on the Company’s ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for along time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the release of Crestor, a new, highly powerful statin product that is scheduled to be launched soon after Advicor by AstraZeneca, one of the Company’s competitors with substantially greater resources than Kos. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are four new versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of Kos, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. It its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representative, concerning the efficacy, safety, sales volume and commercial viability of the Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon Kos’ motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the compliant along with the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. Because the outcome of the litigation cannot yet be determined, no provision for any liability that may result from these matters has been recognized in the Company’s financial statements. Nevertheless, the outcome of this litigation may have a material adverse effect on the Company’s business, results of operations, and financial condition.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company’s Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York. The Company filed an Amended Complaint on March 11, 2002. In this lawsuit, the Company asserts that Barr has infringed two valid patents that cover the Niaspan product and its once-a-day at night method of dosage. Under FDA law, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the Court resolves the suit. On March 25, 2002, Barr answered the Amended Complaint by denying that the two patents are valid and infringed, and seeking a declaratory judgment to that effect. Kos intends to vigorously pursue its rights in this litigation, although the outcome of the litigation can not yet be determined.

Item 6 – Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.1*	Amended and Restated Articles of Incorporation of the Company.
3.2*	Amended and Restated Bylaws of the Company.
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.
4.2**	Form of Common Stock certificate of the Company.

     (b)  Reports on Form 8-K:

During the quarter ended March 31, 2002, the Company disclosed the following information on a current report on Form 8-K:

•	On March 6, 2002, the Company reported one event under Item 5, Other Events, that it had filed a lawsuit in New York against Barr Laboratories, Inc.

•	On March 12, 2002, the Company reported two events under Item 4, Changes in Registrant’s Certifying Accountant, with respect to its decision to no longer engage Arthur Andersen LLP as the Company’s certifying accountant and the appointment of Ernst & Young LLP as its certifying accountant.

*	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

**	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC

Date: May 10, 2002	By:	/s/ Adrian Adams

Adrian Adams, President and
Chief Executive Officer

Date: May 10, 2002	By:	/s/ Christopher P. Kiritsy

Christopher P. Kiritsy, Senior
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2002	By:	/s/ Juan F. Rodriguez

Juan F. Rodriguez, Vice President, Controller
(Principal Accounting Officer)