Form 10-Q
period 2002-06-30
KOS PHARMACEUTICALS INC
filed 2002-08-07
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to_______________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2002

Common Stock, par value $.01 per share	20,687,700

KOS PHARMACEUTICALS, INC.

Niaspan® and Advicor™ are trademarks of Kos Pharmaceuticals, Inc. Mavik® and Tarka® are trademarks of Abbot Laboratories, Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,659	$45,319
Trade accounts receivable, net	16,349	12,441
Inventories	4,547	7,732
Prepaid expenses and other current assets	4,019	7,966

Total current assets	26,574	73,458
Fixed Assets, net	11,463	6,879
Other Assets	898	2,604

Total assets	$38,935	$82,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,423	$4,697
Accrued expenses	25,889	24,857
Advance payments from customers	4,448	6,691
Current portion of notes payable to Shareholder	—	10,000
Current portion of capital lease obligations	55	53

Total current liabilities	32,815	46,298

Notes Payable to Shareholder, net of current portion	89,000	95,000
Capital Lease Obligations, net of current portion	54	82
Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 20,571,269 and 20,492,371 shares issued and outstanding as of June 30, 2002 (unaudited) and December 31, 2001, respectively	206	205
Additional paid-in capital	216,810	214,895
Restricted stock grant	(846)	(994)
Accumulated deficit	(299,104)	(272,545)

Total shareholders’ deficit	(82,934)	(58,439)

Total liabilities and shareholders’ deficit	$38,935	$82,941

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues, net	$38,254	$21,891	$72,140	$36,274
Cost of sales	3,520	1,991	7,149	3,402

	34,734	19,900	64,991	32,872

Operating Expenses:
Research and development	10,898	7,957	23,991	13,930
Selling, general and administrative	33,195	19,996	65,640	35,496

Total operating expenses	44,093	27,953	89,631	49,426

Loss from operations	(9,359)	(8,053)	(24,640)	(16,554)

Other Expense (Income):
Other Income	—	—	10	—
Interest income, net	(28)	(63)	(107)	(145)
Interest expense-related parties	1,012	1,606	2,016	3,199

Total other expense	984	1,543	1,919	3,054

Net loss	$(10,343)	$(9,596)	$(26,559)	$(19,608)

Net loss per share, basic and diluted	$(0.50)	$(0.48)	$(1.30)	$(0.98)
Weighted average shares of Common Stock outstanding, basic and diluted	20,543	20,111	20,502	20,043

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in thousands)

		Additional	Restricted
	Common	Paid-in	Stock	Accumulated
	Stock	Capital	Grant	Deficit	Total

Balance at December 31, 2001	$205	$214,895	$(994)	$(272,545)	$(58,439)
Common Stock granted to employees under Kos Savings Plan	—	200	—	—	200
Issuance of Common Stock to employees under Stock Purchase Plan	—	711	—	—	711
Exercise of stock options	1	1,004	—	—	1,005
Compensation cost recognized on restricted stock grant	—	—	148	—	148
Net loss	—	—	—	(26,559)	(26,559)

Balance at June 30, 2002	$206	$216,810	$(846)	$(299,104)	$(82,934)

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(26,559)	$(19,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,091	1,295
Provision for inventory obsolescence	240	210
Common Stock granted to employees	200	302
Compensation expense on restricted stock grant	148	54
Changes in operating assets and liabilities:
Trade accounts receivable	(3,908)	1,442
Inventories	2,945	(1,447)
Prepaid expenses and other current assets	3,947	(2,073)
Other assets	6	179
Accounts payable	(2,274)	1,656
Accrued expenses	1,032	2,729
Advance payments from customers	(2,243)	294

Net cash used in operating activities	(25,375)	(14,967)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(3,975)	(1,255)

Net cash used in investing activities	(3,975)	(1,255)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	711	524
Net proceeds from exercise of stock options	1,005	1,670
Borrowings under Notes Payable to Shareholder	9,000	18,000
Payment of Notes Payable to Shareholder	(25,000)	—
Payments under capital lease obligations	(26)	(49)

Net cash provided by (used in) financing activities	(14,310)	20,145

Net (decrease) increase in cash and cash equivalents	(43,660)	3,923
Cash and Cash Equivalents, beginning of period	45,319	6,125

Cash and Cash Equivalents, end of period	$1,659	$10,048

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2002, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2002. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

2.      Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchase Enterprises”. As established by SFAS 141, all business combinations are to be accounted for under the purchase method. SFAS 141 was effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial position or results of operations.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”, (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial position or results of operations.

3.      Reporting of Comprehensive Income or Loss

     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. The Company’s reported loss equals comprehensive loss for all periods presented.

4.      Net Loss Per Share

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

	June 30,

	2002	2001

	(in thousands)
Stock options outstanding	6,395	4,550
Convertible debt ($50 million at $4.91 per share – See Note 8)	10,183	10,183
Non-detachable warrants (at $5.00 per share – See Note 8)	6,000	6,000

Total	22,578	20,733

5.      Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
Raw materials	$781	$936
Work in process	1,275	2,500
Finished goods	2,491	4,296

Total	$4,547	$7,732

6.      Advance Payments from Customers

     The Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of Niaspan and Advicor products are present throughout the product distribution channel. If such inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. During the first quarter of 2002, certain of the Company’s customers purchased high levels of the Niaspan and Advicor products. As of June 30, 2002, the level of Niaspan and Advicor products warehoused by these customers continued to be above normal levels. Accordingly, the Company did not recognize $4.4 million in gross revenues (or $3.9 million in net revenues) and related expenses associated with product shipments for the six months ended June 30, 2002 and will not recognize such gross revenues and related expenses until the level of Niaspan and Advicor products warehoused by customers returns to normal levels.

     Included in “Advanced Payments from Customers” in the accompanying consolidated balance sheets is $4.4 million as of June 30, 2002, representing payments received on Niaspan and Advicor product shipments made during the six months ended June 30, 2002, for which revenue has not been recognized.

7.      Co-Promotion and Strategic Alliance Arrangement

     During 1999, the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company (“Knoll”), for the promotion and marketing of the Mavik and Tarka products (Mavik® and Tarka® are registered trademarks of Abbott Laboratories, Inc.) within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. On March 2, 2001, Abbott Laboratories, Inc. (“Abbott”) announced that it had finalized its acquisition of BASF’s pharmaceutical business, which included the global operations of Knoll. Following such acquisition, the Company and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. The Company recorded $1.8 and $3.3 million of co-promotion revenue as a result of the Abbott Agreement for the three months and six months ended June 30, 2001, respectively.

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

8.      Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30-million credit facility (the “Credit Facility”) with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. On January 15, 2002, in order to reduce interest costs, the Company utilized $10 million of the BMS Payment to pay off the remaining borrowings made under the Credit Facility. In connection with the Company’s repayment of this loan, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis’ other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. The Credit Facility bears interest at the prime rate (4.75% as of June 30, 2002), and matures on December 31, 2002. There are no borrowings outstanding under the Credit Facility at June 30, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility had been converted as of June 30, 2002, the conversion of amounts borrowed under such credit facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, which would have resulted in material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). On January 15, 2002, in order to further reduce interest costs, the Company utilized $15 million of the BMS Payment to pay off borrowings made under the Standby Facility. Borrowings made under the Standby Facility totaled $39 million as of June 30, 2002, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $2.0 million and $3.2 million of interest expense for the six months ended June 30, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock (“IPO”). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 2002, the Company had accumulated a deficit from operations of $299.1 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $240 million as of June 30, 2002, to offset future taxable net income, if any.

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

Results of Operations

     Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Kos’ annual report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns and other allowances. The impact of these estimates on results of operations for the six months and three months ended June 30, 2002 and 2001, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Such changes to these estimates have not been material to the Company’s results of operations during the six months and three months ended June 30, 2002.

     Six Months Ended June 30, 2002 and 2001

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

     Consequently, the Company’s reported revenue, including the effect of Niaspan and Advicor revenue not recognized during the period, increased to $72.1 million for the six months ended June 30, 2002, from $36.3 million for the 2001 period. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during the 2002 period, from the comparable 2001 period, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the six months ended June 30, 2002 and 2001, were as follows:

	Six Months Ended
	June 30,

	2002	2001

	(in millions)
Product shipments	$69.0	$33.2
Prior period product shipments recorded as revenue during period	7.0	3.8
Current period product shipments not recognized as revenue	(3.9)	(4.0)

Reported product sales	$72.1	$33.0

     The increase in Niaspan and Advicor product sales during the six months ended June 30, 2002, were partially offset by the absence, during the 2002 period, of $3.3 million in co-promotion revenue associated with the terms of a co-promotion agreement with Abbott Laboratories, Inc. (“Abbott”), for the promotion and marketing of Abbott’s Mavik and Tarka products within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company received an increasing percentage of revenue based on sales thresholds. Kos and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. Accordingly, revenue for the six months ended June 30, 2002, does not reflect co-promotion revenue associated with the Abbott Agreement.

     Gross profit (reported product sales less cost of product sold) for the six months ended June 30, 2002, was $65.0 million, compared with $29.6 million for the 2001 period.

     On January 28, 2002, the Company began commercializing its new dual-component Niaspan/lovastatin product, Advicor. Accordingly, results of operations for the six months ended June 30, 2002, reflect the Company’s significant efforts in connection with the commercial launch of this new product.

     The Company’s research and development expenses increased to $24.0 million for the six months ended June 30, 2002, from $13.9 million for the six months ended June 30, 2001. The increased expense related primarily to increases of $4.0 million in medical education costs in support of the Niaspan and Advicor products, of $2.2 million in clinical study costs mostly associated with an Advicor clinical study, of $1.6 million in personnel and personnel related costs, and of $0.8 million in formulation development costs for products under development.

     Selling, general and administrative expenses increased to $65.6 million for the six months ended June 30, 2002, from $35.5 million for the six months ended June 30, 2001. Within this category, selling expenses increased to $55.8 million for the 2002 period from $29.0 million for the comparable 2001 period. The growth in selling expenses was primarily related to increases of $15.3 million in sales force operating costs, of $10.3 million in marketing costs, and of $2.6 million in royalty expenses. Because of the termination of the Abbott Agreement, selling expenses for the six months ended June 30, 2002, exclude the effect of co-promotion expenses associated with such co-promotion arrangement, which totaled $3.5 million for the six months ended June 30, 2001. General and administrative expenses increased to $9.8 million for the 2002 period, from $6.5 million for the 2001 period. This increase in general and administrative expenses related primarily to an increase of $1.1 million in patent costs, $0.9 million in personnel and personnel related costs, and $0.9 million in other costs associated with the expanded activities of the Company.

     The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the “Credit Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $89 million as of June 30, 2002, and bear interest at the prime rate (4.75% as of June 30, 2002). Interest expense under these credit facilities totaled $2.0 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively.

     The Company incurred a net loss of $26.6 million for the six months ended June 30, 2002, compared with a net loss of $19.6 million for the six months ended June 30, 2001.

     Three Months Ended June 30, 2002 and 2001

     The Company’s reported revenue, including the effect of Niaspan and Advicor revenue not recognized during the period, increased to $38.3 million for the three months ended June 30, 2002, from $21.9 million for the 2001 period. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during the 2002 period, from the comparable 2001 period, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the quarters ended June 30, 2002 and 2001, were as follows:

	Three Months Ended
	June 30,

	2002	2001

	(in millions)
Product shipments	$31.2	$24.1
Prior period product shipments recorded as revenue during period	11.0	—
Current period product shipments not recognized as revenue	(3.9)	(4.0)

Reported product sales	$38.3	$20.1

     The increase in Niaspan and Advicor product sales during the quarter ended June 30, 2002, were partially offset by the absence, during the 2002 quarter, of $1.8 million in co-promotion revenue recorded during the 2001 quarter associated with the Abbott Agreement.

     Gross profit (reported product sales less cost of product sold) for the three months ended June 30, 2002, was $34.7 million, compared with $18.1 million for the 2001 period.

     The Company’s research and development expenses increased to $10.9 million for the three months ended June 30, 2002, from $8.0 million for the three months ended June 30, 2001. The increased expense related primarily to increases of $1.8 million in personnel and personnel related costs, of $0.5 million in clinical study costs mostly associated with an Advicor clinical study, and of $0.4 million in medical education costs in support of the Niaspan and Advicor products.

     Selling, general and administrative expenses increased to $33.2 million for the three months ended June 30, 2002, from $20.0 million for the three months ended June 30, 2001. Within this category, selling expenses increased to $27.2 million for the 2002 period from $16.5 million for the comparable 2001 period. The growth in selling expenses was primarily related to increases of $7.4 million in sales force operating costs, of $3.4 million in marketing costs, and of $0.6 million in royalty expenses. Because of the termination of the Abbott Agreement, selling expenses for the three months ended June 30, 2002, exclude the effect of co-promotion expenses associated with such co-promotion arrangement, which totaled $1.8 million for the three months ended June 30, 2001. General and administrative expenses increased to $6.0 million for the 2002 period, from $3.5 million for the 2001 period. This increase in general and administrative expenses related primarily to an increase of $1.0 million in patent costs, of $0.7 million in personnel and personnel related costs, and of $0.4 million in other costs associated with the expanded activities of the Company.

     Interest expense under the Company’s credit facilities totaled $1.0 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively.

     The Company incurred a net loss of $10.3 million for the three months ended June 30, 2002, compared with a net loss of $9.6 million for the three months ended June 30, 2001.

Liquidity and Capital Resources

     At June 30, 2002, the Company had cash and cash equivalents totaling $1.7 million and had a working capital deficiency of $6.2 million. The Company’s primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of June 30, 2002, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $11.5 million. During the six months ended June 30, 2002, the Company spent $4.0 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to spend about $4 million in capital expenditures during the remainder of the year ending December 31, 2002.

     On July 1, 1998, the Company entered into a $30-million credit facility (the “Credit Facility”) with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. On January 15, 2002, in order to reduce interest costs, the Company utilized $10 million of the BMS Payment to pay off the remaining borrowings made under the Credit Facility. In connection with the Company’s repayment of this loan, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis’ other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. The Credit Facility bears interest at the prime rate (4.75% as of June 30, 2002), and matures on December 31, 2002. There are no borrowings outstanding under the Credit Facility at June 30, 2002.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility had been converted as of June 30, 2002, the conversion of amounts borrowed under such credit facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, which would have resulted in material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). On January 15, 2002, in order to further reduce interest costs, the Company utilized $15 million of BMS Payment to pay off borrowings made under the Standby Facility. Borrowings made under the Standby Facility totaled $39 million as of June 30, 2002, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $2.0 million and $3.2 million of interest expense for the six months ended June 30, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. Proceeds from any offerings are expected to be used to fund an expanded launch of the Company’s Advicor product, and for research and development and general corporate purposes. At June 30, 2002, the Company had not issued any securities under this registration statement.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations until it has positive cash flows from operations, which the Company expects to achieve during the second half of 2003, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows from operations will depend primarily on its ability to generate substantial growth in sales of its Niaspan and Advicor products, its ability to extend the Credit Facility with Mr. Jaharis (which is scheduled to expire on December 31, 2002) on terms acceptable to the Company — or to secure other acceptable sources of financing should the Company be unable to extend the maturity date of the Credit Facility — and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan and Advicor, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility and the Standby Facility, and other events — including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital prior to achieving positive cash flows. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company’s current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may be unavailable to the Company on acceptable terms, or at all.

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

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success depends primarily upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. Following the commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     On January 28, 2002, the Company began commercializing the Advicor product. The Company’s ability to successfully sell increasing quantities of the Advicor product will depend significantly on the increasing acceptance of the Advicor product by physicians and their patients. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or to suffer more serious side effects, such as rhabdomyolysis or myopathy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhybdomyolysis is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. The Company is not aware of any reported cases of rhabdomyolysis or myopathy that were determined to be caused by patients taking Advicor although there have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been identified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on the Company’s ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a long time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the release of Crestor, a new, highly powerful statin product that will be marketed by AstraZeneca, one of the Company’s competitors with substantially greater resources than Kos. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are eight versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Patents and Trademarks

     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has been issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the timed administration of Niaspan. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such timed administration, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:

•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Patent protection is not secured for any particular technology;

•	Any patents that have been or may be issued to Kos or the Company’s licensors, including the patents covering the Company’s Niaspan product, are invalid or unenforceable; or

•	Any patents which fail to provide meaningful protection to Kos.

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

     The U.S. Patent and Trademark Office has issued U.S. Patents numbers 6,129,930 and 6,080,428 to the Company with claims covering Niaspan’s method-of-use consistent with its recommended once-a-day dosing regimen. On February 7, 1997, the Company entered into a cross-licensing agreement with a generic manufacturer pursuant to which the Company has agreed to resolve, as between themselves, the effects of a potential interference by granting licenses under the Company’s respective patents. The Company has purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the cross-license agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. Certain or all of the Company’s aerosol products under development may use a formulation covered by such European or U.S. patents. In such event, the Company would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company’s development of products that may be covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company’s business.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York. The Company filed an Amended Complaint on March 11, 2002. In this lawsuit, the Company asserts that Barr has infringed two valid patents that cover the Niaspan product and its once-a-day at night method of dosage. Under FDA law, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the Court resolves the suit. On March 25, 2002, Barr answered the Amended Complaint by denying that the two patents are valid and infringed, and seeking a declaratory judgment to that effect. Kos intends to vigorously pursue its rights in this litigation, although the outcome of the litigation can not yet be determined. On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products.

     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by Kos, or any future patents, may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of the Company’s products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of the Company’s future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that the Company’s patents or future patents fail to give Kos an exclusive position in the subject matter claimed by those patents, the Company will be adversely affected. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to the Company, if at all. Patent litigation is costly and time consuming, and the Company may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If the Company does not obtain a license under such patents, if it is found liable for infringement or if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of Kos, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon Kos’ motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint against the Company and the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. On July 16, 2002, the 11th Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims with prejudice.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York. The Company filed an Amended Complaint on March 11, 2002. In this lawsuit, the Company asserts that Barr has infringed two valid patents that cover the Niaspan product and its once-a-day at night method of dosage. Under FDA rules and regulations, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint by denying that the two patents are valid and infringed, and seeking a declaratory judgment to that effect. Kos intends to vigorously pursue its rights in this litigation, although the outcome of the litigation can not yet be determined. On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products.

Item 4.      Submission of Matters to a Vote of Security Holders

     On April 25, 2002, the Company held its 2002 Annual Meeting of Shareholders in Miami, Florida. Only holders of record of Common Stock on March 1, 2002 (the “Record Date”) were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 20,526,907 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1:	To elect ten directors of the Company to serve until the 2003 Annual Meeting of Shareholders and until their successors have been elected and qualified.

     Set forth below is information regarding the shares of Common Stock voted in the election of the ten directors.

Name	For	Against	Withheld

Michael Jaharis	17,500,495	—	457,497
Daniel M. Bell	17,783,522	—	174,470
Adrian Adams	17,474,870	—	483,122
Robert E. Baldini	17,523,869	—	434,123
John Brademas	17,782,422	—	175,570
Steven Jaharis	17,782,522	—	175,470
Louis C. Lasagna	17,782,422	—	175,570
Nicolaos E. Madias	17,782,522	—	175,470
Mark Novitch	17,782,522	—	175,470
Frederick B. Whittemore	17,782,522	—	175,470

Proposal 2:	To amend the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan to increase from 7,000,000 to 12,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder.

     Set forth below is information regarding the shares of Common Stock voted to amend the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

Votes FOR	11,360,491
Votes AGAINST	1,895,310
Votes WITHHELD	49,749

Proposal 3:	To ratify the appointment of Ernst & Young LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2002.

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Ernst & Young LLP as independent certified public accountants.

Votes FOR	17,897,867
Votes AGAINST	54,295
Votes WITHHELD	5,830

Item 6 – Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.1*	Amended and Restated Articles of Incorporation of the Company.
3.2*	Amended and Restated Bylaws of the Company.
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.
4.2**	Form of Common Stock certificate of the Company.
99.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

*	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

**	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.

Date: August 7, 2002	By:	/s/ Adrian Adams

Adrian Adams, President and Chief Executive Officer

Date: August 7, 2002	By:	/s/ Christopher P. Kiritsy

Christopher P. Kiritsy, Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2002	By:	/s/ Juan F. Rodriguez

Juan F. Rodriguez, Vice President, Controller (Principal Accounting Officer)