Form 10-Q
period 2002-09-30
KOS PHARMACEUTICALS INC
filed 2002-11-14
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2002

Common Stock, par value $.01 per share	20,717,304

KOS PHARMACEUTICALS, INC.

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

Niaspan® and Advicor™ are trademarks of Kos Pharmaceuticals, Inc.

Mavik® and Tarka® are trademarks of Abbot Laboratories, Inc.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,924	$45,319
Trade accounts receivable, net	18,790	12,441
Inventories	4,162	7,732
Prepaid expenses and other current assets	3,876	7,966

Total current assets	33,752	73,458

Fixed Assets, net	11,812	6,879
Other Assets	1,418	2,604

Total assets	$46,982	$82,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,623	$4,697
Accrued expenses	27,987	24,857
Advance payments from customers	11,366	6,691
Current portion of notes payable to Shareholder	—	10,000
Current portion of capital lease obligations	56	53

Total current liabilities	41,032	46,298

Notes Payable to Shareholder, net of current portion	87,000	95,000
Capital Lease Obligations, net of current portion	39	82

Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 20,706,179 and 20,492,371 shares issued and outstanding as of September 30, 2002 (unaudited) and December 31, 2001, respectively	207	205
Additional paid-in capital	218,924	214,895
Restricted stock grant	(770)	(994)
Accumulated deficit	(299,450)	(272,545)

Total shareholders’ deficit	(81,089)	(58,439)

Total liabilities and shareholders’ deficit	$46,982	$82,941

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Revenues, net	$45,536	$25,877	$117,677	$62,151
Cost of sales	4,445	1,955	11,594	5,357

	41,091	23,922	106,083	56,794

Operating Expenses:
Research and development	9,765	8,621	33,756	22,551
Selling, general and administrative	30,594	23,001	96,234	58,497

Total operating expenses	40,359	31,622	129,990	81,048

Income (Loss) from operations	732	(7,700)	(23,907)	(24,254)

Other Expense (Income):
Other income	—	—	10	—
Interest income, net	(23)	(63)	(131)	(209)
Interest expense-related party	1,102	1,560	3,119	4,760

Total other expense	1,079	1,497	2,998	4,551

Net loss	$(347)	$(9,197)	$(26,905)	$(28,805)

Net loss per share, basic and diluted	$(0.02)	$(0.45)	$(1.31)	$(1.43)

Weighted average shares of Common Stock outstanding, basic and diluted	20,626	20,341	20,577	20,099

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)
(in thousands)

		Additional	Restricted
	Common	Paid-in	Stock	Accumulated
	Stock	Capital	Grant	Deficit	Total

Balance at December 31, 2001	$205	$214,895	$(994)	$(272,545)	$(58,439)
Common Stock granted to employees under Kos Savings Plan	—	523	—	—	523
Issuance of Common Stock to employees under Stock Purchase Plan	1	1,624	—	—	1,625
Exercise of stock options	1	1,052	—	—	1,053
Compensation cost on restricted stock grant	—	—	224	—	224
Compensation cost on Common Stock warrants award	—	830	—	—	830
Net loss	—	—	—	(26,905)	(26,905)

Balance at September 30, 2002	$207	$218,924	$(770)	$(299,450)	$(81,089)

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(26,905)	$(28,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,779	2,071
Provision for doubtful accounts	—	75
Provision for inventory obsolescence	360	480
Common Stock granted to employees	523	482
Compensation cost on restricted stock grant	224	128
Compensation cost on Common Stock warrants award	830	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,349)	(4,710)
Inventories	3,210	(4,046)
Prepaid expenses and other current assets	4,090	(6,197)
Other assets	6	179
Accounts payable	(3,074)	4,014
Accrued expenses	3,130	10,529
Advance payments from customers	4,675	(3,251)

Net cash used in operating activities	(17,501)	(29,051)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(5,532)	(2,548)

Net cash used in investing activities	(5,532)	(2,548)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,625	1,151
Net proceeds from exercise of stock options	1,053	2,275
Borrowings under Notes Payable to Shareholder	12,000	27,000
Payment of Notes Payable to Shareholder	(30,000)	—
Payments under capital lease obligations	(40)	(68)

Net cash provided by (used in) financing activities	(15,362)	30,358

Net decrease in cash and cash equivalents	(38,395)	(1,241)

Cash and Cash Equivalents, beginning of period	45,319	6,125

Cash and Cash Equivalents, end of period	$6,924	$4,884

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,098	$4,410

Supplemental Disclosure of Non-cash Information:
Acquisition of equipment under capital lease obligations	$—	$167

The accompanying notes are an integral part of these financial statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine-month period ended September 30, 2002, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2002. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

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

	September 30,

	2002	2001

	(in thousands)
Stock options outstanding	6,539	4,665
Convertible debt ($50 million at $4.91 per share — See Note 7)	10,183	10,183
Non-detachable warrants (at $5.00 per share — See Note 7)	6,000	6,000

Total	22,722	20,848

5. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2002	2001

	(in thousands)
Raw materials	$1,315	$936
Work in process	1,124	2,500
Finished goods	1,723	4,296

Total	$4,162	$7,732

6. Co-Promotion and Strategic Alliance Arrangement

     During 1999, the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company (“Knoll”), for the promotion and marketing of the Mavik and Tarka products (Mavik® and Tarka® are registered trademarks of Abbott Laboratories, Inc.) within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. On March 2, 2001, Abbott Laboratories, Inc. (“Abbott”) announced that it had finalized its acquisition of BASF’s pharmaceutical business, which included the global operations of Knoll. Following such acquisition, the Company and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. The Company recorded $2.1 and $5.4 million of co-promotion revenue as a result of the Abbott Agreement for the three months and nine months ended September 30, 2001, respectively.

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

7. Notes Payable to Shareholder

     On July 1, 1998, the Company entered into a $30-million credit facility (the “Credit Facility”) with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. On January 15, 2002, in order to reduce interest costs, the Company utilized $10 million of the BMS Payment to pay off the remaining borrowings made under the Credit Facility. In connection with the Company’s repayment of this loan, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis’ other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. The Credit Facility bears interest at the prime rate (4.75% as of September 30, 2002), and matures on December 31, 2002. There are no borrowings outstanding under the Credit Facility at September 30, 2002. The Company and Mr. Jaharis have agreed in principle on the terms of a replacement of the Credit Facility with a standby facility of an equal amount that will be available to the Company until June 30, 2008

(the “Additional Standby Facility”). The terms of the refinancing include a grant of non-detachable warrants to purchase up to 1,000,000 shares of the Company’s Common Stock at its market price whenever the first draw may occur.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50 million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility had been converted as of September 30, 2002, the conversion of amounts borrowed under such credit facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, which would have resulted in material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). During 2002, in order to reduce interest costs, the Company, on two separate occasions, paid-off borrowings made under the Standby Facility. The first such pay-off, for $15 million, was made on January 15, 2002, utilizing funds obtained from the BMS Payment. The second debt pay-off, for $5 million, was made on September 19, 2002, utilizing funds from operating activities. Borrowings made under the Standby Facility totaled $37 million as of September 30, 2002, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $3.1 million and $4.8 million of interest expense for the nine months ended September 30, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

8. Compensation Cost for Stock Options Issued to Employees

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under APB No. 25. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 123, the Company’s net loss and net loss per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands, except share data)
Net loss:
As reported	$(347)	$(9,197)	$(26,905)	$(28,805)
Pro forma	(3,978)	(11,159)	(37,797)	(34,692)
Net loss per share:
As reported	$(0.02)	$(0.45)	$(1.31)	$(1.43)
Pro forma	(0.19)	(0.55)	(1.84)	(1.73)

9. Revenue Recognition, “Forward Buy-in”, and Advance Payments from Customers

     Sales and the related cost of sales are recognized at the time product is shipped. The Company’s largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net sales consist of gross sales to the Company’s customers less provisions for expected rebates and chargebacks, discounts, and returns to customers and to managed care organizations with whom the Company has contracts.

     Similar to most other pharmaceutical companies, Kos has at times been subject to significant “forward buy-in” from pharmaceutical wholesalers. “Forward buy-in” is a practice whereby pharmaceutical wholesalers, relying on their ability to predict manufacturer price increases, augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. Thus, depending on when a particular wholesaler’s forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such product in that period. As a result, the Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of its products are present throughout the product distribution channel. If such abnormally high inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. Accordingly, the Company did not recognize $11.7 million in net revenues and related expenses associated with product shipments made during the quarter ended September 30, 2002 and will not recognize such revenues and related expenses until the level of Niaspan and Advicor products warehoused by customers returns to normal levels. Included in “Advanced Payments from Customers” in the accompanying consolidated balance sheets is $11.4 million as of September 30, 2002, representing payments received on Niaspan and Advicor product shipments made during the nine months ended September 30, 2002, for which revenue has not been recognized.

     A key variable used by the Company to assess the level of product return risk entails a determination of an appropriate or “normal” measurement of the inventory level throughout the product distribution channel, in terms of months-on-hand, necessary to meet normal demand for its products without an excessive risk of product return. During its quarter ended September 30, 2002, the Company, based on the latest available market data and on its internal analysis, adjusted such key variable for its Niaspan product from the level used during the quarter ended June 30, 2002, which was calculated to be 1.6 months-on-hand, to 1.9 months-on-hand for the quarter ended September 30, 2002. The Company believes that this change was necessary to adequately reflect the appropriate Niaspan inventory level needed throughout the product distribution channel to meet normal demand for its Niaspan product, and is consistent with the Company’s determination of appropriate inventory levels for periods prior to the June 30, 2002 quarter. If, however, the Company had utilized during the quarter ended September 30, 2002, the same key variable used during the quarter ended June 30, 2002, to estimate whether increased risk of Niaspan product return existed because abnormally high inventory levels of such products was present throughout the product distribution channel, reported net revenue for third quarter of 2002 would have been reduced by $3.2 million and the amount of net revenue that would not have been recognized would have increased to $14.9 million.

10. Subsequent Event

Commercialization Alliance with Merck KGaA

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products. This description of the agreement with Merck is subject to the actual terms of such agreement, which is available as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 4, 2002.

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

     On March 12, 1997, the Company completed an initial public offering of its Common Stock (“IPO”). From inception through the IPO, the Company had not recorded any significant revenues, and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through September 30, 2002, the Company had accumulated a deficit from operations of $299.5 million. In connection with the transfer of operations from Holdings to the Company during June 1996, net operating loss carryforwards amounting to approximately $51 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $250 million as of September 30, 2002, to offset future taxable net income, if any.

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

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Kos’ annual report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns and other allowances. The impact of these estimates on results of operations for the nine months and three months ended September 30, 2002 and 2001, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known.

     Similar to most other pharmaceutical companies, Kos has at times been subject to significant “forward buy-in” from pharmaceutical wholesalers. “Forward buy-in” is a practice whereby pharmaceutical wholesalers, relying on their ability to predict manufacturer price increases, augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. Thus, depending on when a particular wholesaler’s forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such product in that period. As a result, the Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of its products are present throughout the product distribution channel. If such abnormally high inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. Accordingly, the Company did not recognize $11.7 million in net revenues and related expenses associated with product shipments made during the quarter ended September 30, 2002 and will not recognize such gross revenues and related expenses until the level of Niaspan and Advicor products warehoused by customers returns to normal levels.

     A key variable used by the Company to assess the level of product return risk entails a determination of an appropriate or “normal” measurement of the inventory level throughout the product distribution channel, in terms of months-on-hand, necessary to meet normal demand for its products without an excessive risk of product return. During its quarter ended September 30, 2002, the Company, based on the latest available market data and on its internal analysis, adjusted such key variable for its Niaspan product from the level used during the quarter ended June 30, 2002, which was calculated to be 1.6 months-on-hand, to 1.9 months-on-hand for the quarter ended September 30, 2002. The Company believes that this change was necessary to adequately reflect the appropriate Niaspan inventory level needed throughout the product distribution channel to meet normal demand for its Niaspan product, and is consistent with the Company’s determination of appropriate inventory levels for periods prior to the June 30, 2002 quarter. If, however, the Company had utilized during the quarter ended September 30, 2002, the same key variable used during the quarter ended June 30, 2002, to estimate whether increased risk of Niaspan product return existed because abnormally high inventory levels of such products was present throughout the product distribution channel, reported net revenue for third quarter of 2002 would have been reduced by $3.2 million and the amount of net revenue that would not have been recognized would have increased to $14.9 million.

Nine Months Ended September 30, 2002 and 2001

     The Company’s reported revenue, including the effect of Niaspan and Advicor revenue not recognized during the period, increased to $117.7 million for the nine months ended September 30, 2002, from $62.2 million for the 2001 period. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during the 2002 period, from the comparable 2001 period, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the nine months ended September 30, 2002 and 2001, were as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(in millions)
Product shipments	$122.3	$56.6
Prior period product shipments recorded as revenue during period	7.1	3.8
Current period product shipments not recognized as revenue	(11.7)	(3.6)

Reported product sales	$117.7	$56.8

     The increase in Niaspan and Advicor product sales during the nine months ended September 30, 2002, were partially offset by the absence, during the 2002 period, of $5.4 million in co-promotion revenue associated with the terms of a co-promotion agreement with Abbott Laboratories, Inc. (“Abbott”), for the promotion and marketing of Abbott’s Mavik and Tarka products within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company received an increasing percentage of revenue based on sales thresholds. Kos and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. Accordingly, revenue for the nine months ended September 30, 2002, does not reflect co-promotion revenue associated with the Abbott Agreement.

     Gross profit (reported product sales less cost of product sold) for the nine months ended September 30, 2002, was $106.1 million, compared with $51.4 million for the 2001 period.

     Through December 17, 2001, the Company was subject to an agreement with DuPont Pharmaceuticals Company (“DuPont”) for the purpose of co-promoting the Company’s Advicor product in the United States and Canada (the “DuPont Agreement”). Under the terms of the DuPont Agreement, the Company and DuPont would have shared in the future development and commercialization of the Advicor product. Specifically, DuPont had agreed (i) to make equity investments in the Company up to $30 million through the date of FDA approval of the Advicor product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Advicor product; (iii) to fund up to $32.5 million for future clinical development of the Advicor product; and (iv) to share equally in the costs associated with promoting the Advicor product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company’s Common Stock. On June 7, 2001, DuPont’s parent company, E.I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company (“BMS”) and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos $45 million (the “BMS Payment”).

     On January 28, 2002, following the termination of the DuPont Agreement, the Company began commercializing its new dual-component Niaspan/lovastatin product, Advicor. Accordingly, results of operations for the nine months ended September 30, 2002, reflect the Company’s significant efforts in connection with the commercial launch of this new product.

     The Company’s research and development expenses increased to $33.8 million for the nine months ended September 30, 2002, from $22.6 million for the nine months ended September 30, 2001. The increased expense related primarily to increases of $4.3 million in medical education costs in support of the Niaspan and Advicor products, of $2.6 million in personnel and personnel related costs, and of $2.2 million in formulation development costs for products under development. Research and development expenses were also affected by the absence, during the 2002 period, of a $1.4 million contribution made by DuPont during the 2001 period pursuant to the DuPont Agreement, which agreement was terminated on December 17, 2001. Under the terms of the DuPont Agreement, DuPont shared equally with the Company in costs associated with the clinical development, medical education, and promotional efforts of the Company’s Advicor product. This growth in research and development expenses was partially offset by a decrease of $0.5 million in clinical study costs as a result of the substantial completion, during the 2002 period, of an Advicor clinical trial.

     Selling, general and administrative expenses increased to $96.2 million for the nine months ended September 30, 2002, from $58.5 million for the nine months ended September 30, 2001. Within this category, selling expenses increased to $80.2 million for the 2002 period from $48.6 million for the comparable 2001 period. The growth in selling expenses was primarily related to increases of $18.7 million in sales force operating costs, of $12.6 million in marketing costs, of $2.7 million in royalty expenses, of $1.0 million in fees associated with a contract sales organization’s assistance in the promotion of the Company’s Niaspan and Advicor products, of $0.7 million in medical education grants, and by the absence, during the 2002 period, of a $1.3 million contribution made by DuPont during the 2001 period pursuant to the DuPont Agreement. Because of the termination of the Abbott Agreement, selling expenses for the nine months ended September 30, 2002, also exclude the effect of co-promotion expenses associated with such co-promotion arrangement, which totaled $5.9 million for the nine months ended September 30, 2001. General and administrative expenses increased to $16.0 million for the 2002 period, from $9.9 million for the 2001 period. This increase in general and administrative expenses related primarily to an increase of $1.8 million in personnel and personnel related costs, of $1.5 million in patent costs, of $1.3 million in costs associated with a Common Stock warrant grant awarded to a contract sales organization assisting in the promotion of the Company’s Niaspan and Advicor products, and $1.5 million in other costs associated with the expanded activities of the Company.

     The Company is subject to the terms of the July 1, 1998, $30 million credit facility (the “Credit Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $87 million as of September 30, 2002, and bear interest at the prime rate (4.75% as of September 30, 2002). Interest expense under these credit facilities totaled $3.1 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively.

     The Company incurred a net loss of $26.9 million for the nine months ended September 30, 2002, compared with a net loss of $28.8 million for the nine months ended September 30, 2001.

Three Months Ended September 30, 2002 and 2001

     The Company’s reported revenue, including the effect of Niaspan and Advicor revenue not recognized during the period, increased to $45.5 million for the three months ended September 30, 2002, from $25.9 million for the 2001 period. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during the 2002 period, from the comparable 2001 period, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the quarters ended September 30, 2002 and 2001, were as follows:

	Three Months Ended
	September 30,

	2002	2001

	(in millions)
Product shipments	$53.3	$23.3
Prior period product shipments recorded as revenue during period	3.9	4.1
Current period product shipments not recognized as revenue	(11.7)	(3.6)

Reported product sales	$45.5	$23.8

     The increase in Niaspan and Advicor product sales during the quarter ended September 30, 2002, were partially offset by the absence, during the 2002 quarter, of $2.1 million in co-promotion revenue recorded during the comparable 2001 quarter associated with the Abbott Agreement.

     Gross profit (reported product sales less cost of product sold) for the three months ended September 30, 2002, was $41.1 million, compared with $21.8 million for the 2001 period.

     The Company’s research and development expenses increased to $9.8 million for the three months ended September 30, 2002, from $8.6 million for the three months ended September 30, 2001. The increased expense related primarily to increases of $1.5 million in personnel and personnel related costs, of $0.9 million in formulation development costs for products under development, and by the absence, during the 2002 period, of a $1.2 million contribution made by DuPont during the 2001 period pursuant to the DuPont Agreement. This growth in research and development expenses was partially offset by a decrease of $3.3 million in clinical study costs as a result of the substantial completion, during the 2002 period, of an Advicor clinical trial.

     Selling, general and administrative expenses increased to $30.6 million for the three months ended September 30, 2002, from $23.0 million for the three months ended September 30, 2001. Within this category, selling expenses increased to $24.5 million for the 2002 period from $19.6 million for the comparable 2001 period. The growth in selling expenses was primarily related to increases of $3.4 million in sales force operating costs, of $2.4 million in marketing costs, of $0.5 million in medical education grants, of $0.2 million in royalty expenses, and by the absence, during the 2002 period, of a $0.6 million contribution made by DuPont during the 2001 period pursuant to the DuPont Agreement. Because of the termination of the Abbott Agreement, selling expenses for the three months ended September 30, 2002, exclude the effect of co-promotion expenses associated with such co-promotion arrangement, which totaled $2.5 million for the three months ended September 30, 2001. General and administrative expenses increased to $6.1 million for the 2002 period, from $3.4 million for the 2001 period. This increase in general and administrative expenses related primarily to an increase of $1.2 million in personnel and personnel related costs, of $0.6 million in patent costs, of $0.4 million in costs associated with a Common Stock warrant grant awarded to a contract sales organization assisting in the promotion of the Company’s Niaspan and Advicor products, and of $0.5 million in other costs associated with the expanded activities of the Company.

     Interest expense under the Company’s credit facilities totaled $1.1 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively.

     The Company incurred a net loss of $0.3 million for the three months ended September 30, 2002, compared with a net loss of $9.2 million for the three months ended September 30, 2001.

Liquidity and Capital Resources

     At September 30, 2002, the Company had cash and cash equivalents totaling $6.9 million and had a working capital deficiency of $7.3 million. The Company’s primary uses of cash to date have been in operating activities to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of September 30, 2002, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $11.8 million. During the nine months ended September 30, 2002, the

Company spent $5.5 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to spend about $2 million in capital expenditures during the remainder of the year ending December 31, 2002.

     On July 1, 1998, the Company entered into a $30-million credit facility (the “Credit Facility”) with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. On January 15, 2002, in order to reduce interest costs, the Company utilized $10 million of the BMS Payment to pay off the remaining borrowings made under the Credit Facility. In connection with the Company’s repayment of this loan, Mr. Jaharis agreed to continue to make available to the Company the full original borrowing capacity of the Credit Facility provided that future Company borrowings from Mr. Jaharis be first made from the existing borrowing capacity of Mr. Jaharis’ other credit lines with Kos. All other terms of the Credit Facility remain in full force and effect. The Credit Facility bears interest at the prime rate (4.75% as of September 30, 2002), and matures on December 31, 2002. There are no borrowings outstanding under the Credit Facility at September 30, 2002. The Company and Mr. Jaharis have agreed in principle on the terms of a replacement of the Credit Facility with a standby facility of an equal amount that will be available to the Company until June 30, 2008 (the “Additional Standby Facility”). The terms of the refinancing include a grant of non-detachable warrants to purchase up to 1,000,000 shares of the Company’s Common Stock at its market price whenever the first draw may occur.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility had been converted as of September 30, 2002, the conversion of amounts borrowed under such credit facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, which would have resulted in material dilution to existing shareholders of the Company.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). During 2002, in order to reduce interest costs, the Company, on two separate occasions, paid-off borrowings made under the Standby Facility. The first such pay-off, for $15 million, was made on January 15, 2002, utilizing funds obtained from the BMS Payment. The second debt pay-off, for $5 million, was made on September 19, 2002, utilizing funds from operating activities. Borrowings made under the Standby Facility totaled $37 million as of September 30, 2002, are due June 20, 2005, and are

also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $3.1 million and $4.8 million of interest expense for the nine months ended September 30, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. Proceeds from any offerings are expected to be used to fund expanded selling efforts for the Company’s Niaspan and Advicor products, and for research and development and general corporate purposes. At September 30, 2002, the Company had not issued any securities under this registration statement.

     Although the Company currently anticipates that, including the capital available to the Company under the Credit Facility, the Supplemental Credit Facility, the Standby Facility and the Additional Standby Facility being negotiated between the Company and Mr. Jaharis, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan and Advicor products, its ability to successfully finalize the terms of the Additional Standby Facility, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan and Advicor, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Credit Facility, the Supplemental Credit Facility, the Standby Facility and the Additional Standby Facility, and other events — including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company’s current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

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

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success depends primarily upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

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

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the release of Crestor, a new, highly powerful statin product, and by the release of Zetia, part of a new class of cholesterol-lowering agents. Crestor will be marketed by AstraZeneca, while Zetia will be marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation. Astra Zeneca and Merck/Schering-Plough Pharmaceuticals are both Company competitors with substantially greater resources than Kos. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are eight versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Patents and Trademarks

     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has been issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:

•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to Kos or the Company’s licensors, including the patents covering the Company’s Niaspan product, are invalid or unenforceable.

     In general, the U.S. patents and patent applications owned by or licensed to Kos relate to certain extended-release niacin compositions and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use and composition patents owned by or licensed to Kos, off-label sales might occur that would be difficult to prevent through enforcement of Kos’ patents, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office (the “PTO”) has issued U.S. Patent numbers 6,129,930 and 6,080,428 to the Company with claims related to Niaspan’s composition and method-of-use. In addition, on June 18, 2002, the PTO issued U.S. Patent number 6,406,715 related to certain unique pharmacokinetic features of Kos’ inventive extended-release niacin compositions, including Niaspan and Advicor. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. It may be argued that certain or all of the Company’s aerosol products under development may use a formulation covered by such European or U.S. patents. If that is shown to be the case, the Company would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid in Europe or invalid or unenforceable in the United States. The Company’s development of products that may be covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company’s business.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed the ‘428 and ‘930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect.

     On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid and unenforceable. The two cases were consolidated on September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ ‘715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent.

     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by Kos, or any future patents, may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of the Company’s products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that (1) any of the Company’s future products or methods are not patentable, (2) such products or methods infringe upon the patents of third parties, or (3) the Company’s patents or future patents fail to give Kos an exclusive position in the subject matter to which those patents relate, the Company will be adversely affected. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, or defend an infringement action and challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to the Company, if at all. Patent litigation is costly and time consuming, and the Company may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If the Company does not obtain a license under such patents, or if it is found liable for infringement and if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company does not derive a significant amount of revenues from international operations and does not believe that it is exposed to material risks related to foreign currency exchange rates.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there was no reasonably apparent deficiency in the Company’s disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. The Company is not aware of any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of such controls by the Company.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed Kos’ ‘428 and ‘930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect.

     On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid and unenforceable. The two cases were consolidated September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ ‘715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

Item 6 — Exhibits and Reports on Form 8-K

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

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

KOS PHARMACEUTICALS, INC

Date: November 14, 2002	By:	/s/ Adrian Adams

Adrian Adams, President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Christopher P. Kiritsy

Christopher P. Kiritsy, Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002	By:	/s/ Juan F. Rodriguez

Juan F. Rodriguez, Vice President, Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Adrian Adams, Chief Executive Officer of Kos Pharmaceuticals, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kos Pharmaceuticals, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Adrian Adams

Adrian Adams
Chief Executive Officer

I, Christopher P. Kiritsy, Chief Financial Officer of Kos Pharmaceuticals, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kos Pharmaceuticals, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Christopher P. Kiritsy

Christopher P. Kiritsy
Chief Financial Officer