Form 10-K
period 2002-12-31
KOS PHARMACEUTICALS INC
filed 2003-03-26
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22171

KOS PHARMACEUTICALS, INC.

(Exact Name of Company as Specified in Its Charter)

FLORIDA	65-0670898

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131

(Address of Principal Executive Offices, Zip Code)

Company’s Telephone Number, Including Area Code: (305) 577-3464

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.01 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No  ☐

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☑  No  ☐

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 21, 2003: $197,945,425.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 21, 2003: 20,817,354.

Documents Incorporated by Reference

Definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders
(incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
PART III
ITEM 14. CONTROLS AND PROCEDURES.
PART IV
ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10.16 3rd Amend. & Restated Regi. Rights Agree.
EX-10.19 Revolving Credit & Loan Agreement
EX-10.20 Revolving Credit Promissory Note
EX-10.21 Non-Detachable Stock Purchase Warrant
EX-10.22 2nd Amend. Restated Security Agreement
EX-21 Subsidiaries of the Company
EX-23.1 Consent of Ernst & Young LLP
EX-23.2 Notice Re: Consent of Arthur Andersen LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

Niaspan® and Advicor™ are trademarks of Kos Pharmaceuticals, Inc. Heart AllianceSM is a service mark of Kos Pharmaceuticals, Inc.

Mavik® and Tarka® are trademarks of Abbott Laboratories Inc.

PART I

ITEM 1. BUSINESS

     Kos Pharmaceuticals, Inc. (“Kos” or the “Company”) is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. The Company manufactures its currently marketed products, Niaspan® and AdvicorTM, and markets such products directly through its own specialty sales force and through a sales force provided by a contract sales organization. The Company’s cardio-metabolic products under development consist of controlled-release, once-a-day, oral dosage formulations. The Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with the Company’s proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) compared with existing formulations of such products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities (“NCEs”), may reduce regulatory and development risks and may facilitate the marketing of such products because physicians are generally familiar with the safety and efficacy of such products. All of the Company’s products currently under development require new drug application (“NDA”) filings with the U.S. Food and Drug Administration (“FDA”). Although such NDA filings are more expensive and time consuming than Abbreviated New Drug Applications (“ANDA”) for generic products, developing products that require NDA approval offers several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and a three-year statutory barrier to potential generic competition.

     The principal elements of the Company’s business strategy are as follows: (i) select products with unrealized commercial potential where safety or patient compliance may be improved; (ii) focus on the large, rapidly growing therapeutic markets, which include many chronic diseases requiring long-term therapy; (iii) develop proprietary formulations of currently approved pharmaceutical compounds; (iv) manage internally the clinical development of its products; (v) manufacture its products internally; (vi) market its products directly through the Company’s specialty sales force; and (vii) leverage its core competencies through corporate and academic alliances.

     The Company’s predecessor, Kos Holdings, Inc. (“Holdings”), which was previously named Kos Pharmaceuticals, Inc., was incorporated in Florida on July 1, 1988. On June 25, 1996, Kos (named after the Greek island where Hippocrates founded the science of medicine) was incorporated in Florida as the successor to the business of Holdings. On June 30, 1996, all of the assets (except for certain net operating loss carryforwards) and all of the liabilities of Holdings were transferred to the Company in exchange for shares of Common Stock of the Company (the “Reorganization”). The Reorganization was accomplished in order to transfer the assets and operations of Holdings to the Company while preserving Holdings’ net operating loss carryforwards and related tax benefits for Holdings. As a result, the Company had no tax assets or liabilities as of June 30, 1996. Kos Investments, Inc. (“Investments”) is the sole shareholder of Holdings. Investments is controlled by, and serves as an investment vehicle for Michael Jaharis, one of the Company’s founders and its Chairman Emeritus. All references in this 10-K to the Company include its wholly owned subsidiaries, Kos Life Sciences, Inc. and Aeropharm Technology, Inc. (“Aeropharm”) – which in turn wholly owns IEP Pharmaceutical Devices, Inc. (“IEP”) – and the business and operations of Holdings until June 30, 1996. The Company’s principal executive offices are located at 1001 Brickell Bay Drive, 25th Floor, Miami, Florida 33131, and its telephone number is (305) 577-3464.

Marketed Products

Niaspan

     On July 28, 1997, the Company received clearance from the FDA to market Niaspan for the treatment of mixed lipid disorders. Niaspan is the only once-a-day formulation of a niacin product ever approved by the FDA for the treatment of mixed lipid disorders. The Company began commercializing Niaspan during September 1997.

     Niacin, the active ingredient in Niaspan, is a water soluble vitamin long recognized by the National Institutes of Health (“NIH”) and the American Heart Association (“AHA”) as an effective pharmacological agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein (“LDL”) or “bad” cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein (“HDL”) or “good” cholesterol. Based principally on the results of Kos clinical studies evaluating Niaspan, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, Niaspan is approved by the FDA for the following treatment indications: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) reduce very high serum triglycerides; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin; (iv) reduce recurrent nonfatal myocardial infarction; and (v) promote the regression or slow the progression of atherosclerosis when combined with bile-binding resins. In addition, the FDA-approved prescribing information for Niaspan references its ability to significantly reduce lipoprotein (a) [“Lp(a)”], which is an independent risk factor for coronary heart disease (“CHD”), although no studies have been conducted showing the clinical benefits of exclusively lowering levels of Lp(a).

     During the past eight years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in about a 30% reduction in cardiac events, such as nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite the significant reduction in LDL cholesterol levels, about 70% of cardiac events were not avoided when compared with placebo – suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Accordingly, throughout this period, considerable scientific evidence has continued to emerge showing that many lipid risk factors contribute to CHD disease and, in particular, that niacin has powerful utility in addressing such multiple cholesterol disorders.

     A few years ago, a study, published in the August 1999 issue of The New England Journal of Medicine, conducted by the Department of Veteran Affairs and known as HDL Intervention Trial (“HIT”), showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality. Specifically, the HIT results showed that even a 6% increase in HDL resulted in a 22% reduction in the incidence of CHD-death and nonfatal heart attacks and a 26% reduction in stroke in patients with CHD who had depressed levels of HDL, but normal levels of LDL and triglycerides. More recently, the HDL Atherosclerosis Treatment Study (“HATS”), which was published in the November 2001 issue of The New England Journal of Medicine, concluded that the combination of statin and niacin therapy was strikingly favorable in treating CHD patients, virtually halting atherosclerosis progression and reducing cardiac events up to 90%.

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

     In addition to the HATS trials, during 2001, the Assessment of Diabetics Control and Evaluation of the Efficacy of Niaspan Trial (“ADVENT”), which was sponsored by Kos, evaluated the effects of Niaspan on lipids and blood sugar levels in 148 diabetic patients. Kos sponsored this trial because previous reports had shown that niacin can raise blood sugar levels in diabetic patients; thus, blunting the use of niacin in diabetics despite these patients having low HDL and abnormal triglycerides. The results of this study, which was published in the July 22, 2002, issue of the Archives of Internal Medicine, showed that Niaspan increased HDL up to 24% and decreased triglycerides by as much as 30%, with minimal effect on glucose control. Based on these study results, in 2002 Kos submitted a Supplemental New Drug Application (sNDA) to the FDA to expand the current Niaspan label to include the treatment of dyslipidemia in patients with type 2 diabetes.

     In 2002, Kos submitted another sNDA to the FDA for Niaspan to expand the current label to include reducing the risk of stroke or transient ischemic attack (TIA: sometimes referred to as ‘ministrokes’) in patients with a previous heart attack and elevated cholesterol levels. The sNDA for Niaspan is based on results from the landmark Coronary Drug Project (“CDP”), a double-blinded, placebo-controlled, long-term secondary prevention study. This morbidity/mortality study, sponsored by the National Heart, Lung, and Blood Institute of the NIH, showed that people taking niacin had significantly fewer strokes and TIA’s compared with patients taking a placebo.

     During 2002, Kos continued to benefit from the revised guidelines established by the expert panel of the National Cholesterol Education Program (“NCEP”), published in the May 2001 edition of the Journal of the American Medical Association. These revised guidelines not only emphasize the importance of aggressively treating LDL cholesterol, but also advocate treating lipid abnormalities beyond LDL cholesterol. Specifically, the revised NCEP guidelines increase the threshold for defining low HDL cholesterol from 35 to 40 mg/dL, and lower the thresholds for triglyceride classifications to give more attention to moderate disorders. Moreover, the latest NCEP parameters raise the cardiac risk levels for people with diabetes to the equivalent of people with CHD. Finally, the expert panel increased its recommendation of the number of patients who should be taking cholesterol modifiers to 36 million patients (of which only 13 million patients are currently taking such medications), an almost three-fold increase since the previous guidelines were first published in 1993.

     The Company markets Niaspan directly to specialist physicians within the cardiovascular market who specialize in treating patients with CHD and who are among the leading prescribers of lipid-altering medications. Such “lipid-management specialists,” who largely focus on treating the 14 million Americans who have CHD, consist principally of cardiologists, endocrinologists, and internists. Of the 14 million Americans who are estimated by the AHA to have CHD, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. The Company believes that patients with low HDL or multiple lipid disorders would benefit from Niaspan therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or “statin,” to reduce LDL combined with Niaspan to raise HDL, lower triglycerides, and enhance the statin’s LDL efficacy. Since the launch of Niaspan, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. During 2002, over 70% of the approximately 15,000 cardiologists present in the U.S. cardiovascular market prescribed Niaspan and since 1997 more than 140,000 physicians have prescribed Niaspan at least once.

     Niaspan will also benefit from an expanded field sales force in 2003, consisting of 450 Kos sales representatives by year-end 2003, and 150 under the terms of a contract sales agreement entered into on December 17, 2001 (the “Contract Sales Force Agreement”). As of March 14, 2003, Kos had 364 sales representatives and the contract sales organization had 145 representatives promoting the Niaspan and Advicor products. The representatives provided under the Contract Sales Force Agreement complement the Company’s existing sales force. Under the terms of the Contract Sales Force Agreement, the contract sales organization will provide the Company with an approximately 150-person field sales force for a two-year term ending December 31, 2003. The Company pays the contract sales organization a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002. The royalty amounts payable to the contract sales organization are subject to a cumulative minimum of $45 million over the term of the Contract Sales Force Agreement, not to exceed $75 million over such contract term.

     In addition to a larger field sales force, Kos intends to increase its promotional commitment to Niaspan during 2003. Such promotional efforts will consist of investments in medical education grants, symposia, and expert advisory boards to establish the importance of modulating multiple lipid risk factors in an effort to thwart CHD. Such continued investment in the product is expected to add awareness and expand usage by targeted physicians.

     In addition to promoting Niaspan as the drug of choice to treat low HDL cholesterol and multiple lipid disorders, the Company informs physicians as to the manner in which Niaspan achieves its safety and efficacy profile. This marketing initiative is implemented through direct office visits with selected physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of Niaspan through brochures and the product sample pack. Information delivered by the Company to physicians and patients includes a discussion about the flushing side effects of Niaspan, including the importance of proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking Niaspan will flush occasionally, the Company believes that the combination of Niaspan’s formulation, its patented dosing regimen, and proper dose titration should result in an incidence of flushing episodes that are tolerable for most patients. Niaspan’s patented dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release niacin.

Advicor

     On December 17, 2001, the Company received clearance from the FDA to market Advicor (extended-release niacin/lovastatin) tablets. The approval of Advicor marks the first time that the FDA has approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing Advicor to physicians on January 28, 2002. Advicor is a single tablet formulation containing Niaspan and lovastatin (a statin drug which was marketed by Merck under the brand name Mevacor, prior to its patent expiration, which occurred on December 17, 2001). The Company believes that a once-a-night tablet with the combined complementary properties of Niaspan and lovastatin represents an effective method for treating patients with mixed lipid disorders.

     Advicor is indicated for the treatment of primary hypercholesterolemia and mixed dyslipidemia in patients previously treated with either component and who require additional lipid modification for LDL and HDL cholesterol, and triglycerides beyond that achieved by the individual components. Advicor is not indicated for initial therapy. In multicenter clinical trials, Advicor was generally well-tolerated with a safety profile comparable to that of Niaspan and lovastatin alone. The most frequently reported adverse events included flushing, upset stomach, and rash. As with other lipid-altering drugs, periodic monitoring of liver enzymes is recommended as is observation for rare but serious adverse events such as myopathy. Advicor is contraindicated for pregnant or nursing women or for patients with liver problems or active peptic ulcer.

     The launch of Advicor in January 2002 was not only supported by the significant inroads made by Kos in educating the medical community about the importance of treating multiple lipid disorders, but also by the increasing scientific evidence showing that many lipid risk factors contribute to CHD. During 2001, Kos contributed to the advancement of such scientific data by sponsoring a Phase IV clinical study that compared the potency of Advicor with the two best-selling statins in modulating multiple lipid risk factors. The results of this 316-patient study, known as ADVOCATE, were presented at the March 2002 meeting of the American College of Cardiology and published in the March 15, 2003 issue of the American Journal of Cardiology, and showed that Advicor’s LDL efficacy is comparable to the leading statin drugs while its efficacy in all other lipid parameters is far superior. Specifically, patients receiving 1000mg/40mg of Advicor (the projected “workhorse” dose) showed reductions in LDL, triglycerides and Lp(a) of 39%, 30% and 16% respectively, while increasing HDL by 20%. In comparison, patients receiving 10mg of atorvastatin, the “workhorse” dose of Lipitor, revealed a 38% and 15% reduction in LDL cholesterol and triglycerides, while increasing HDL only 3% and producing an undesirable increase in Lp(a) of 5%. During 2002, Kos completed another Phase IV study with a focus on safety, known as IMPACT, which included about 5,000 patients and 1,000 doctors. The results of this study showed less than 0.5% incidence in elevated liver functions tests and no drug-related myopathy events were reported. The data from these two studies provide compelling evidence of the potency of Advicor to offer physicians a convenient single tablet therapy when the individual components have not achieved the desired therapeutic response for treating patients with multiple lipid disorders.

     Similar to Niaspan, the Company markets Advicor directly to specialist and primary care physicians within the cardiovascular market who specialize in treating patients with CHD and who are among the leading prescribers of lipid-altering medications. The Company believes that patients requiring treatment for primary hypercholesterolemia or mixed dyslipidemia who require additional lipid modification for LDL and HDL cholesterol and triglycerides, beyond that achieved by the individual drug components, would benefit from Advicor therapy. The Company also believes that this patented once-a-night product will offer significant improvements in patient compliance compared with taking each component of the drug independently under its recommend dosing regimen. Moreover, based on market research and on historical Niaspan prescribing trends, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event.

     Because Niaspan is one of the two active ingredients in Advicor, most patients taking Advicor will flush occasionally. Similar to its promotional and educational efforts for Niaspan, the Company also strives to educate patients and physicians about the benefits and proper use of Advicor. These efforts are mostly conducted through office visits with selected physicians, medical journal reprints, medical seminars and clinical discussion groups. The Company also educates patients on the benefits of and proper use of Advicor through brochures and product samples. Consequently, the Company believes that its patented dosing regimen and proper dose titration should result in tolerable flushing incidents for most patients. Further, because Advicor, like Niaspan, is also taken once-daily at night, any flushing episode should occur while the patient is sleeping; thus, not causing the discomfort and embarrassment that accompanies the multiple daytime flushing episodes that occur with other niacin preparations.

     Through late 2001, the Company was subject to the terms of a co-promotion agreement with DuPont Pharmaceuticals Company (“DuPont”), to co-promote Advicor. Under the terms of the agreement, Kos received from DuPont a $20-million equity investment during 2000. DuPont was to share half of the cost of medical education, clinical studies, and promotion programs, and it was to match the Company’s field force “detailing” efforts with physicians, which is when Kos sales representatives meet with physicians to educate them about the therapeutic benefits of the Company’s products. In return, DuPont was to receive essentially half of the gross profit on the sale of Advicor. On October 1, 2001, DuPont’s parent company, E. I. du Pont Nemours sold DuPont to Bristol-Myers Squibb Company (“BMS”). On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos a one-time, $45 million settlement. Moreover, in connection with this settlement, Kos also regained full marketing rights to the Advicor product, including the right to all product profits and the ability to enter into partnership arrangements with other parties.

International Commercialization Agreement with Merck KGaA

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products. On November 5, 2002, Kos received $9.2 million as an upfront payment from Merck. This upfront payment will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

     In 1999, Kos received marketing approval for Niaspan in the United Kingdom, and in 2002 submitted Advicor for marketing approval in the United Kingdom.

Co-promotion of Mavik® and Tarka®

     Through December 31, 2001, the Company was subject to the terms of a co-promotion collaboration agreement with Knoll Pharmaceutical Company (“Knoll”), for the promotion and marketing of Knoll’s Mavik and Tarka products (Mavik® and Tarka® are registered trademarks of Abbott Laboratories) within the United States (the “Knoll Agreement”). The Company and Abbott agreed to terminate the Knoll Agreement effective January 1, 2002. Under the terms of the Knoll Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. The Company recorded $7.2 million, $5.0 million, and $2.7 million of co-promotion revenue as a result of the Knoll Agreement for the years ended December 31, 2001, 2000, and 1999, respectively.

Products Under Development

     Although the Company has obtained clearance from the FDA to market Niaspan and Advicor, the Company’s other products under development are at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that the Company will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of the Company’s products under development. Thus, there can be no assurances that any of the Company’s products under development will be developed and commercialized in a timely manner, or in accordance with the Company’s plans or projections, or at all. The Company may determine to discontinue the development of any or all of its products under development at any time.

Solid-Dose Drug Delivery Systems

     The Company continues to conduct research on novel solid-dose drug delivery systems. The Company has also initiated a variety of lifecycle management projects consisting of product line extensions and clinical studies to support additional uses of Niaspan and Advicor through label enhancements. During 2002, utilizing the Company’s considerable knowledge obtained from formulating both Niaspan and Advicor, Kos also continued to make progress in developing innovative solid-dose delivery systems that could be used to formulate a variety of compounds, including the filing of three NDA’s with the FDA which are expected to produce new products after 2007, and a gastric retention drug delivery platform. The first NDA product, known as KS 01-018, is expected to reach the market in 2007 and is a product for peripheral arterial disease. With this product, the Company expects to affect a disease that is mostly under-treated because there are no highly effective products currently available. The second NDA product, known as KS 01-019, is a dual component therapy for dyslipidemia that is expected to be more potent than Advicor with respect to lowering LDL cholesterol. The third NDA product, known as KS 01-017, is a dual regulator of glucose and lipids that is expected to be equally potent to Niaspan in modulating multiple lipids, while also reducing blood sugar levels on par with some widely utilized oral anti-diabetic medications. The gastric retention platform encompasses technology in-licensed from Purdue Research Foundation, an affiliate of Purdue University, which grants the Company exclusive commercialization rights to technology invented at Purdue for the development of gastric retention drug delivery systems for pharmaceutical products. The licenses to the Purdue patents will enable Kos to formulate both insoluble and soluble compounds for Kos to develop and market or for Kos to develop and market with other parties on a collaborative basis. The Company will continue to develop its solid-dose drug delivery system platform in 2003, as well as it may seek one or multiple developmental partners to further such efforts.

Advanced Inhalation Delivery Research

     Leveraging its unique aerosol formulation expertise, Kos continues to formulate several proteins and peptides, including recombinant insulin, for delivery to the lungs using a Kos proprietary metered-dose inhaler (“MDI”) device. During 2002, Kos completed proof-of-principle studies in humans demonstrating that Kos’ recombinant insulin product is bioavailable in the lungs (approximately 15%) while exhibiting excellent dose-to-dose reproducibility. The Company believes that such compelling results may be attractive to potential development partners for not only developing this product, but also for other proteins/peptides, possibly on a contract formulation basis. As the Company continues to generate cogent in vitro and in vivo data demonstrating the performance and efficacy of delivering such proteins via the lung through Kos MDI devices, Kos expects to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis.

     Kos also believes it has a leadership position in formulating proteins to be delivered through MDI devices using non-CFC propellants. As such, Kos is presently evaluating other macromolecules and specific inhalation steroids in the HFA-134a propellant systems to position this technology in preparation for the federally-mandated CFC phase-out of all ozone-depleting metered-dose inhalers in 2005.

Metered-Dose Inhalation Devices and Other Device Products

     Complementing Kos’ strong formulation capabilities, Kos has developed a line of inhalation devices that are proprietary, state-of-the art and useful for delivering small and large molecules. The principal features of the devices are three-fold: 1) improved coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration; 2) improved ergonomics, which leads to increased patient compliance; and 3) reduced drug retention, due to improved design and mechanics of the devices. To date, the Company has focused its development efforts on three MDI devices; a breath-coordinated inhaler, a breath-actuated inhaler and a spacerless MDI device that generates low plume force. Each of these devices offers distinct benefits and may be deployed on an a la carte basis depending on potential partners’ interest. The Company also is developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. The Company is also continuing efforts to develop a compact portable nebulizer earmarked for products requiring large dosages to be administered into the respiratory airwaves. In 2002, nine patents were issued supporting various elements of the inhalation delivery technology. The Company currently intends to use the inhalation dose-counter on all of its proprietary inhalation devices.

Licensing and Other Activities

     The Company continues to aggressively pursue collaborative opportunities, including acquiring or licensing the use of selected products and technologies from third parties (known as “in-licensing”); product co-marketing arrangements; joint ventures; and other strategic alliances. Many existing pharmaceutical products or products currently under development may be suitable candidates for specialty promotional or co-marketing campaigns. Accordingly, Kos intends to attempt to identify licensing, co-marketing, and product acquisition opportunities that can complement the Company’s future product portfolio. In situations where third-party drug delivery technologies are complementary to the Company’s drug development formulation capabilities, the Company may pursue licensing rights for such technology.

     The Company is also pursuing strategic alliances to license certain of its products and technologies to third parties (known as “out-licensing”). Specifically, having established Kos’ important international commercialization agreement with Merck KGaA, which enables Kos to leverage Merck KGaA’s strong presence in over 100 countries, the Company continues to be receptive to forging co-promotion alliances for these products in the United States, Canada and Japan. Lastly, Kos currently intends to establish strategic alliances with corporate partners with respect to its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to the Company or at all.

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

     In the United States, the Company owns 45 patents, filed 57 additional patent applications, and has been licensed 4 patents. In addition, the Company has received patents and filed patent applications in foreign jurisdictions.

     In general, the U.S. patents and patent applications owned by or licensed to Kos are directed to compositions and methods of using those compositions to treat specified conditions. Patent protection is not available for the chemical entity that comprises the active ingredient in Niaspan, or either of the two active ingredients in Advicor. The active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of a composition or method-of-use patent owned by or licensed to Kos, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office has issued U.S. Patents 6,129,930, 6,080,428 and 6,406,715 to the Company with claims covering Niaspan’s composition and method-of-use consistent with its recommended once-a-day dosing regimen. On February 7, 1997, the Company entered into a cross-licensing agreement with a generic manufacturer pursuant to which the Company has agreed to resolve, as between themselves, the effects of a potential interference by granting licenses under the Company’s respective patents. The Company has purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company’s aerosol products under development may use a formulation covered by such European or U.S. patents. In such event, the Company would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid or unenforceable in Europe or the United States, respectively. The Company’s development of products that might be covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company’s business.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and enforceable, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

     The outcome of this litigation with Barr cannot yet be determined. There can be no assurance, however, that the outcome of this litigation will not have a material adverse effect on the Company’s business, results of operations, and financial condition.

     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by Kos, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of the Company’s products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of the Company’s future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that the Company’s patents or future patents fail to give Kos an exclusive position in the subject matter claimed by those patents, the Company will be adversely affected. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to the Company, if at all. Patent litigation is costly and time consuming, and the Company may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If the Company does not obtain a license under such patents, if it is found liable for infringement, or if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

     The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that the Company maintains a competitive technological position, by relying on trade secrets and unpatented know-how, such competitive technological position may be compromised if others independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors, and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company’s confidential information and may not provide Kos with an adequate remedy in the event of unauthorized disclosure of such information. If the Company’s employees, scientific consultants, or collaborators develop inventions or processes independently that may be applicable to the Company’s products under development, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company’s property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company’s proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

     The Company engages in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements. Several legislative bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination subject matter, and enforceability. It is not certain whether any of these bills will be enacted into law or what form such new laws may take. Accordingly, the effect of such potential legislative changes on the Company’s intellectual property estate is uncertain.

     Niaspan, Advicor and “Kos” are the Company’s principal registered trademarks, although other applications for registration of trademarks and service marks are currently pending in the PTO and additional applications are in the process of being filed.

Marketing

     Kos markets its branded proprietary products through its own specialty sales force and through a sales force provided by a contract sales organization. A fundamental element of the Company’s product selection strategy is to focus on products where a relatively concentrated group of specialist physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by the Company’s products. The Company believes that such specialist physicians will be the most receptive to the patient compliance, safety, or other therapeutic advantages that the Company’s products will seek to offer. Accordingly, the Company believes that significant market gains can be achieved with such products through the use of a relatively small, well-trained sales force concentrating its detailing efforts on informing such specialist physicians about the scientific basis for the therapeutic advantages of the Company’s products.

     As of March 14, 2003, the Company had a 399-person sales and marketing organization, excluding 145 sales representatives being provided by the contract sales organization. During 2002, in connection with the commercial launch of Advicor, Kos significantly increased the size of its sale force. The majority of the Kos sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing Niaspan during September 1997 and Advicor on January 28, 2002. The Company believes that the sizable increase in sales force personnel, including the effect of those provided by the contract sales organization, will allow Kos to reach a greater physician audience while, at the same time, increase the amount of repeat visits made to its physician target list.

Manufacturing

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both products. Kos began manufacturing Niaspan in the Edison facility during the second quarter of 2001. Although both products have been approved for manufacture in the Edison facility and are produced in substantial compliance with current good manufacturing practice regulations as required by the FDA for the manufacture of pharmaceutical products, Kos has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of its current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process, or to comply with current good manufacturing practices regulations and other regulations could delay the approval of Kos’ products under development or limit its ability to meet the demand for our products, any of which would have a material adverse effect on Kos. Such occurrences may require the Company to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

     The Company intends to continue to contract the packaging of its manufactured products to third parties. The Company may begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company’s raw materials, including the active ingredients in Niaspan and Advicor are currently obtained from single sources of supply. The Company does not have a contractual supply arrangement with the sole supplier of the active ingredient in Niaspan or with the supplier of the lovastatin component of Advicor. The Company intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredients in Niaspan and Advicor, although an alternate source for at least one such material will not be available because of the supplier’s patent rights.

     In 2002, Kos steadily improved its efficiency in manufacturing Niaspan and achieved its budgeted gross margin estimate for Advicor. Specifically, Niaspan gross margins increased almost three percentage points for 2002, reaching over 93% of net sales, while Advicor gross margins reached almost 80% for the year. Consequently, Kos’ combined gross margins for these products reached 91%. The Company expects improvements in gross margins going forward, mostly as a result of increased Advicor sales volumes and as more efficient higher-yielding manufacturing equipment becomes operational.

Competition

     The Company’s products compete with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe, and elsewhere. The Company estimates that its existing Niaspan and Advicor prescriptions account for approximately 3.1% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price, and patent position. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection, discover new drugs, or establish collaborative arrangements for drug research. Most of the Company’s competitors have substantially greater financial, technical, and human resources than the Company, including combined field sales forces approximating 17,000 representatives currently active within the dyslipidemia market, compared with the Company’s approximately 364-person field sales force and may be better equipped to develop, manufacture, and market products. Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in immediate-release form, for treatment of hyperlipidemia.

     The Company’s cardiovascular and respiratory products, when developed and marketed, will also compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States.

Government Regulation

     The development, manufacture, and potential sales of prescription pharmaceutical products are subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous pre-clinical and clinical testing and to other approval and post-approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries. The FDA regulates all aspects of a product’s testing, labeling, promotion, and manufacture, and can impose substantial restrictions on these activities before or after approval of such product.

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

     The Company’s research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of contamination or injury from these materials cannot be eliminated. In the event of such contamination or injury, the Company could be held liable for resulting damages, which could be material to the Company’s business, financial condition, and results of operations. The Company is also subject to numerous environmental, health, and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state, and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

     Completing the multitude of steps necessary prior to the commencement of marketing requires the expenditure of considerable resources and a lengthy period of time. There can be no assurance of approval within any particular period, if ever; or if approval is granted, of continued approval thereafter. Delay or failure in obtaining, or the withdrawal of, the required approvals, clearances, permits, or inclusions by the Company or its future corporate partners or licensees, if any, would have a material adverse effect on the ability of the Company to generate sales or royalty revenue. Further, the passage and implementation of new or changed laws or regulations, or the potential impact on the Company of such actions cannot be anticipated.

Employees

     As of March 14, 2003, the Company had 726 full-time employees. No employee is represented by a union. The Company believes its employee relations are good. The Company also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. The Company expects to continue to require the services of such outside consultants.

Available Information

     The Company’s Internet address is www.kospharm.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

     The Company leased the following properties as of December 31, 2002:

			Lease Expiration	Minimum
		Square	(Including Renewal	Annual
Location	Use	Feet	Options)	Rent

Miami, FL	Corporate offices	13,400	December 2004	$510,000
Miami Lakes, FL	Research and admin. offices	21,000	December 2003	440,000
Hollywood, FL	Manufacturing, research and admin. offices	23,500	November 2004	360,000
Weston, FL	Research and admin. Offices	50,000	August 2008	1,400,000
Edison, NJ	Manufacturing, research, and admin. offices	54,200	October 2006	540,000
Raleigh, NC	Device engineering offices	6,000	August 2009	65,000

     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near-term requirements.

ITEM 3. LEGAL PROCEEDINGS

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of Kos, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon Kos’ motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint against the Company and the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. On July 16, 2002, the 11th Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims with prejudice. The plaintiffs have petitioned the Court of Appeals for a rehearing of the appeal, which has not yet been ruled upon by the court.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

     On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and enforceable, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol “KOSP”. As of March 10, 2003, there were 420 registered shareholders of record of the Company’s Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company’s Common Stock on the Nasdaq National Market System.

Year Ended December 31, 2002	High	Low

First Quarter	$35.27	$19.30
Second Quarter	29.16	15.50
Third Quarter	20.70	10.03
Fourth Quarter	24.16	10.38

Year Ended December 31, 2001	High	Low

First Quarter	$21.13	$14.31
Second Quarter	38.00	16.75
Third Quarter	40.69	23.45
Fourth Quarter	36.90	23.45

     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended December 31, 2002, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations:
Revenues, net	$172,693	$91,447	$60,174	$36,340	$13,038
Cost of sales	15,362	7,646	5,932	5,406	3,276

	157,331	83,801	54,242	30,934	9,762

Operating expenses:
Research and development	43,981	30,974	26,459	25,619	29,144
Selling, general and administrative	130,145	83,587	56,831	56,843	61,519

Total operating expenses(1)	174,126	114,561	83,290	82,462	90,663

Loss from operations	(16,795)	(30,760)	(29,048)	(51,528)	(80,901)
Other:
Interest income, net	160	242	323	169	1,793
Interest expense-related parties	(4,039)	(6,081)	(6,560)	(3,207)	(68)
Other income (expense)(1)	(142)	38,985	20	14	15

Net income (loss)	$(20,816)	$2,386	$(35,265)	$(54,552)	$(79,161)

Net income (loss) per share(2):
Basic	$(1.01)	$0.12	$(1.84)	$(3.06)	$(4.50)
Diluted	(1.01)	0.10	(1.84)	(3.06)	(4.50)
Weighted average common stock and common stock equivalents used in computing net income (loss) per share(2):
Basic	20,582,205	20,221,089	19,202,877	17,842,879	17,589,767
Diluted	20,582,205	22,798,632	19,202,877	17,842,879	17,589,767

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet:
Cash and marketable securities	$19,572	$45,319	$6,125	$4,336	$4,879
Working capital (deficit)	(54,644)	27,160	(1,911)	(2,354)	(3,136)
Total assets	69,441	82,941	29,648	26,258	21,570
Total long-term debt(3)	34,025	95,082	72,000	62,089	9,239
Accumulated deficit(4)	(293,361)	(272,545)	(274,931)	(239,666)	(185,114)
Shareholders’ deficit	(74,709)	(58,439)	(65,090)	(53,195)	(338)

(1)	For 2001, includes the effect of a $45 million settlement received from Bristol Myers Squibb Company, of which $6 million was recorded as reimbursement of operating expenses and $39 million as other income. See Note 2 of Notes to Consolidated Financial Statements for information concerning this settlement payment.

(2)	See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

(3)	For 2002, excludes $50 million of debt due to Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, as such debt matures on December 31, 2003.

(4)	In connection with the transfer on June 30, 1996, of assets and liabilities from Kos Holdings, Inc. to the Company, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits, were not transferred to the Company. The Company can only utilize net operating loss carryforwards sustained subsequent to June 30, 1996 (amounting to $234 million as of December 31, 2002), to offset future taxable income, if any. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technology, Inc. (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities, and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this Form 10-K filing to the Company’s business include the business and operations of Holdings until June 30, 1996.

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through December 31, 2002, the Company had accumulated a deficit from operations of approximately $293 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $234 million as of December 31, 2002, to offset future taxable net income, if any.

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

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns, rebates, and other allowances. The impact of these estimates on results of operations for the years ended December 31, 2002 and 2001, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Such changes to these estimates have not been material to the Company’s results of operations during the three-year period ended December 31, 2002.

     Similar to most other pharmaceutical companies, Kos has at times been subject to significant “forward buy-in” from pharmaceutical wholesalers. “Forward buy-in” is a practice whereby pharmaceutical wholesalers, relying on their ability to predict manufacturer price increases, augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. Thus, depending on when a particular wholesaler’s forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such product in that period. As a result, the Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of its products are present throughout the product distribution channel. If such abnormally high inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. Accordingly, the Company did not recognize $11.1 million in net revenues and related expenses associated with product shipments made during the year ended December 31, 2002 and will not recognize such gross revenues and related expenses until the level of Niaspan and Advicor products warehoused by customers returns to normal levels.

     A key variable used by the Company to assess the level of product return risk entails a determination of an appropriate or “normal” measurement of the inventory level throughout the product distribution channel, in terms of months-on-hand, necessary to meet normal demand for its products without an excessive risk of product return. As of December 31, 2002, the Company, based on the latest available market data and on its internal analysis, believes the appropriate industry level to be 1.9 months-on-hand, which is consistent with the Company’s determination of appropriate inventory levels for periods prior to the December 31, 2002 year. If, however, the Company had utilized during the year ended December 31, 2002, a lower number of months-on-hand to estimate whether increased risk of product return existed because abnormally high inventory levels of such products were present throughout the product distribution channel, reported net revenue for the year ended December 31, 2002 would have been reduced and the amount of net revenue that would not have been recognized would have increased.

Years Ended December 31, 2002 and 2001

     The Company’s reported revenue, including the effect of Niaspan and Advicor revenue not recognized during the period, increased to $172.7 million for the year ended December 31, 2002, from $91.4 million for 2001. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during 2002 as compared to 2001, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the years ended December 31, 2002 and 2001, were as follows:

	Year Ended
	December 31,

	2002	2001

	(in millions)
Product shipments	$176.8	$87.4
Prior period product shipments recorded as revenue during period	7.0	3.8
Current period product shipments not recognized as revenue	(11.1)	(7.0)

Reported product sales	$172.7	$84.2

     The increase in Niaspan and Advicor product sales during the year ended December 31, 2002, were partially offset by the absence, during the 2002 period, of $7.2 million in co-promotion revenue associated with the terms of a co-promotion agreement with Abbott Laboratories, Inc. (“Abbott”), for the promotion and marketing of Abbott’s Mavik and Tarka products within the United States (the “Abbott Agreement”). Under the terms of the Abbott Agreement, the Company received an increasing percentage of revenue based on sales thresholds. Kos and Abbott agreed to terminate the Abbott Agreement effective January 1, 2002. Accordingly, revenue for the year ended December 31, 2002, does not reflect co-promotion revenue associated with the Abbott Agreement.

     Gross profit (reported product sales less cost of product sold) for the year ended December 31, 2002, was $157.3 million, compared with $76.6 million for the 2001 period.

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

     On January 28, 2002, following the termination of the DuPont Agreement, the Company began commercializing its Advicor product. Accordingly, results of operations for the year ended December 31, 2002, reflect the Company’s significant efforts in connection with the commercial launch of this new product.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products. On November 5, 2002, Kos received $9.2 million as an upfront payment from Merck. This upfront payment will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

     The Company’s research and development expenses increased to $44.0 million for the year ended December 31, 2002, from $31.0 million for the year ended December 31, 2001. The increased expense related primarily to increases of $3.6 million in personnel and personnel related costs, $3.3 million in medical education costs in support of the Niaspan and Advicor products, and of $2.5 million in formulation development costs for products under development. Research and development expenses were also affected by the absence, during the 2002 period, of a $3.9 million contribution made by DuPont during the 2001 period pursuant to the DuPont Agreement, which agreement was terminated on December 17, 2001. Under the terms of the DuPont Agreement, DuPont shared equally with the Company in costs associated with the clinical development, medical education, and promotional efforts of the Company’s Advicor product. This growth in research and development expenses was partially offset by a decrease of $1.5 million in clinical study costs as a result of the substantial completion, during the 2002 period, of an Advicor clinical trial.

     Selling, general and administrative expenses increased to $130.1 million for the year ended December 31, 2002, from $83.6 million for the year ended December 31, 2001. Within this category, selling expenses increased to $108.5 million for the 2002 period from $69.6 million for the comparable 2001 period. The growth in selling expenses was primarily related to increases of $21.2 million in sales force operating costs, of $13.5 million in marketing costs, of $4.1 million in royalty expenses, of $1.5 million in fees associated with a contract sales organization’s assistance in the promotion of the Company’s Niaspan and Advicor products, of $0.8 million in medical education grants, and by the absence, during the 2002 period, of a $4.2 million contribution made by DuPont during the 2001 period pursuant to the DuPont Agreement. Because of the termination of the Abbott Agreement, selling expenses for the year ended December 31, 2002, also exclude the effect of co-promotion expenses associated with such co-promotion arrangement, which totaled $7.0 million for the year ended December 31, 2001. General and administrative expenses increased to $21.6 million for the 2002 period, from $14.0 million for the 2001 period. This increase in general and administrative expenses related primarily to an increase of $2.7 million in personnel and personnel related costs, of $2.2 million in patent costs, and $2.7 million in other costs associated with the expanded activities of the Company.

     The Company is subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $84 million as of December 31, 2002, and bear interest at the prime rate (4.25% as of December 31, 2002). Interest expense under these credit facilities totaled $4.0 million and $6.1 million for the years ended December 31, 2002 and 2001, respectively.

     The Company incurred a net loss of $20.8 million for the year ended December 31, 2002, compared with net income of $2.4 million for the year ended December 31, 2001.

Years Ended December 31, 2001 and 2000

     The Company’s reported revenue, including the effect of Niaspan revenue not recognized during the period, increased to $91.4 million for the year ended December 31, 2001, from $60.2 million for 2000. This $31.2 million increase in revenue reflects a $29.1 million increase in recorded sales of the Company’s Niaspan product. The increase in Niaspan revenue is best explained as follows:

	Year Ended
	December 31,

	2001	2000

	(in millions)
Product shipments	$87.4	$56.6
Prior period product shipments recorded as revenue during period	3.8	2.3
Current period product shipments not recognized as revenue	(7.0)	(3.8)

Reported product sales	$84.2	$55.1

     Revenue for the year ended December 31, 2001, also included $7.2 million, or an increase of $2.2 million, in co-promotion revenue associated with the Abbott Agreement.

     Cost of sales was $7.6 million and $5.9 million for the years ended December 31, 2001 and 2000, respectively. The higher cost of sales in 2001 was attributable to higher Niaspan volume during the period, partially offset by efficiencies attained in the production of Niaspan.

     On December 17, 2001, the FDA issued to the Company an approval letter granting marketing clearance for the Company’s Advicor product. Accordingly, results of operations for the year ended December 31, 2001, reflect the Company’s significant preparations in anticipation of the commercial launch of this new product.

     The Company’s research and development expenses increased to $31.0 million for the year ended December 31, 2001, from $26.5 million for the year ended December 31, 2000. The increased expense related primarily to increases of $3.4 million in medical education costs in support of the Niaspan product and the anticipated launch of the Advicor product, of $2.0 million in personnel and personnel related costs, and of $2.8 million in clinical study costs mostly associated with an Advicor safety study. These increases in research and development expenses were partially offset by a $3.9 million contribution received from DuPont under the terms of the DuPont Agreement.

     Selling, general and administrative expenses increased to $83.6 million for the year ended December 31, 2001, from $56.8 million for the year ended December 31, 2000. Within this category selling expenses increased $23.6 million to $69.6 million for the year ended December 31, 2001, primarily as a result of an increase of $13.0 million in sales force operating expenses, of $11.4 million in marketing programs in support of Niaspan and Advicor, of $2.5 million in marketing costs associated with Mavik and Tarka promotional efforts, and of $0.3 million in royalty expenses associated with the increase in net sales of the Niaspan product. These increases in sales and marketing expenses were partially offset by a $4.2 million contribution received from DuPont under the terms of the DuPont Agreement. General and administrative expenses increased to $14.0 million for the year ended December 31, 2001, from $10.8 million for the preceding period, primarily as a result of an increase of $2.1 million in personnel and personnel-related costs.

     Results of operations for the year ended December 31, 2001, also include the effect of termination of the DuPont Agreement on December 17, 2001. Such termination, which concluded with the DuPont Payment, resulted in the Company recording approximately $39 million as other income for the year ended December 31, 2001.

     Interest expense under the Company’s credit facilities totaled $6.1 million and $6.6 million for the years ended December 31, 2001 and 2000, respectively.

     The Company recorded net income of $2.4 million for the year ended December 31, 2001, compared with a net loss of $35.3 million for the year ended December 31, 2000.

Liquidity and Capital Resources

     At December 31, 2002, the Company had cash and cash equivalents totaling $19.6 million (of which $17.1 million was pledged as collateral for the Company’s letter of credit facility with a local bank) and a working capital deficiency of $54.6 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of December 31, 2002, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $12.5 million. During the year ended December 31, 2002, the Company spent $6.7 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to increase the level of capital expenditures during 2003 mostly to provide increased production capacity for the Advicor product. Accordingly, 2003 capital expenditures are expected to be significantly higher than those incurred during the year ended December 31, 2002.

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998, with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2002. Borrowings, when outstanding, will bear interest at the prime rate (4.25% as of December 31, 2002), and are subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership that she controls. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of December 31, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility have been converted as of December 31, 2002, the conversion of amounts borrowed under the Supplemental Credit Facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, thus causing material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. If such debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $34 million as of December 31, 2002, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $4.0 million and $6.1 million of interest expense for the years ended December 31, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. Proceeds from any offerings are expected to be used to fund expanded selling efforts for the Company’s Niaspan and Advicor products, and for research and development and general corporate purposes. At December 31, 2002, the Company had not issued any securities under this registration statement.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, the Supplemental Credit Facility, and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan and Advicor products, its ability to continue to access its credit facilities, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan and Advicor, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility, the Supplemental Credit Facility, and the Standby Facility, and other events – including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company’s current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project”, “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the size of its sales force and the amount of the sales of its products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; commercialize its products outside the United States and the success of its relationship with Merck KGaA; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those projected in a forward-looking statement. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, and by the possible 2003 release of Crestor, a new, highly powerful statin product. Zetia is being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor will be marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are both competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are eight versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

History of Operating Losses; Uncertainty of Future Profitability

     To date, the Company has dedicated most of its financial resources to the development and commercialization of the Niaspan and Advicor products, the development of other products, and general and administrative expenses. The Company expects to incur significant operating losses for at least the first half of 2003, due primarily to continued manufacturing and marketing, sales and administrative expenses associated with the Niaspan and Advicor products, and for investments in the Company’s research and development programs. However, additional significant losses may continue thereafter. The Company’s ability to achieve and maintain profitability will depend, among other things, on the commercial success of the Niaspan and Advicor products; on the Company’s ability to successfully exploit the Company’s manufacturing and sales and marketing capabilities; on the Company’s ability to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for the Company’s products under development; and on the Company’s ability to maintain sufficient funds to finance the Company’s activities. Although the Company recorded net income of $2.4 million for the year ended December 31, 2001, the Company’s net loss for the years ended December 31, 2002, 2000, and 1999 has been $20.8 million, $35.3 million, and $54.6 million, respectively. As of December 31, 2002, the Company’s accumulated deficit was $293.0 million. In connection with the transfer of operations from Kos Holdings, Inc. to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits remained with Kos Holdings, Inc. and were not transferred to the Company. Consequently, the Company may utilize net operating loss carryforwards sustained subsequent to June 30, 1996, amounting to approximately $234 million as of December 31, 2002, to offset future taxable net income, if any. If the Company is unable to achieve or sustain profitability, however, such carryforwards may not be utilized.

Barr Litigation

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed the ‘428 and ‘930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

     On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ ‘715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and enforceable, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

     This current litigation is costly and time consuming, and we cannot assure you that we will be successful. In addition, such litigation may result in financial losses or harm to our reputation, and may divert management resources and attention from our operations. If Barr is successful in this litigation, the Company’s ‘428, ‘930 and ‘181 and ‘715 patents could be found to be invalid and unenforceable. If such patents are invalid and unenforceable, the Company would be unable to prevent Barr from marketing a generic version of the Niaspan product, which would have a material adverse effect on the Company. The Company would also be unable to prevent other companies from introducing generic and other competing products into the market place. Furthermore, there could be an increased risk that other companies would challenge the Company’s proprietary rights or claim that the Company’s products infringe on their patents.

Future Capital Needs; Uncertainty of Additional Funding

     In order to finance the Company’s operations, as of December 31, 2002, the Company has borrowed a total of $84 million from Michael Jaharis, the Company’s principal shareholder and a director. The Company can borrow up to an additional $46 million from Mr. Jaharis under agreements currently in place; provided that the conditions of borrowings have been satisfied including, without limitation, that the death of lender shall not have occurred. The repayment of funds borrowed from Mr. Jaharis are secured by the pledge of all of the Company’s assets to him. As a result, if the Company is unable to repay the loans as they become due, the Company could be forced to liquidate the Company’s assets or transfer all of such assets to Mr. Jaharis. Although the Company experienced positive cash flows from operations during its third and fourth quarters of 2002, the Company has mostly experienced negative cash flows from operations since inception. The Company has spent and will continue to be required to spend substantial funds to continue research and development activities, including clinical trials of the Company’s products under development, and to commercialize the Niaspan and Advicor products and its other products under development, if regulatory approvals are obtained for such products under development. The Company believes that it has sufficient resources, including funds available to it under loans from Mr. Jaharis, to fund its operations through at least the next twelve months. Even with the proceeds from these sources, however, the Company may need or elect to raise additional capital prior to such date. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on: the near-term commercial success of Niaspan and Advicor; the Company’s ability to meet the conditions necessary to obtain funding under its lines of credit, including, without limitation, that the death of lender shall not have occurred; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company’s research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business. Estimates about the adequacy of funding for the Company’s activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Niaspan and Advicor products, the regulatory and commercial success of the Advicor product, and that testing and regulatory procedures relating to the Company’s other products under development can be conducted at projected costs and within projected time frames. To the extent these assumptions prove to be inaccurate, the Company may have insufficient resources to fund its operations as currently planned.

     To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company’s ability to raise additional funds in the public markets may be adversely affected if sales of the Niaspan and Advicor products do not increase rapidly; if the results of the clinical trials for the Company’s products under development are not favorable; or if regulatory approval for any of its products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. If adequate funds are not available to the Company, or if available, their terms are unacceptable, Kos may be required to significantly reduce its marketing activities for the Niaspan and Advicor products or curtail significantly one or more of its research or development programs or the Company may be required to obtain funds through arrangements with future collaborative partners or others that may require Kos to relinquish rights to the Niaspan or Advicor products or to some or all of its technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company’s securities.

Limited Sales and Marketing Experience and Resources

     Although the Company markets the Niaspan and Advicor products and it intends to market its products under development through the Company’s own specialty sales force, including sales representatives available exclusively to Kos under a contract sales force arrangement, substantial resources will continue to be required for Kos to promote the sale of its products. Because its current marketing resources are limited, the Company may be unable to devote sufficient resources to the Niaspan and Advicor products, or to the Company’s products under development to achieve increasing market acceptance of such products. The Company’s failure to expend the resources to adequately promote the Niaspan and Advicor products or its other products under development would have a material adverse effect on the Company’s business and results of operations.

     Moreover, because the Company has fewer sales persons than its competitors, the Company’s sales force may be unable to detail successfully physicians who prescribe lipid-altering medications. The Company may not be able to retain its current sales representatives. Even if the Company hires additional representatives, they may not be immediately effective in promoting the sale of the Niaspan and Advicor products. As a result, Kos may be unable to generate significantly increased sales of the Niaspan or Advicor products. The failure of the Company’s sales representatives to generate increased sales of the Niaspan and Advicor products would have a material adverse effect on operating results.

Control by Existing Shareholder

     Michael Jaharis, the Company’s principal shareholder and a director, owns, directly or indirectly, 8,570,070 shares of the Company’s Common Stock as of December 31, 2002, or approximately 41% of the common stock outstanding. Accordingly, Mr. Jaharis can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person may have the effect of delaying or preventing a change in the management or voting control of Kos. In addition, a line of credit totaling $50,000,000 between Kos, Mr. Jaharis and his spouse, or her transferee, gives each of them the right to convert (at $4.91 per share) amounts owed to them by Kos under such line of credit into shares of the Company’s Common Stock. Another line of credit gives Mr. Jaharis the right to exercise warrants to purchase six million shares of the Company’s Common Stock at $5.00 per share. The warrants are non-detachable and can be exercised only through the conversion of principal and interest accumulated under the line of credit. If this conversion option and warrant exercises were to occur, Mr. Jaharis’ direct or indirect ownership of the Company’s Common Stock would increase to 19,661,720 shares, or approximately 62% of the common stock outstanding, and Mary Jaharis or her transferee would control 5,254,899 shares, or approximately 20% of the common stock outstanding, in each case assuming such conversion and warrant exercises had occurred as of December 31, 2002.

Competition and Technological Change

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 12,000 persons, compared with the Company’s approximately 450 person field sales force, including approximately 150 contract sales force representatives. The Company’s direct competitors and their respective competitive products include, among others:

•	Abbott (Tricor)

•	Bristol-Myers Squibb (Pravachol)

•	Merck (Zocor and Mevacor)

•	Novartis (Lescol)

•	Pfizer (Lipitor and Lopid)

•	Sankyo (Welchol)

•	Merck/Schering-Plough (Zetia)

•	AstraZeneca (Crestor)

     The Company estimates that the existing Niaspan and Advicor prescriptions account for slightly more than 3.1% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. In addition, Zetia, part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol, was launched in November 2002 by Merck/Schering-Plough Pharmaceuticals, and Crestor, a new highly powerful statin product, could be launched during 2003 by AstraZeneca. Both Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors who have substantially greater resources than those available to Kos. Further, several other new combination statin drugs may be marketed during succeeding years. Finally, there are eight versions of generic lovastatin, one of the components of Advicor, currently being marketed in the cholesterol market. The existence of distributors of generic lovastatin and the competitive environment they create may inhibit the Niaspan and Advicor products from competing successfully or from achieving increased sales. Moreover, the active ingredient in Niaspan, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, physicians may decide to prescribe or recommend some of these unapproved niacin formulations, using the Niaspan product’s dosing regimen, to try to achieve the same results as Niaspan. Substitution of other niacin formulations for the Niaspan product could have a material adverse effect on the Company’s business and results of operations. Moreover, manufacturers of other niacin formulations could promote their products using the Niaspan product’s dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market Niaspan. Although such promotion would be a violation of FDA regulations, the significant occurrence of such practices would have a material adverse effect on the Company. Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than Kos’ may develop products that directly compete with the Company’s products. Even if the Company’s products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than Kos because of greater financial resources, stronger sales and marketing efforts, and other factors. If these entities are successful in developing products that are safer, more effective, or less costly than the products developed by Kos, the Company’s products may be unable to compete successfully with any of those products.

International Commercialization Agreement with Merck KGaA

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million in upfront payments. Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products.

     Pursuant to the Merck Agreement, if marketing authorization is not obtained for Niaspan or Advicor in certain countries and within certain timeframes, Merck will have the right to terminate the agreement, and Kos will be required to reimburse Merck for up to $12.5 million of the upfront payments. In addition, other milestone payments payable to Kos under the Merck Agreement are dependent on the achievement of marketing authorization of Niaspan in certain countries, the achievement of marketing authorization of Advicor in certain countries, and achieving certain net sales thresholds of Niaspan and Advicor.

     In 1999, Kos received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. There is no certainty that marketing authorizations for the Niaspan and Advicor products will be obtained under the mutual recognition procedures, or, with respect to Advicor, at all, and there could be delays in the granting of such authorizations. Consequently, Kos may be required to reimburse Merck for up to $12.5 million of the upfront payments and may not receive any of the milestone payments under the Merck Agreement.

No Assurance of Adequate Third-Party Reimbursement

     The Company’s ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan and Advicor products, or for the other products it sells are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through December 31, 2002, approximately $263.2 million, or 72.8%, of the Company’s cumulative Niaspan and Advicor revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, the Advicor product, or the Company’s products under development. Such cost containment measures and potential legislative reform could affect the Company’s ability to sell Niaspan, Advicor, or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of Niaspan and Advicor from many third-party payors, such approvals, in the United States and in foreign countries, may be discontinued for Niaspan, or unavailable for Advicor or any of the Company’s products under development. The unavailability or inadequacy of third-party reimbursement for Niaspan, Advicor, or the Company’s products under development may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.

Dependence on Key Personnel

     The Company’s success is dependent on the Company’s ability to attract and retain highly qualified scientific, management, and sales personnel. In April 2001, the Company hired its current President and Chief Executive Officer, Adrian Adams. Mr. Adams succeeded Daniel M. Bell, Kos’ current Chairman of the Board of Directors, as the Chief Executive Officer of the Company in January 2002. The loss of Mr. Adams as the Company’s President and Chief Executive Officer could have a material adverse effect on its operations and business. Similarly, the loss of Mr. Bell as the Chairman of Kos’ Board of Directors could have a material adverse effect on the Company’s operations and business. Due to intense competition for personnel from other companies, academic institutions, government entities, and other organizations, the Company may be unsuccessful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-skilled employees required for the expansion of Kos’ activities, could adversely affect its business and operating results.

Products Under Development

     Although the Company has obtained clearance from the FDA to market the Niaspan and Advicor products, the Company may be unsuccessful in effectively formulating any of its other products as planned. Further, the Company may not be successful in demonstrating the safety and efficacy of such products in human clinical trials. These trials may be costly and time-consuming. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Even if regulatory approval is secured, the Company’s products under development may later produce adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. The Company may discontinue the development of any of its products under development at any time.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed the ‘428 and ‘930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

     On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ ‘715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and enforceable, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

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

Government Regulation; No Assurances of Regulatory Approval

     The Company’s research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of the Company’s products are subject to extensive regulation by the FDA. The drug development and approval process takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Although the Company may consult the FDA for guidance in developing protocols for clinical trials, despite such consultation, the FDA may find the clinical trials inadequate or not well-controlled. They may also reject the results of those trials altogether. In addition, delays or rejections of applications for regulatory approval may result from changes in or additions to FDA regulations concerning the drug approval process. Thus, regulatory reviews may be untimely and regulatory approvals could be denied for products developed by the Company. Even if regulatory approval of a product is obtained, the approval will be limited as to the indicated uses for which it may be promoted or marketed. In addition, a marketed drug, its bulk chemical supplier, its manufacturer, and its manufacturing facilities are subject to continual regulatory review and periodic inspections, and later discovery of previously unknown problems with a product, supplier, manufacturer, or facility may result in restrictions on such products or manufacturers, which may require a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements in the United States or abroad can, among other things, result in fines, suspensions of regulatory approvals, seizure of products, product recalls, operating restrictions, and criminal prosecution, any of which could have a material adverse effect on Kos.

     Outside the United States, the Company’s research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of the Company’s products are subject to extensive foreign regulation. In the European Union, the approval of new drugs is governed by the central approval or mutual recognition procedures of the European Medicines Evaluation Agency (“EMEA”). In 1999, the Company received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. Pursuant to the Merck Agreement, the Company is responsible for obtaining initial marketing authorization for the Niaspan or Advicor products in all countries in the European Union. There could be delays or rejections in applications for regulatory approval in Europe and in other countries, as well a requirement of completion of additional preclinical and clinical studies. The process of obtaining regulatory approval could be costly. In addition, competitors of the Company may obtain regulatory approval for similar products. Even if regulatory approval of a product is obtained, the approval will be limited as to the indicated uses for which it may be promoted or marketed, and the product will be subject to a continual regulatory review and inspections, which, if previously unknown problems are discovered, may result in restrictions on the products and manufacturers, which may require a withdrawal of the product from the market. In addition, individual countries will have pricing, third party reimbursement and labeling approvals necessary for the manufacture, distribution, use and sale of products with which the Company must comply. Moreover, because the legislative and regulatory environment continues to evolve in the U.S. and abroad, it is difficult to predict the impact of legislation and regulations on the Company and its products.

     In July 2001, the Division of Drug Marketing, Advertising, and Communication at the FDA issued a warning letter to Kos related to an advertisement the Company ran in a healthcare section of TIME magazine. The advertisement, which the Company intended to run only one time, was designed to increase awareness of the Company’s Niaspan product. In its warning letter, the FDA objected to the advertisement on the grounds that the advertisement failed to reflect a fair balance of the contraindications, warnings, precautions, and side effects of the Company’s Niaspan product. The FDA also objected to the advertisement on the grounds that the advertisement overstated the efficacy of the Niaspan product in light of its approved labeling. Subsequent to this event, the Company reached agreement with the FDA to remedy their objections by placing a new advertisement with content that adequately characterizes the risks and other safety implications for the product.

     The Company’s business is also subject to regulation under state, federal and local laws, rules, regulations, and policies relating to the protection of the environment and health and safety, including those governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials. The Company believes that it is in compliance in all material respects with all such laws, rules, regulations, and policies applicable to Kos. However, non-compliance with such environmental and health and safety laws and regulations in the future would require Kos to incur significant costs to comply. The Company’s research and development involves the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable state, federal, and local regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, the Company could be held liable for any damages that result and any such liability could exceed its resources and materially adversely affect the Company’s business, financial condition and results of operations.

Limited Manufacturing Experience; Risk of Scale-Up

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility and are produced in substantial compliance with current good manufacturing practice regulations as required by the FDA for the manufacture of pharmaceutical products, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both the U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.

Dependence on Single Sources of Supply

     Some materials used in the Company’s products, including the active ingredients in Niaspan and Advicor, are currently sourced from single qualified suppliers. The Company has not established arrangements with alternative suppliers for these ingredients, although the Company believes that it can obtain an alternative supply of lovastatin, one of the two active ingredients in Advicor, if necessary. Although the Company has maintained a business relationship with its niacin supplier since 1993, and has not experienced difficulty to date in acquiring niacin, or other materials for product development, additional product validations and regulatory submissions would be required if supply interruptions were to occur in the future or if the Company had to obtain substitute materials. Similarly, the Company’s source for lovastatin is relatively inexperienced as a supplier of such ingredient. Although the Company has maintained a business relationship with its lovastatin supplier since 1997, and this supplier is experienced as a supplier of other pharmaceutical grade active ingredients, this supplier may be unable to meet the Company’s requirements for lovastatin on a sustained basis, at an acceptable quality standard, or at a commercially viable price. In such an event, the Company would be forced to obtain an alternative supplier of lovastatin. Any interruption of raw material supply, for any reason, in any of the required ingredients for the Company’s products could have a material adverse effect on Kos’ ability to manufacture its products or to obtain or maintain regulatory approval of such products.

Risk of Product Liability Claims; No Assurance of Adequate Insurance

     Manufacturing, marketing, selling, and testing Niaspan, Advicor, and the Company’s products under development entails a risk of product liability. On August 8, 2001, Bayer AG, removed its statin product, Baycol, from the market because of multiple deaths attributed to a rare form of a muscle disorder called rhabdomyolysis. As a result of the removal of Baycol from the market, however, the side affects of statin products have been subject to increased scrutiny. Although the statin component of Advicor has been approved by the FDA and marketed for nearly 15 years and is a different drug compound than that which was used in Baycol, to the extent that patients who take Advicor develop serious adverse side affects, such as rhabdomyolysis, or associate the adverse events experienced by some Baycol patients with all other statin products, including the Company’s Advicor product, it would have a material adverse effect on the Company’s business. The Company could be subject to product liability claims in the event that its products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage the Company’s reputation and impair the marketability of its products. While the Company currently maintains liability insurance, the Company may not be able to maintain such insurance at a commercially reasonable cost. If a successful claim were made against the Company, and the amount of insurance were inadequate to cover the costs of defending against or paying such a claim, or the damages payable by Kos, the Company would experience a material adverse effect on its business, financial condition, and results of operations and on the price of the Company’s Common Stock.

Certain Registration Rights

     The Company has granted certain registration rights to the Company’s controlling shareholder, Mr. Jaharis, his spouse, and their transferees, and to Kos Investments, Inc. and Kos Holdings, Inc., which entitle such persons and entities to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 24,753,369 shares of the Company’s Common Stock owned or controlled by such persons or entities or that could be acquired by such person or entities upon exercise or conversion of securities they currently hold. These registration rights generally would also permit the holders of such rights to include shares in any registration statement otherwise filed by Kos. By exercising these registration rights, these persons and entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company’s ability to raise additional capital.

Possible Stock Price Volatility

     The stock market, including the Nasdaq National Market, on which the Company’s shares are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company’s Common Stock, like the stock prices of many publicly traded pharmaceutical and biotechnology companies, has been and may continue to be highly volatile.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company’s Common Stock on the Nasdaq National Market System.

Year Ended December 31, 1999	High	Low

First Quarter	$7.00	$4.00
Second Quarter	5.75	4.13
Third Quarter	7.75	4.38
Fourth Quarter	6.38	4.38

Year Ended December 31, 2000

First Quarter	$22.13	$5.30
Second Quarter	18.56	10.00
Third Quarter	17.88	10.75
Fourth Quarter	25.13	13.63

Year Ended December 31, 2001

First Quarter	$21.13	$14.31
Second Quarter	38.00	16.75
Third Quarter	40.69	23.45
Fourth Quarter	36.90	23.45

Year Ended December 31, 2002

First Quarter	$35.27	$19.30
Second Quarter	29.16	15.50
Third Quarter	20.70	10.03
Fourth Quarter	24.16	10.38

     The sale by the Company’s controlling shareholder or members of the Company’s management of shares of Common Stock, announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to the Niaspan and Advicor products or to products under development by Kos or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of pharmaceutical and biotechnology products, and economic and other external factors, as well as the trend of prescriptions for the Niaspan product and the Advicor product after its launch and the period-to-period fluctuations in sales or other financial results, among other factors, may have a significant impact on the market price of the Company’s Common Stock.

Anti-Takeover Provisions

     Certain provisions of the Company’s Articles of Incorporation and Bylaws generally permit removal of directors only for cause by a 60% vote of the shareholders, require a 60% vote of the shareholders to amend the Company’s Articles of Incorporation and Bylaws, require a demand of at least 50% of the Company’s shareholders to call a special meeting of shareholders, and prohibit shareholder actions by written consent. Certain of such provisions also allow the Board of Directors to authorize the issuance of Preferred Stock with rights superior to those of the Common Stock. Moreover, provisions of the Florida Business Corporation Act, to which the Company is subject, prohibit the voting of shares that are acquired in certain takeovers without the approval of the Board of Directors or the approval by a majority of the corporation’s voting shares. Accordingly, the forgoing provisions could prevent the removal of the Company’s current directors and management, or discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of Kos.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At December 31, 2002, the Company had $84 million of variable rate indebtedness bearing interest at the prime rate (4.25% at December 31, 2002).

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Kos Pharmaceuticals, Inc.:

     We have audited the consolidated balance sheet of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kos Pharmaceuticals, Inc. as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 7, 2002, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida,
February 12, 2003, except with respect to the matter discussed in the fourth paragraph of Note 13, as to which the date is March 4, 2003

The following audit report of Arthur Andersen LLP is a copy of the original report dated February 7, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Arthur Andersen LLP. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Kos Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Miami, Florida,
February 7, 2002.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$19,572,046	$45,318,551
Trade accounts receivable, net	24,087,997	12,441,002
Inventories	5,927,014	7,732,169
Prepaid expenses and other current assets	5,894,293	7,966,458

Total current assets	55,481,350	73,458,180
Fixed Assets, net	12,527,801	6,878,752
Other Assets	1,431,636	2,603,871

Total assets	$69,440,787	$82,940,803

LIABILITIES AND SHAREHOLDERS’
DEFICIT
Current Liabilities:
Accounts payable	$7,187,521	$4,697,354
Accrued expenses	34,548,708	24,856,426
Advance payments from customers	9,128,668	6,691,192
Advance payment received on license agreement	9,203,125	—
Current portion of notes payable to Shareholder	50,000,000	10,000,000
Current portion of capital lease obligations	56,989	53,253

Total current liabilities	110,125,011	46,298,225

Notes Payable to Shareholder, net of current portion	34,000,000	95,000,000
Capital Lease Obligations, net of current portion	24,910	81,899

Commitments and Contingencies (Notes 1, 11 and 13)

Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 20,807,859 and 20,492,371 shares issued and outstanding as of December 31, 2002 and 2001, respectively	208,079	204,924
Additional paid-in capital	219,138,285	214,895,089
Restricted stock grant	(694,521)	(994,521)
Accumulated deficit	(293,360,977)	(272,544,813)

Total shareholders’ deficit	(74,709,134)	(58,439,321)

Total liabilities and shareholders’ deficit	$69,440,787	$82,940,803

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2002	2001	2000

Revenues, net	$172,692,718	$91,447,043	$60,173,940
Cost of sales	15,361,756	7,645,600	5,931,637

	157,330,962	83,801,443	54,242,303

Operating expenses:
Research and development	43,980,867	30,974,279	26,458,963
Selling, general and administrative	130,144,643	83,587,439	56,831,657

Total operating expenses	174,125,510	114,561,718	83,290,620

Loss from operations	(16,794,548)	(30,760,275)	(29,048,317)

Other:
Interest income, net	160,274	241,748	323,400
Interest expense-related parties	(4,039,550)	(6,080,572)	(6,560,288)
Other income (expense)	(142,340)	38,985,340	20,183

Total other income (expense)	(4,021,616)	33,146,516	(6,216,705)

Net income (loss)	$(20,816,164)	$2,386,241	$(35,265,022)

Basic earnings (loss) per share of Common Stock	$(1.01)	$0.12	$(1.84)
Diluted earnings (loss) per share of Common Stock	$(1.01)	$0.10	$(1.84)

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	20,582,205	20,221,089	19,202,877
Diluted	20,582,205	22,798,632	19,202,877

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

		Additional
	Common	Paid-in	Restricted	Accumulated
	Stock	Capital	Stock Grant	Deficit	Total

Balance at December 31, 1999	$180,260	$186,291,218	$—	$(239,666,032)	$(53,194,554)

Common Stock issued to employees under Kos Savings Plan	390	535,884	—	—	536,274
Issuance of Common Stock to a third party	12,500	19,987,500	—	—	20,000,000
Issuance of Common Stock to employees under Stock Purchase Plan	1,591	717,447	—	—	719,038
Exercise of stock options	4,730	2,109,672	—	—	2,114,402
Net loss	—	—	—	(35,265,022)	(35,265,022)

Balance at December 31, 2000	199,471	209,641,721	—	(274,931,054)	(65,089,862)

Common Stock issued to employees under Kos Savings Plan	245	586,627	—	—	586,872
Issuance of Common Stock to employees under Stock Purchase Plan	795	1,149,941	—	—	1,150,736
Exercise of stock options	3,746	2,319,443	—	—	2,323,189
Restricted stock grant	667	1,197,357	(1,198,024)	—	—
Compensation expense on restricted Common Stock grant	—	—	203,503	—	203,503
Net income	—	—	—	2,386,241	2,386,241

Balance at December 31, 2001	204,924	214,895,089	(994,521)	(272,544,813)	(58,439,321)

Common Stock issued to employees under Kos Savings Plan	424	760,891	—	—	761,315
Issuance of Common Stock to employees under Stock Purchase Plan	770	1,624,184	—	—	1,624,954
Exercise of stock options	1,961	1,646,621	—	—	1,648,582
Compensation expense on restricted Common Stock grant	—	—	300,000	—	300,000
Compensation cost on Common Stock warrants award	—	211,500	—	—	211,500
Net loss	—	—	—	(20,816,164)	(20,816,164)

Balance at December 31, 2002	$208,079	$219,138,285	$(694,521)	$(293,360,977)	$(74,709,134)

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net Income (Loss)	$(20,816,164)	$2,386,241	$(35,265,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities - Provision for doubtful accounts	150,000	75,000	50,000
Depreciation and amortization	2,110,538	3,489,113	3,254,338
Provision for inventory obsolescence	480,000	1,050,000	420,000
Loss (Gain) from disposals of fixed assets	131,806	140,560	(20,183)
Common Stock issued to employees	761,315	586,872	536,274
Compensation expense on restricted stock grant	300,000	203,503	—
Compensation cost on Common Stock warrants award	211,500	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(11,796,995)	(2,913,268)	(2,675,762)
Inventories	1,325,155	(6,956,116)	(1,160,204)
Prepaid expenses and other current assets	2,072,165	(4,693,732)	(662,314)
Other assets	10,592	178,150	(168,728)
Accounts payable	2,490,167	1,684,493	192,021
Accrued expenses	9,692,282	9,502,707	2,903,684
Advance payments from customers	2,437,476	2,368,732	2,342,460
Advance payment received on license agreement	9,203,125	—	—

Net cash provided by (used in) operating activities	(1,237,038)	7,102,255	(30,253,436)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(6,729,750)	(4,302,309)	(638,252)

Net cash used in investing activities	(6,729,750)	(4,302,309)	(638,252)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,624,954	1,150,736	719,038
Net proceeds from issuance of Common Stock to a third party	—	—	20,000,000
Net proceeds from exercise of stock options	1,648,582	2,323,189	2,114,402
Borrowings under Notes Payable to Shareholder	18,000,000	33,000,000	30,000,000
Payments of Note Payable to Shareholder	(39,000,000)	—	(20,000,000)
Payments under capital lease obligations	(53,253)	(80,757)	(152,641)

Net cash provided by (used in) financing activities	(17,779,717)	36,393,168	32,680,799

Net increase (decrease) in cash and cash equivalents	(25,746,505)	39,193,114	1,789,111
Cash and Cash Equivalents, beginning of period	45,318,551	6,125,437	4,336,326

Cash and Cash Equivalents, end of period	$19,572,046	$45,318,551	$6,125,437

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,833,472	$6,050,458	$6,524,688
Income taxes paid	130,702	—	—
Supplemental Disclosure of Non-cash Information:
Acquisition of equipment under capital lease obligations	$—	$166,764	$—

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     Kos Pharmaceuticals, Inc. (“Kos” or the “Company”) develops prescription pharmaceutical products principally for the cardiovascular and respiratory markets.

     On July 28, 1997, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market Niaspan for the treatment of mixed lipid disorders, a condition in which a patient is observed to have several abnormalities in the levels of the fatlike substances, called lipids, that contribute to heart disease. Niaspan is the only once-a-day and the first extended-release formulation of any type of product with niacin as the active ingredient ever approved by the FDA for the treatment of mixed lipid disorders. Niaspan is indicated for the following: (i) reduce elevated total cholesterol, low-density lipoprotein cholesterol, commonly referred to as LDL or “bad cholesterol,” and apolipoprotein B, another lipid particle, and increase low high-density lipoprotein cholesterol, commonly referred to as HDL or “good cholesterol;” (ii) reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-binding resin, which is a different class of drugs that reduces bad cholesterol; (iv) reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (v) promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. Additionally, Niaspan’s prescribing information references its ability to significantly reduce lipoprotein (a), which is referred to as the “very bad cholesterol” and is an independent risk factor for coronary heart disease.

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

     The Company might incur additional losses in the first half of 2003 due primarily to its sales and marketing efforts associated with Niaspan and Advicor, and to its research and development activities in connection with its products under development. No assurance can be given that the Company’s products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, future capital needs and uncertainty of additional funding, including its ability to meet all of the conditions necessary to obtain funding under its credit facilities with Michael Jaharis; uncertainties related to the protection afforded by the Company’s patents and patent applications; uncertainties related to foreign regulatory approvals; uncertainties related to patents and trademarks, including interference and risk of infringement; uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, dependence on single sources of supply; and no assurances of adequate third party reimbursement. The likelihood of the success of the Company also must be considered in light of the uncertainty caused by problems, expenses, complications, and delays frequently encountered in connection with the development of new business ventures.

2.	Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the results of the Company and its subsidiaries, Aeropharm Technology, Inc. and Kos Life Sciences, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2002, $17,100,000 of cash and cash equivalents were pledged as collateral on outstanding letters of credit.

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

     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset’s carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2002 or 2001.

Fair Value of Financial Instruments

     As of December 31, 2002 and 2001, the carrying amount of cash and cash equivalents, trade accounts receivable, and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of notes payable to shareholder is determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents with a major financial institution. The Company performs periodic evaluations of the relative credit standing of this institution to limit its credit risk exposure.

     The Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing chains. Accordingly, 62% of the trade accounts receivable before allowances at December 31, 2002, were represented by five of these customers. The Company performs periodic evaluations of the financial condition of all customers to limit its credit risk exposure, but does not obtain collateral. The Company has no significant off-balance-sheet concentrations of credit risk.

Revenue Recognition

     Sales and the related cost of sales are recognized at the time product is shipped. The Company’s largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net sales consist of gross sales to the Company’s customers less provisions for expected returns to customers, discounts, and rebates and chargebacks to managed care organizations with whom the Company has contracts. These provisions totaled $44,369,000, $19,542,000, and $13,149,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Included in “Accrued expenses” in the accompanying consolidated balance sheets are $11,632,000 and $5,171,000, at December 31, 2002 and 2001, respectively, related to these provisions.

Advance Payments from Customers

     Similar to most other pharmaceutical companies, Kos has at times been subject to significant “forward buy-in” from pharmaceutical wholesalers. “Forward buy-in” is a practice whereby pharmaceutical wholesalers, relying on their ability to predict manufacturer price increases, augment product purchases just prior to such anticipated increases, as a mechanism to bolster operating profits. Thus, depending on when a particular wholesaler’s forecasting model predicts the possibility of a price increase, product demand by wholesalers during a given period may not correlate with prescription demand for such product in that period. As a result, the Company periodically evaluates the inventory position of its customers to determine whether increased risk of product return exists because abnormally high inventory levels of its products are present throughout the product distribution channel. If such inventory levels are identified, the Company’s policy is to not recognize the revenue and related expenses associated with the excess inventory held by customers until such return risk is mitigated. During the second half of 2002 and 2001, certain of the Company’s customers purchased abnormally high levels of the Niaspan and Advicor products. As a result, as of December 31, 2002 and 2001, the level of the Niaspan and Advicor products warehoused by these customers was well above normal levels. Accordingly, the Company did not recognize $13.2 million in gross revenues (or $11.1 million in net revenues) and related expenses associated with 2002 product shipments, and of $8.7 million in gross revenues (or $7.0 million in net revenues) and related expenses associated with 2001 product shipments and will not recognize such revenues and related expenses until the level of Niaspan and Advicor products warehoused by such customers returns to normal.

     A key variable used by the Company to assess the level of product return risk entails a determination of an appropriate or “normal” measurement of the inventory level throughout the product distribution channel, in terms of months-on-hand, necessary to meet normal demand for its products without an excessive risk of product return. As of December 31, 2002, the Company, based on the latest available market data and on its internal analysis, believes the appropriate industry level to be 1.9 months-on-hand, which is consistent with the Company’s determination of appropriate inventory levels for periods prior to the December 31, 2002 year. If, however, the Company had utilized during the year ended December 31, 2002, a lower number of months-on-hand to estimate whether increased risk of product return existed because abnormally high inventory levels of such products were present throughout the product distribution channel, reported net revenue for the year ended December 31, 2002 would have been reduced and the amount of net revenue that would not have been recognized would have increased.

     Included in “Advance payments from customers” in the accompanying consolidated balance sheets are $9,129,000 and $6,691,000, as of December 31, 2002 and 2001, respectively, representing payments received on Niaspan and Advicor product shipments for which revenue has not been recognized.

Advance Payment Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products. On November 5, 2002, Kos received $9.2 million as an upfront payment from Merck. This upfront payment will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones. Consequently, this upfront payment has been recorded as “Advance Payment Received on License Agreement” as of December 31, 2002, until those regulatory milestones are achieved.

Co-Promotion and Strategic Alliance Arrangement

     During 1999, the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company (“Knoll”), for the promotion and marketing of Knoll’s Mavik and Tarka products (Mavik® and Tarka® are registered trademarks of Abbott Laboratories) within the United States (the “Knoll Agreement”). Under the terms of the Knoll Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. The Company recorded $7.2 million, and $5.0 million of co-promotion revenue as a result of the Knoll Agreement for the years ended December 31, 2001 and 2000, respectively. On March 2, 2001, Abbott Laboratories (“Abbott”) announced that it had finalized its acquisition of BASF’s pharmaceutical business, which included the global operations of Knoll. The Company and Abbott agreed to terminate the Knoll Agreement effective January 1, 2002.

     The Company entered into an agreement, effective May 3, 2000, with DuPont Pharmaceuticals Company (“DuPont”) to form a strategic alliance for the purpose of co-promoting the Company’s Advicor product in the United States and Canada (the “DuPont Agreement”). Under the terms of the DuPont Agreement, the Company and DuPont would have shared in the future development and commercialization of the Advicor product. Specifically, DuPont had agreed (i) to make equity investments in the Company up to $30 million through the date of FDA approval of the Advicor product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Advicor product; (iii) to fund up to $32.5 million for future clinical development of the Advicor product; and (iv) to share equally in the costs associated with promoting the Advicor product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company’s Common Stock. On June 7, 2001, DuPont’s parent company, E.I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company (“BMS”) and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos $45 million (the “BMS Payment”). The BMS Payment, offset by approximately $6 million of promotional expenses due to Kos by BMS at the time of termination, was recorded as “Other Income” in the accompanying consolidated statements of operations for the year ended December 31, 2001.

Fixed Assets

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease terms as follows:

Years

Furniture and equipment	5
Computer software and hardware	3-5
Laboratory and manufacturing equipment	10
Leasehold improvements	Shorter of 7-10
years or lives of
leases

     Effective January 1, 2002, the Company made certain prospective changes in the estimated useful lives of most of its fixed assets. This change was made to better reflect how the assets are expected to be used over time and to provide a better matching of revenues and expenses. The effect of this change on net loss for 2002 was not material.

Research and Development Expenses

     All research and development expenses are reflected in the Company’s consolidated statements of operations as incurred.

Advertising Expense

     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded $7,279,000, $6,781,000, and $1,075,000 in advertising expense for the years ended December 31, 2002, 2001, and 2000, respectively.

Net Income (Loss) Per Share

     Basic income (loss) per share is determined by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method. A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	December 31,

	2002	2001	2000

Basic weighted average number of shares outstanding	20,582,205	20,221,089	19,202,877
Effect of dilutive securities – stock options	—	2,577,543	—

Diluted weighted average number of shares outstanding	20,582,205	22,798,632	19,202,877

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding as they are antidilutive:

	December 31,

	2002	2001	2000

Stock options outstanding	6,544,822	—	4,360,587
Convertible debt ($50 million at $4.91 per share – See Note 8)	10,183,299	10,183,299	10,183,299
Non-detachable warrants (at $5.00 per share – See Note 8)	6,000,000	6,000,000	2,400,000

Total	22,728,121	16,183,299	16,943,886

Income Taxes

     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of December 31, 2002, the Company had available approximately $234 million of net operating loss carryforwards that expire between 2006 and 2022.

     The composition of the net deferred tax assets (liability) is as follows:

	December 31,

	2002	2001

Tax net operating loss carryforwards	$88,368,824	$82,692,275
Reserves and accruals	6,240,490	3,442,524
Intangible assets	1,679,393	1,433,118
Property and equipment, principally due to depreciation	(148,495)	345,533
Other	3,527,680	2,676,480

	99,667,892	90,589,930
Valuation allowance	(99,667,892)	(90,589,930)

	$—	$—

     Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved.

     There was no provision for income taxes for the years ended December 31, 2002, 2001, and 2000. reconciliation between the statutory federal income tax expense and the income tax expense at the Company’s effective rate for the years ended December 31, 2002 and 2001 is set forth below:

	December 31,

	2002	2001	2000

Computed expected income tax based On statutory federal income tax rate	$(7,285,657)	$835,184	$(12,342,758)
State income taxes, net of federal benefit	(749,384)	85,905	(1,269,541)
Non deductible expenses	1,133,120	434,417	417,972
Change in valuation allowance	6,901,921	(1,355,506)	13,277,391
Other	—	—	(83,064)

Provision for income taxes	$—	$—	$—

Reporting of Comprehensive Income or Loss

     Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. The Company’s reported loss equals comprehensive loss for all periods presented.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. As established by SFAS 141, all business combinations are to be accounted for under the purchase method. SFAS 141 was effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The adoption of SFAS 142 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that adoption of the recognition and measurement provisions of FIN No. 45 will not have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of Statement 148 (December 31, 2002). The adoption of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

3.	Trade Accounts Receivable, net

     Trade accounts receivable consist of the following:

	December 31,

	2002	2001

Trade accounts receivable	$24,393,954	$12,635,194
Less allowance for doubtful accounts	(305,957)	(194,192)

Trade accounts receivable, net	$24,087,997	$12,441,002

4.	Inventories

     Inventories consist of the following:

	December 31,

	2002	2001

Raw materials	$1,433,004	$936,356
Work in process	1,619,223	2,499,440
Finished goods	2,874,787	4,296,373

Total inventories	$5,927,014	$7,732,169

5.	Fixed Assets, net

     Fixed assets consist of the following:

	December 31,

	2002	2001

Furniture and equipment	$1,449,187	$1,531,102
Computer software and hardware	4,128,678	3,019,103
Laboratory and manufacturing equipment	10,963,445	8,616,639
Leasehold improvements	9,353,818	5,358,062

Fixed assets, gross	25,895,128	18,524,906
Less accumulated depreciation and amortization	(13,367,327)	(11,646,154)

Fixed assets, net	$12,527,801	$6,878,752

     The Company recorded depreciation and amortization expense of $2,110,538, $3,409,113, and $3,174,338 for the years ended December 31, 2002, 2001, and 2000, respectively.

6.	Goodwill

     In late 1999, the Company acquired, for total consideration of $1.1 million, substantially all of the assets and intellectual property of IEP Group, Inc. (the “IEP Acquisition”). In connection with this transaction, the Company recorded goodwill of $803,000 representing the excess of the cost of the assets acquired over their estimated fair value. The pre-acquisition results of IEP were not material to the Company’s results of operations. During the fourth quarter of 2001, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, the Company recorded a goodwill impairment loss of $643,000, based on its determination of fair-value of such goodwill. Prior to recording such impairment loss, the Company had recognized amortization expense of $80,000, for each of the years ended December 31, 2001 and 2000.

7.	Accrued Expenses

     The components of accrued expenses are as follows:

	December 31,

	2002	2001

Managed care rebates and chargebacks	$8,681,834	$4,018,897
Employee commissions and bonuses	6,650,500	4,086,003
Royalties	2,817,476	1,858,563
Sales return and allowances	2,387,986	1,151,911
Employee vacations	2,033,998	1,401,836
Clinical studies	709,100	2,199,250
Expenses due under co-promotion agreement	—	3,600,000
All other	11,267,814	6,539,966

Total accrued expenses	$34,548,708	$24,856,426

8.	Notes Payable to Shareholder

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998, with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2002. Borrowings, when outstanding, will bear interest at the prime rate (4.25% as of December 31, 2002), and are subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of December 31, 2002, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. If such debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $34 million as of December 31, 2002, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of this Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $4,039,000, $6,081,000, and $6,560,000 of interest expense for the years ended December 31, 2002, 2001 and 2000, respectively, related to its credit facilities with Mr. Jaharis.

9.	Major Customers

             Sales to customers that were at least 10% of the Company’s gross sales are as follows:

	December 31,

	2002	2001	2000

Customer A	$71,260,693	$30,014,553	$13,113,597
Customer B	48,396,828	17,635,530	6,693,483
Customer C	40,868,120	24,230,472	17,611,515

Total	$160,525,641	$71,880,555	$37,418,595

10.	Selected Quarterly Financial Information (Unaudited)

     The following table summarizes selected quarterly financial data of the Company for the year ended December 31, 2002 and 2001 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2002
Revenues, net	$33,886	$38,254	$45,536	$55,017	$172,693
Cost of sales	3,629	3,520	4,445	3,768	15,362
Operating expenses	45,537	44,093	40,359	44,136	174,125
Income (loss) from operations	(15,280)	(9,359)	732	7,113	(16,794)
Net income (loss)	(16,215)	(10,343)	(347)	6,089	(20,816)
Basic income (loss) per share	$(0.79)	$(0.50)	$(0.02)	$0.29	$(1.01)
Diluted income (loss) per share	(0.79)	(0.50)	(0.02)	0.18	(1.01)
Market prices per common share:
High	$35.27	$29.16	$20.70	$24.16	$35.27
Low	$19.30	$15.50	$10.03	$10.38	$10.03
2001
Revenues, net	$14,383	$21,891	$25,877	$29,296	$91,447
Cost of sales	1,411	1,991	1,955	2,288	7,646
Operating expenses	21,472	27,953	31,622	33,514*	114,562
Loss from operations	(8,500)	(8,053)	(7,700)	(6,507)	(30,760)
Net income (loss)	(10,012)	(9,596)	(9,197)	31,191*	2,386
Basic income (loss) per share	$(0.50)	$(0.48)	$(0.45)	$1.53	$0.12
Diluted income (loss) per share	(0.50)	(0.48)	(0.45)	0.82	0.10
Market prices per common share:
High	$21.13	$38.00	$40.69	$36.90	$40.69
Low	$14.31	$16.75	$23.45	$23.45	$14.31

11.	Commitments and Contingencies

Letter of Credit Facility

     The Company is subject to the terms of a $18-million letter of credit facility with a bank (the “Letter of Credit Facility”). Under the terms of the Letter of Credit Facility, letters of credit outstanding must not exceed 90% of the Company’s cash balance kept at such bank. As of December 31, 2002 and 2001, letters of credit outstanding totaled $15,540,000 and $1,460,000, respectively.

Purchase Commitments

     During the normal course of its business, the Company enters into short term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 2002, the Company had open purchase commitments totaling $7,614,000.

Employment and Royalty Agreements

     As of December 31, 2002, the Company had employment and/or royalty agreements with four of its current or former officers, including a deferred compensation agreement with one of its current officers providing for annual payments of not less than $400,000 per year for life upon the officer’s retirement. The liability under this deferred compensation agreement is being accrued over the officer’s remaining periods of employment so that, on the expected date of the officer’s retirement, the then-present value of the annual payments will have been accrued. Included in “Accrued expenses” as of December 31, 2002,

* Includes the effect of the BMS Payment, as more fully discussed in Note 2.

in the accompanying consolidated balance sheets are $520,833 related to this deferred compensation agreement. Salary and benefits expense recorded under the employment agreements totaled $1,626,000, $1,326,000 and $749,000, during the years ended December 31, 2002, 2001 and 2000, respectively.

     The royalty agreements entitle two of these officers to royalties on sales of the Company’s products, the aggregate amounts of which may not exceed $5,500,000. Royalty expense from these agreements during the years ended December 31, 2002, 2001 and 2000 was $1,727,000, $842,000 and $551,000, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

     Future minimum payments under the employment agreements are as follows:

Year Ending December 31,	Amount

2003	$935,000
2004	750,000
2005	750,000
2006	537,500
2007	325,000

Total	$3,297,500

     The Company, in connection with the IEP Acquisition, is also subject to a royalty consideration on net sales of future products developed by IEP utilizing technology acquired through such acquisition. In accordance with the terms of the IEP Acquisition, the Company is required to make minimum annual royalty payments of $50,000 from 2002 through 2009.

Lease Commitments

     The Company has various operating leases that expire through 2009 for the rental of office space, laboratory facilities, and vehicles. Future minimum commitments under these agreements are as follows:

Year Ending December 31,	Amount

2003	$4,390,000
2004	4,409,000
2005	2,797,000
2006	2,067,000
2007	1,637,000
Thereafter	1,029,000

Total	$16,329,000

     As of December 31, 2002 and 2001, standby letters of credit of $3,040,000 and $1,460,000, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

     Rent and other expenses incurred under the operating leases were $5,690,000, $4,234,000 and $3,655,000, during the years ended December 31, 2002, 2001 and 2000, respectively.

Licensing Agreements

     The Company has certain license agreements (the “License Agreements”) with third parties (the “Licensees”) for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure exclusive rights to develop, manufacture, sell, and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $250,000, $275,000 and $250,000, for the years ended December 31, 2002, 2001 and 2000, respectively, and is reflected in “Research and development” in the accompanying consolidated statements of operations.

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

Year Ending December 31,	Amount

2003	$305,000
2004	275,000
2005	75,000
2006	75,000
2007	75,000

Total	$805,000

     On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company initially recognized $3,000,000 as a licensing expense for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of the Niaspan and Advicor products, subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. The Company recorded $2,500,000 of royalty expense from this agreement for each of the years ended December 31, 2002, 2001 and 2000, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations. The Company has purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

Sponsored Research

     The Company has on-going research agreements with various universities and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the sponsored research agreements are as follows:

Year Ending December 31,	Amount

2003	$684,000
2004	50,000

Total	$734,000

     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company’s sponsored research programs totaled approximately $854,000, $536,000 and $381,000, during the years ended December 31, 2002, 2001 and 2000, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of operations.

Development Agreements

     The Company has development agreements with various third parties (the “Development Agreements”). As dictated by the Development Agreements, the Company is responsible for funding all required development activities. In order to maintain its rights under the Development Agreements, the Company is required to pay certain future milestone payments and development fees. In the event that no milestone event occurs, the Company generally would not be required to make any milestone payment.

     Expenses recorded under these and other development agreements totaled approximately $800,000, $68,000 and $193,000, during the years ended December 31, 2002, 2001 and 2000, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of operations.

Contract Sales Organization

     On December 17, 2001, the Company entered into an agreement with a contract sales organization (the “CSO”), whereby the CSO will provide the Company with an approximately 150-person field sales organization for a two-year term beginning on January 1, 2002 (the “Contract Sales Force Agreement”). The Contract Sales Force Agreement complements the Company’s existing sales force. Under the terms of the Contract Sales Force Agreement, the Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002. The royalty amounts payable to the CSO are subject to a cumulative minimum of $45 million over the term of the Contract Sales Force Agreement, not to exceed $75 million over such contract term. The Company recorded $3,204,000 of royalty expense associated with the Contract Sales Force Agreement for the year ended December 31, 2002, which is included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

     Further, in 2002, the Company also granted the CSO warrants to purchase 150,000 shares of the Company’s Common Stock at $32.79 per share, which approximates the market value of the Company’s Common Stock on the effective date of the Contract Sales Force Agreement. The warrants will vest equally over the two-year period during which the CSO will provide services to the Company. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the compensation cost associated with this warrant grant will initially be measured at date of issuance using the Black Scholes pricing model. The compensation cost will be re-measured subsequently, each reporting period, using the then applicable valuation assumptions, for increases or decreases in the quoted market value of the shares of the Company’s Common Stock, until the last measurement date occurs (December 31, 2003). The Company recorded $212,000 of compensation cost associated with this warrant grant for the year ended December 31, 2002, and is included in “Selling, general and administrative” in the accompanying consolidated statements of operation.

Employee Benefit Plans

     The Company’s Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each full-time employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15% of the employee’s compensation for the year. Beginning in 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company’s matching contribution to the Kos Savings Plan is made in the form of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee’s 401(k) contribution, and not to exceed 3% of such employee’s compensation or $5,500 per employee for any given year. An employee is always 100% vested in the employee’s elective deferral contributions to the Kos Savings Plan and is vested up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $761,000, $587,000 and $536,000, in expenses related to its match of employee contributions to the Kos Savings Plan for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

     On February 15, 1999, the Company implemented the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee’s annual compensation. Each employee’s total contributions are limited to $25,000 per year. Employee payroll deductions are accumulated for six-month periods at the end of which shares of the Company’s Common Stock are purchased under the Stock Purchase Plan. All full-time employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. The Company has reserved 1,000,000 shares of Common Stock for future purchase by employees under the Stock Purchase Plan.

12.	Shareholders’ Deficit

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company’s Board of Directors may determine.

Stock Option Plan

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). As of December 31, 2002, a maximum of 12,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

     Each outside director of the Company is granted an option to purchase 15,000 shares of Common Stock upon election to the Board, receives options to purchase 30,000 shares effective on each director’s anniversary date and 10,000 shares effective on the date of the Company’s Annual Shareholders’ Meeting. The exercise price of such options is the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) using the Black-Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FIN 44, which allows grantors to account for options to outside directors under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Assumptions for the calculation of charges associated with SFAS 123 include:

		Risk-Free
Grant	Volatility	Interest	Expected	Expected
Date	Rate	Rate	Dividends	Term (Years)

2000	72.5	6.28	—	5
2001	70.0	4.11	—	5
2002	66.0	4.20	—	5

     As of December 31, 2002, the Company had outstanding options to purchase 6,544,822 shares of Common Stock to employees, consultants, management and directors, including options granted prior to the implementation of the Plan. Detail of option activity is as follows:

		Exercise Prices

	Number of				Weighted
	Shares	Range			Average

Outstanding, December 31, 1999	3,077,840	0.60	—	27.25	5.76
Granted	1,959,975	8.47	—	22.22	15.97
Exercised	(472,968)	0.75	—	11.16	4.47
Canceled	(204,260)	5.06	—	19.88	7.26

Outstanding, December 31, 2000	4,360,587	0.60	—	27.25	10.23
Granted	1,000,200	15.75	—	36.50	20.27
Exercised	(374,672)	4.88	—	19.88	6.21
Canceled	(284,233)	4.88	—	32.58	14.54

Outstanding, December 31, 2001	4,701,882	0.60	—	36.50	12.47
Granted	2,182,775	10.48	—	27.21	21.64
Exercised	(196,132)	5.06	—	22.22	8.45
Canceled	(143,703)	5.06	—	30.91	19.33

Outstanding, December 31, 2002	6,544,822

Options Outstanding				Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2002	Life	Price	2002	Price

$0.60	300,000	3.5 years	$0.60	300,000	$0.60
4.28 to 6.24	913,425	5.6 years	5.18	828,009	5.14
6.59 to 8.47	371,392	4.1 years	7.06	368,392	7.05
9.94 to 14.81	1,275,839	6.9 years	12.28	727,384	12.11
15.00 to 20.69	1,573,291	8.0 years	17.93	607,305	18.23
22.55 to 32.58	2,072,875	9.0 years	23.37	94,027	26.08
34.10 to 36.50	38,000	8.5 years	35.36	24,500	36.06

	6,544,822	7.3 years	$15.46	2,949,617	$10.25

     At December 31, 2002, 3,780,646 shares remain reserved for issuance under the Plan, and options to purchase 2,949,617 shares of Common Stock were exercisable, including options granted outside the Plan.

     As permitted by SFAS No. 123, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under APB No. 25. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant.

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company would have recorded compensation cost of $14,837,272, $7,850,363 and $4,160,638 for the years ended December 31, 2002, 2001 and 2000, respectively, and its reported net loss and net loss per share would have been the “Pro Forma” amounts shown in the following table:

	For the Year Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$(20,816,164)	$2,386,241	$(35,265,022)
Pro forma	(35,653,436)	(5,464,122)	(39,425,660)
Net income (loss) per share:
As reported:
Basic	$(1.01)	$0.12	$(1.84)
Diluted	(1.01)	0.10	(1.84)
Pro forma:
Basic	$(1.73)	$(0.27)	(2.05)
Diluted	(1.73)	(0.27)	(2.05)

Restricted Common Stock Grant

     On April 26, 2001, the Company entered into an employment agreement with one of its officers (the “April Employment Agreement”). Under the terms of the April Employment Agreement, the Company made a restricted grant to the officer of 66,668 shares of Common Stock, valued at approximately $1,200,000, or $17.97 per share (the fair market of the Common Stock on the effective date of the agreement). The restricted stock grant vests 25% on each anniversary date of the April Employment Agreement. The Company recorded $300,000 and $203,000, of compensation expense related to the April Employment Agreement for the years ended December 31, 2002 and 2001, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

13.	Legal Proceedings

Class Action Lawsuit

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of the Company, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume, and commercial viability of the Company’s Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon motion by the Company, the case was transferred to the United States District Court for the Southern District of Florida. The Company and the individual Kos defendants filed a motion to dismiss the complaint on January 7, 1999. On May 4, 1999, the United States District Court

for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. On July 16, 2002, the 11th Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims with prejudice. The plaintiffs have petitioned the Court of Appeals for a rehearing of the appeal, which has not yet been ruled upon by the Court. The outcome of the litigation cannot yet be determined. Accordingly, no provision for any liability that may result from this matter has been recognized in the accompanying consolidated financial statements. There can be no assurance, however, that the outcome of this litigation will not have a material adverse effect on the Company’s business, results of operations, and financial condition.

Patent Infringement Lawsuit

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

     On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and enforceable, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

     The outcome of this litigation cannot yet be determined. There can be no assurance, however, that the outcome of this litigation will not have a material adverse effect on the Company’s business, results of operations, and financial condition.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders of Kos Pharmaceuticals, Inc.:

     We have audited the consolidated financial statements of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 12, 2003 (except with respect to the matter discussed in the fourth paragraph of Note 13, as to which the date is March 4, 2003) (included elsewhere in the Form 10-K). Our audit also included the financial statement schedule listed in Item 8 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and financial statement schedule of Kos Pharmaceuticals, Inc and subsidiaries as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 7, 2002, expressed an unqualified opinion on those financial statements and financial statement schedule.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Miami, Florida,
February 12, 2003

The following audit report of Arthur Andersen LLP is a copy of the original report dated February 7, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Arthur Andersen LLP. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders of Kos Pharmaceuticals, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 7, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
February 7, 2002.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands)

		Charged		Balance
	Balance at	to Costs		at
	Beginning of	and		End
Description	Period	Expenses	Deductions	of Period

Allowance for Doubtful Accounts:
Fiscal year ended December 31, 2000	$238	$50	$88	$200
Fiscal year ended December 31, 2001	200	75	81	194
Fiscal year ended December 31, 2002	194	150	38	306

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On March 6, 2002, the Audit Committee of the Board of Directors decided to no longer engage Arthur Andersen LLP as the Company’s independent certified public accountants. The Company previously disclosed this change in its Certifying Accountant in filings on Form 8-K and in the Company’s definitive proxy statement, which filings occurred on March 12 and March 19, 2002, respectively. On April 25, 2002, the appointment of Ernst & Young LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2002, was ratified by the shareholders of the Company.

PART III

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 14. CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 41 of this report.

	2.	The following Financial Statement Schedules are filed herewith:

Schedule	Description

II	Valuation and Qualifying Accounts for the Year Ended December 31, 2002

3.	The following exhibits are filed herewith:

Exhibit
Number	Exhibit Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company

3.2(1)	Amended and Restated Bylaws of the Company

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company

4.2(2)	Form of Common Stock certificate of the Company

10.1(1)	Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

10.2(1)	Employment Agreement dated as of June 15, 1996, between David J. Bova and the Company

10.3(1)	Kos Pharmaceuticals, Inc. 1996 Stock Option Plan

10.4(3)	Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan.

10.5(1)+	Development Agreement by and between the Company and Fuisz Technologies, Ltd.

10.6(1)+	Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

10.7(1)+	Development Agreement by and between the Company and Fuisz Technologies, Ltd.

10.8(1)+	Option/Licensing Agreement by and between the Company and Fuisz Technologies, Ltd.

10.9(1)+	License Agreement by and between the Company and Upsher-Smith Laboratories, Inc., dated February 7, 1997.

10.10(4)	Revolving Credit and Loan Agreement dated July 1, 1998, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

10.11(4)	Promissory Note dated July 1, 1998, in favor of Michael Jaharis.

10.12(5)+	Co-promotion Collaboration Agreement dated July 22, 1999, between the Company and Knoll Pharmaceutical Company.

10.13(5)	Revolving Credit and Loan Agreement dated September 1, 1999, between the Company and Michael Jaharis.

10.14(6)	Promissory Note dated September 1, 1999, in favor of Michael Jaharis.

10.15(6)	Revolving Credit and Loan Agreement dated December 21, 1999, between the Company and Michael Jaharis.

10.16	Third Amended and Restated Registration Rights Agreement effective as of December 19, 2002, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.17(6)	Promissory Note dated December 21, 1999, in favor of Michael Jaharis.

10.18(6)	Non-Detachable Common Stock Purchase Warrant.

10.19	Revolving Credit and Loan Agreement dated as of December 19, 2002, between Kos Pharmaceuticals and Michael Jaharis.

10.20	Revolving Credit Promissory Note dated December 19, 2002 in favor of Michael Jaharis.

10.21	Non-Detachable Common Stock Purchase Warrant dated December 19, 2002.

10.22	Second Amended and Restated Security Agreement dated December 19, 2002, by and between the Company and Michael Jaharis.

10.23(7)+	Co-promotion and Future Development Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

10.24(7)	Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

10.25(8)	Employment Agreement dated April 26, 2001, between the Company and Adrian Adams.

10.26(9)	Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

10.27(9)+	Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.28(9)+	Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.29(9)	Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

10.30(10)+	Distribution, Patent & Trademark License, Marketing and Supply Agreement, dated October 23, 2002, between the Company and Merck KGaA.

21	Subsidiaries of the Company.

23.1	Consent of independent certified public accountants, Ernst & Young LLP.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

24	Powers of Attorney (included on signature page hereto).

99.1(11)	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(11)	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999, and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 1998, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 1999, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 1999,

and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2000, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2001, and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.

(11)	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the Report.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b)	On November 4, 2002, the Company filed a Report on Form 8-K dated October 23, 2002, submitting a copy of the Distribution, Patent & Trademark License, Marketing and Supply Agreement, dated October 23, 2002, between the Company and Merck KGaA.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

KOS PHARMACEUTICALS, INC.

By:	/s/ Adrian Adams Adrian Adams President and Chief Executive Officer

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

Signature	Title	Date

/s/ Michael Jaharis Michael Jaharis	Chairman Emeritus of the Board of Directors	March 26, 2003

Daniel M. Bell	Chairman of the Board of Directors	March 26, 2003

/s/ Robert E. Baldini Robert E. Baldini	Vice Chairman of the Board	March 26, 2003

/s/ Adrian Adams Adrian Adams	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 26, 2003

/s/ Christopher P. Kiritsy Christopher P. Kiritsy	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ Juan F. Rodriguez Juan F. Rodriguez	Vice President, Controller (Principal Accounting Officer)	March 26, 2003

/s/ John Brademas John Brademas	Director	March 26, 2003

/s/ Steven Jaharis Steven Jaharis	Director	March 26, 2003

/s/ Louis C. Lasagna Louis C. Lasagna	Director	March 26, 2003

/s/ Nicolaos E. Madias Nicolaos E. Madias	Director	March 26, 2003

/s/ Mark Novitch Mark Novitch	Director	March 26, 2003

/s/ Frederick B. Wittemore Frederick B. Wittemore	Director	March 26, 2003

CERTIFICATIONS

I, Adrian Adams, Chief Executive Officer of Kos Pharmaceuticals, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Kos Pharmaceuticals, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Adrian Adams

Adrian Adams
President and
Chief Executive Officer

I, Christopher P. Kiritsy, Chief Financial Officer of Kos Pharmaceuticals, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Kos Pharmaceuticals, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Christopher P. Kiritsy

Christopher P. Kiritsy
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.16	Third Amended and Restated Registration Rights Agreement effective as of December 19, 2002, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.19	Revolving Credit and Loan Agreement dated as of December 19, 2002, between Kos Pharmaceuticals and Michael Jaharis.

10.20	Revolving Credit Promissory Note dated December 19, 2002 in favor of Michael Jaharis.

10.21	Non-Detachable Common Stock Purchase Warrant dated December 19, 2002.

10.22	Second Amended and Restated Security Agreement dated December 19, 2002, by and between the Company and Michael Jaharis.

21	Subsidiaries of the Company.

23.1	Consent of independent certified public accountants, Ernst & Young LLP.

23.2	Notice Regarding Consent of Arthur Andersen LLP

99.1	Certification by Adrian Adams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Christopher P. Kiritsy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.