Form 10-Q
period 2003-03-31
KOS PHARMACEUTICALS INC
filed 2003-05-14
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2003

Common Stock, par value $.01 per share	20,959,010

KOS PHARMACEUTICALS, INC.

Niaspan® and Advicor™ are trademarks of Kos Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,020	$19,572
Trade accounts receivable, net	26,955	24,088
Inventories	6,620	5,927
Prepaid expenses and other current assets	3,818	5,894

Total current assets	63,413	55,481
Fixed Assets, net	12,627	12,528
Other Assets	2,469	1,432

Total assets	$78,509	$69,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,258	$7,187
Accrued expenses	37,664	34,549
Advance payments from customers	—	9,129
Advance payment received on license agreement	15,000	9,203
Current portion of Notes Payable to Shareholder	50,000	50,000
Current portion of capital lease obligations	58	57

Total current liabilities	108,980	110,125

Notes Payable to Shareholder, net of current portion	30,000	34,000
Capital Lease Obligations, net of current portion	10	25
Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 20,921,952 and 20,807,859 shares issued and outstanding as of March 31, 2003 (unaudited) and December 31, 2002, respectively	209	208
Additional paid-in capital	220,641	219,138
Restricted stock grant	(620)	(694)
Accumulated deficit	(280,711))	(293,361)

Total shareholders’ deficit	(60,481)	(74,709)

Total liabilities and shareholders’ deficit	$78,509	$69,441

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended
	March 31,

	2003	2002

	(Unaudited)
Revenues, net	$68,275	$33,886
Cost of sales	4,242	3,629

	64,033	30,257

Operating Expenses:
Research and development	11,625	13,093
Selling, general and administrative	38,979	32,444

Total operating expenses	50,604	45,537

Income (Loss) from operations	13,429	(15,280)

Other Expense (Income):
Other income	—	11
Interest income, net	(77)	(80)
Interest expense-related party	856	1,004

Total other expense	779	935

Income (loss) before provision for income taxes	12,650	(16,215)
Provision for income taxes	—	—

Net income (loss)	$12,650	$(16,215)

Basic earnings (loss) per share of Common Stock	$0.61	$(0.79)
Diluted earnings (loss) per share of Common Stock	0.35	(0.79)
Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	20,803	20,461
Diluted	38,603	20,461

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)
(in thousands)

		Additional
		Paid-in	Restricted	Accumulated
	Common Stock	Capital	Stock Grant	Deficit	Total

Balance at December 31, 2002	$208	$219,138	$(694)	$(293,361)	$(74,709)
Common Stock issued to employees under Kos Savings Plan	—	248	—	—	248
Issuance of Common Stock to employees under Stock Purchase Plan	1	1,004	—	—	1,005
Exercise of stock options	—	198	—	—	198
Compensation expense on restricted stock grant	—	—	74	—	74
Compensation expense on Common Stock warrants award	—	53	—	—	53
Net income	—	—	—	12,650	12,650

Balance at March 31, 2003	$209	$220,641	$(620)	$(280,711)	$(60,481)

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$12,650	$(16,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	729	502
Provision for inventory obsolescence	165	120
Common Stock issued to employees	248	—
Compensation expense on restricted stock grant	74	74
Compensation expense on Common Stock warrants award	53	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,867)	(9,177)
Inventories	(858)	2,338
Prepaid expenses and other current assets	2,076	931
Other assets	—	5
Accounts payable	(929)	(1,185)
Accrued expenses	3,115	2,103
Advance payments from customers	(9,129)	2,555
Advance payments received on license agreement	5,797	—

Net cash provided by (used in) operating activities	11,124	(17,949)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(1,865)	(2,638)

Net cash used in investing activities	(1,865)	(2,638)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,005	712
Net proceeds from exercise of stock options	198	426
Payment of Notes Payable to Shareholder	(4,000)	(25,000)
Payments under capital lease obligations	(14)	(13)

Net cash used in financing activities	(2,811)	(23,875)

Net increase (decrease) in cash and cash equivalents	6,448	(44,462)
Cash and Cash Equivalents, beginning of period	19,572	45,319

Cash and Cash Equivalents, end of period	$26,020	$857

Supplemental Disclosure of Cash Flow Information:
Interest paid	$856	$1,004

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2003, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2003. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

2. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”, (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1,

2003.     The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 in 2002 and the recognition and measurement provisions on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

3. Reporting of Comprehensive Income or Loss

     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. The Company’s reported net income and loss equals comprehensive income and loss for all periods presented.

4. Income Taxes

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of March 31, 2003, the Company had available approximately $225 million in net operating loss carryforwards to offset future taxable net income, if any. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved. There was no provision for income taxes for the three months ended March 31, 2003 due to the Company’s net operating loss carryforwards.

5. Net Income (Loss) Per Share

     Basic earnings (loss) per share is determined by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method. A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	March 31,

	2003	2002

	(in thousands)
Basic weighted average number of shares outstanding	20,803	20,461
Effect of dilutive securities:
Stock options	1,617	—
Non-detachable warrants (See Note 9)	6,000	—
Convertible debt (See Note 9)	10,183	—

Diluted weighted average number of shares outstanding	38,603	20,461

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	March 31,

	2003	2002

	(in thousands)
Stock options	—	6,348
Non-detachable warrants (See Note 9)	—	6,000
Convertible debt (See Note 9)	—	10,183

Total	—	22,531

6. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2003	2002

	(in thousands)
Raw materials	$1,249	$1,433
Work in process	2,448	1,619
Finished goods	2,923	2,875

Total inventories	$6,620	$5,927

7. Accounting for Product Returns – Impact on Revenue Recognition

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.48 per share and $0.26 per share, respectively, for the quarter ended March 31, 2003.

8. Advance Payments Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through March 31, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. The majority of these payments will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

9. Notes Payable to Shareholder

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.25% as of March 31, 2003), and are subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of March 31, 2003, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. If such debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of March 31, 2003, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of this Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $0.9 million and $1.0 million of interest expense for the three months ended March 31, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

10. Compensation Cost for Stock Options Issued to Employees

     As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income (loss) and net income (loss) per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months
	Ended
	March 31,

	2003	2002

	(in thousands, except
	per share data)
Net income (loss):
As reported	$12,650	$(16,215)
Stock-based employee compensation expense under fair value method	4,665	3,182

Pro forma	$7,985	$(19,397)

Net income (loss) per share:
As reported:
Basic	$0.61	$(0.79)
Diluted	0.35	(0.79)
Pro forma:
Basic	$0.38	$(0.95)
Diluted	0.23	(0.95)
Number of shares used in calculation:
Basic	20,803	20,461
Diluted	38,603	20,461

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through March 31, 2003, the Company had accumulated a deficit from operations of approximately $281 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $225 million as of March 31, 2003, to offset future taxable net income, if any.

     On July 28, 1997, the Company was granted clearance by the Food and Drug Administration (“FDA”) to market its lead product, Niaspan. The Company began shipping Niaspan to wholesalers in mid-August 1997 and began detailing Niaspan to physicians in September 1997. On December 17, 2001, the Company received approval from the FDA to market its Niaspan/lovastatin combination product, Advicor. The Company began marketing Advicor at the end of January 2002.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Kos’ annual report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 26, 2003. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns, rebates, and other allowances. The impact of these estimates on results of operations for the three months ended March 31, 2003 and 2002, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Other than the change described below associated with the Company’s estimate of its product return exposure, such changes to these estimates have not been material to the Company’s results of operations during the three months ended March 31, 2003.

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.48 per share and $0.26 per share, respectively, for the quarter ended March 31, 2003.

     The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

Three Months Ended March 31, 2003 and 2002

     The Company’s reported revenue increased to $68.3 million for the three months ended March 31, 2003, from $33.9 million for 2002. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during the 2003 period as compared to the 2002 period, to increases in prescription volume for the Company’s Advicor product, which was launched during the first quarter of 2002, and to the change in product return estimates (as described above).

     Gross profit (reported product sales less cost of product sold) for the three months ended March 31, 2003, was $64.0 million, compared with $30.3 million for the 2002 period.

     On January 28, 2002 the Company began commercializing its Advicor product. Accordingly, results of operations for the three months ended March 31, 2003 and 2002, reflect the Company’s significant efforts in connection with the commercial launch of this product.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through March 31, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. The majority of these payments will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

     The Company’s research and development expenses decreased to $11.6 million for the three months ended March 31, 2003, from $13.1 million for the three months ended March 31, 2002. The decreased expenses related primarily to decreases of $1.4 million in clinical study costs resulting from the absence, during the 2003 period, of an Advicor clinical trial completed in mid-2002, of $0.8 million in formulation costs for products under development, and of $0.4 million in medical education costs which were greater during the 2002 period in support of the commercial launch of the Advicor product. These decreases in research and development expenses were partially offset by an increase of $1.1 million in personnel and personnel related costs.

     Selling, general and administrative expenses increased to $39.0 million for the three months ended March 31, 2003, from $32.4 million for the three months ended March 31, 2002. Within this category, selling expenses increased to $32.4 million for the 2003 period from $28.5 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $3.0 million in sales force operating costs in support of the Niaspan and Advicor products, and of $2.2 million in royalty expenses. The increase in selling expenses was partially offset by a decrease of $1.5 million in marketing costs which were also greater during the 2002 period in support of the commercial launch of the Advicor product. General and administrative expenses increased to $6.6 million for the three months ended March 31, 2003, from $3.9 million for the three months ended March 31, 2002. This increase in general and administrative expenses was primarily related to increases of $1.0 million in personnel and personnel related costs, of $0.6 million in professional fees, and of $1.1 million in other costs associated with the expanded activities of the Company.

     The Company is subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $80 million as of March 31, 2003, and bear interest at the prime rate (4.25% as of March 31, 2003). Interest expense under these credit facilities totaled $0.9 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

     The Company recorded a net income of $12.7 million for the three months ended March 31, 2003, compared with a net loss of $16.2 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

     At March 31, 2003, the Company had cash and cash equivalents totaling $26.0 million (of which $17.1 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and a working capital deficiency of $45.6 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of March 31, 2003, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $12.6 million. During the three months ended March 31, 2003, the Company spent $1.9 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to spend about $6 million in capital expenditures during the remainder of the year ending December 31, 2003, primarily to provide increased production capacity and to support its expanded operational activities.

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.25% as of March 31, 2003), and are subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership that she controls. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of March 31, 2003, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility have been converted as of March 31, 2003, the conversion of amounts borrowed under the Supplemental Credit Facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, thus causing material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. If such debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of March 31, 2003, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $0.9 million and $1.0 million of interest expense for the three months ended March 31, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. Proceeds from any offerings are expected to be used to fund expanded selling efforts for the Company’s Niaspan and Advicor products, and for research and development and general corporate purposes. At March 31, 2003, the Company had not issued any securities under this registration statement.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the size of its sales force and the amount of the sales of its products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; commercialize its products outside the United States and the success of its relationship with Merck KGaA; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock; meet the conditions necessary to obtain funding under its funding arrangements; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those projected in a forward-looking statement. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

     On January 28, 2002, the Company began commercializing the Advicor product. The Company’s ability to successfully sell increasing quantities of the Advicor product will depend significantly on the increasing acceptance of the Advicor product by physicians and their patients. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or to suffer more serious side effects, such as rhabdomyolysis or myopathy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhabdomyolysis is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. The Company is not aware of any reported cases of rhabdomyolysis or myopathy that were determined to be caused by patients taking Advicor, although there have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been identified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on the Company’s ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, and by the possible 2003 release of Crestor, a new, highly powerful statin product. Zetia is being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor will be marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are both competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. On May 12, 2003, Barr announced that it received tentative approval from the FDA for its generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed the ‘428 and ‘930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At March 31, 2003, the Company had $80 million of variable rate indebtedness bearing interest at the prime rate (4.25% at March 31, 2003).

Item 4. Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of Kos, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon Kos’ motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint against the Company and the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. On July 16, 2002, the 11th Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims with prejudice. The plaintiffs petitioned the Court of Appeals for a rehearing of the appeal, which was denied by the Court of Appeals.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. On May 12, 2003, Barr announced that it received tentative approval from the FDA for its generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or until the infringement suit is resolved. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.1*	Amended and Restated Articles of Incorporation of the Company.
3.2*	Amended and Restated Bylaws of the Company.
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.
4.2**	Form of Common Stock certificate of the Company.
99.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter (Revised)
99.4	Code of Ethics for Senior Financial Officers

     (b)  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

*	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

**	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC

Date: May 14, 2003	By:	/s/ Adrian Adams

Adrian Adams, President and
Chief Executive Officer

Date: May 14, 2003	By:	/s/ Christopher P. Kiritsy

Christopher P. Kiritsy, Senior
Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2003	By:	/s/ Juan F. Rodriguez

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Christopher P. Kiritsy

Christopher P. Kiritsy
Chief Financial Officer