Form 10-Q
period 2003-06-30
KOS PHARMACEUTICALS INC
filed 2003-08-12
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2003

Common Stock, par value $.01 per share	21,470,001

KOS PHARMACEUTICALS, INC.

Niaspan® and Advicor™ are trademarks of Kos Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,153	$19,572
Trade accounts receivable, net	25,298	24,088
Inventories, net	8,108	5,927
Prepaid expenses and other current assets	4,324	5,894

Total current assets	76,883	55,481
Fixed Assets, net	16,821	12,528
Other Assets	552	1,432

Total assets	$94,256	$69,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,051	$7,187
Accrued expenses	37,961	34,549
Advance payments from customers	—	9,129
Advance payment received on license agreement, net of amortized amount	14,896	9,203
Current portion of Notes Payable to Shareholder	50,000	50,000
Current portion of capital lease obligations	54	57

Total current liabilities	109,962	110,125

Notes Payable to Shareholder, net of current portion	30,000	34,000
Capital Lease Obligations, net of current portion	—	25
Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,335,016 and 20,807,859 shares issued and outstanding as of June 30, 2003 (unaudited) and December 31, 2002, respectively	213	208
Additional paid-in capital	224,182	219,138
Restricted stock grant	(546)	(694)
Accumulated deficit	(269,555)	(293,361)

Total shareholders’ deficit	(45,706)	(74,709)

Total liabilities and shareholders’ deficit	$94,256	$69,441

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues, net	$64,851	$38,254	$133,126	$72,140
Cost of sales	4,468	3,520	8,710	7,149

	60,383	34,734	124,416	64,991

Operating Expenses:
Research and development	11,838	10,898	23,464	23,991
Selling, general and administrative	35,832	33,195	74,810	65,640

Total operating expenses	47,670	44,093	98,274	89,631

Income (Loss) from operations	12,713	(9,359)	26,142	(24,640)

Other Expense (Income):
Other expense	165	—	165	10
Interest income, net	(95)	(28)	(172)	(107)
Interest expense-related party	859	1,012	1,715	2,016

Total other expense	929	984	1,708	1,919

Income (loss) before provision for income taxes	11,784	(10,343)	24,434	(26,559)
Provision for income taxes	628	—	628	—

Net income (loss)	$11,156	$(10,343)	$23,806	$(26,559)

Basic earnings (loss) per share of Common Stock	$0.53	$(0.50)	$1.14	$(1.30)
Diluted earnings (loss) per share of Common Stock	0.31	(0.50)	0.66	(1.30)
Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	21,022	20,543	20,913	20,502
Diluted	39,304	20,543	38,961	20,502

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)
(in thousands)

		Additional
	Common	Paid-in	Restricted	Accumulated
	Stock	Capital	Stock Grant	Deficit	Total

Balance at December 31, 2002	$208	$219,138	$(694)	$(293,361)	$(74,709)
Common Stock issued to employees under Kos Savings Plan	—	588	—	—	588
Issuance of Common Stock to employees under Stock Purchase Plan	1	1,004	—	—	1,005
Exercise of stock options	4	3,346	—	—	3,350
Compensation expense on restricted stock grant	—	—	148	—	148
Compensation expense on Common Stock warrants award	—	106	—	—	106
Net income	—	—	—	23,806	23,806

Balance at June 30, 2003	$213	$224,182	$(546)	$(269,555)	$(45,706)

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$23,806	$(26,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	1,426	1,091
Provision for inventory obsolescence	400	240
Reimbursement recognized under license agreement	(104)	—
Loss from disposal of fixed assets	164	—
Common Stock issued to employees	588	200
Compensation expense on restricted stock grant	148	148
Compensation expense on Common Stock warrants award	106	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,210)	(3,908)
Inventories	(2,581)	2,945
Prepaid expenses and other current assets	1,570	3,947
Other assets	—	6
Accounts payable	(136)	(2,274)
Accrued expenses	3,412	1,032
Advance payments from customers	(9,129)	(2,243)
Advance payments received on license agreement	5,797	—

Net cash provided by (used in) operating activities	24,257	(25,375)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(5,003)	(3,975)

Net cash used in investing activities	(5,003)	(3,975)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,005	711
Net proceeds from exercise of stock options	3,350	1,005
Borrowings under Notes Payable to Shareholder	—	9,000
Payments of Notes Payable to Shareholder	(4,000)	(25,000)
Payments under capital lease obligations	(28)	(26)

Net cash provided by (used in) financing activities	327	(14,310)

Net increase (decrease) in cash and cash equivalents	19,581	(43,660)
Cash and Cash Equivalents, beginning of period	19,572	45,319

Cash and Cash Equivalents, end of period	$39,153	$1,659

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,715	$2,016

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2003, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2003. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

2.     Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring” (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in 2002 and the recognition and measurement provisions on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of these provisions to have a material impact on its financial position, results of operations or cash flows.

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

4.     Income Taxes

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of June 30, 2003, the Company had available approximately $200 million in net operating loss carryforwards to offset future taxable net income, if any. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved. The Company recorded a provision for income taxes of $628,000 for the six months ended June 30, 2003 to reflect $371,000 in federal alternative minimum tax and $257,000 in state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

5.     Net Income (Loss) Per Share

     Basic earnings (loss) per share is determined by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method. A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Numerator:
Net income (loss)	$11,156	$(10,343)	$23,806	$(26,559)
Interest expense from convertible debt	859	N/A	1,715	N/A

Diluted net income (loss)	$12,015	$(10,343)	$25,521	$(26,559)

Denominator:
Basic weighted average number of shares outstanding	21,022	20,543	20,913	20,502
Effect of dilutive securities:
Stock options	2,099	—	1,865	—
Non-detachable warrants (See Note 9)	6,000	—	6,000	—
Convertible debt (See Note 9)	10,183	—	10,183	—

Diluted weighted average number of shares outstanding	39,304	20,543	38,961	20,502

Basic earnings (loss) per share of Common Stock	$0.53	$(0.50)	$1.14	$(1.30)
Diluted earnings (loss) per share of Common Stock	0.31	(0.50)	0.66	(1.30)

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	June 30,

	2003	2002

	(in thousands)
Stock options	—	6,395
Non-detachable warrants (See Note 9)	—	6,000
Convertible debt (See Note 9)	—	10,183

Total	—	22,578

6.     Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Raw materials	$1,802	$1,433
Work in process	3,429	1,619
Finished goods	2,877	2,875

Total inventories, net	$8,108	$5,927

7.     Accounting for Product Returns — Impact on Revenue Recognition

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

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the six months ended June 30, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.47 per share and $0.25 per share, respectively, for the six months ended June 30, 2003.

8.     Advance Payments Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through June 30, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.1 million was offset against research and development expenses during the quarter ended June 30, 2003. The majority of these payments, however, will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

9.     Notes Payable to Shareholder

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the

“Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of June 30, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.00% as of June 30, 2003), and are subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and subsequently to her transferee. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2003, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. If such debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order to generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of June 30, 2003, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of this Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $1.7 million and $2.0 million of interest expense for the six months ended June 30, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net income (loss):
As reported	$11,156	$(10,343)	$23,806	$(26,559)
Stock-based employee compensation expense under fair value method	5,088	3,924	9,755	7,106

Pro forma	$6,068	$(14,267)	$14,051	$(33,665)

Net income (loss) per share:
As reported:
Basic	$0.53	$(0.50)	$1.14	$(1.30)
Diluted	0.31	(0.50)	0.66	(1.30)
Pro forma:
Basic	$0.29	$(0.69)	$0.67	$(1.64)
Diluted	0.19	(0.69)	0.43	(1.64)
Number of shares used in calculation:
As reported:
Basic	21,022	20,543	20,913	20,502
Diluted	39,304	20,543	38,961	20,502
Pro forma:
Basic	21,022	20,543	20,913	20,502
Diluted	37,205	20,543	37,096	20,502

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through June 30, 2003, the Company had accumulated a deficit from operations of approximately $270 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $200 million as of June 30, 2003, to offset future taxable net income, if any.

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

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Kos’ annual report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 26, 2003. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns, rebates, and other allowances. The impact of these estimates on results of operations for the three months and six months ended June 30, 2003 and 2002, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Other than the change described below associated with the Company’s estimate of its product return exposure, such changes to these estimates have not been material to the Company’s results of operations during the six months ended June 30, 2003.

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the six months ended June 30, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the six months ended June 30, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.47 per share and $0.25 per share, respectively, for the six months ended June 30, 2003.

     The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

Three Months Ended June 30, 2003 and 2002

     The Company’s reported revenue increased to $64.9 million for the three months ended June 30, 2003, from $38.3 million for the same period in 2002. This increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan product during the 2003 period as compared to the 2002 period, to increases in prescription volume for the Company’s Advicor product, which was launched during the first quarter of 2002, and to the change in product return estimates (as described above).

     Gross profit (reported product sales less cost of product sold) for the three months ended June 30, 2003, was $60.4 million, compared with $34.7 million for the 2002 period.

     On January 28, 2002 the Company began commercializing its Advicor product. Accordingly, results of operations for the three months ended June 30, 2003 and 2002, reflect the Company’s significant efforts in connection with the commercial launch of this product.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through June 30, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.1 million was offset against research and development expenses during the quarter ended June 30, 2003. The majority of these payments, however, will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

     The Company’s research and development expenses increased to $11.8 million for the three months ended June 30, 2003, from $10.9 million for the three months ended June 30, 2002. The increased expenses related primarily to an increase of $1.0 million in personnel and personnel related costs and of a $0.7 million increase associated with ramp-up expenses during the 2003 quarter related to an Advicor pivotal study; such expenses were partially offset by the absence of clinical study expenses of another Advicor clinical study completed during mid-2002. The increases were partially offset by decreases of $0.4 million in medical education costs which were greater during the 2002 period in support of the commercial launch of the Advicor product, and of $0.5 million in formulation costs for products under development.

     Selling, general and administrative expenses increased to $35.8 million for the three months ended June 30, 2003, from $33.2 million for the three months ended June 30, 2002. Within this category, selling expenses increased to $28.6 million for the 2003 period from $27.2 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $1.2 million in sales force operating costs in support of the Niaspan and Advicor products, and of $0.4 million in marketing costs. General and administrative expenses increased to $7.2 million for the three months ended June 30, 2003, from $6.0 million for the three months ended June 30, 2002. This increase in general and administrative expenses was primarily related to increases of $0.5 million in personnel and personnel related costs, and of $0.7 million in other costs associated with the expanded activities of the Company.

     The Company is subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $80 million as of June 30, 2003, and bear interest at the prime rate (4.00% as of June 30, 2003). Interest expense under the Company’s credit facilities totaled $0.9 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively.

     The Company recognized a $0.6 million income tax provision for the three months ended June 30, 2003 to reflect $0.4 million of federal alternative minimum tax and $0.2 million of state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

     The Company recorded net income of $11.2 million for the three months ended June 30, 2003, compared with a net loss of $10.3 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 and 2002

     The Company’s reported revenue increased to $133.1 million for the six months ended June 30, 2003, from $72.1 million for the same period in 2002. This increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan product during the 2003 period as compared to the 2002 period, to increases in prescription volume for the Company’s Advicor product, which was launched during the first quarter of 2002, and to the change in product return estimates (as described above).

     Gross profit (reported product sales less cost of product sold) for the six months ended June 30, 2003, was $124.4 million, compared with $65.0 million for the 2002 period.

     The Company’s research and development expenses decreased to $23.5 million for the six months ended June 30, 2003, from $24.0 million for the six months ended June 30, 2002. The decreased expenses related primarily to decreases of $1.3 million in formulation costs for products under development, of $0.9 million in medical education costs which were greater during the 2002 period in support of the commercial launch of the Advicor product, and of $0.6 million in clinical study costs resulting mostly from the absence, during the 2003 period, of an Advicor clinical trial completed in mid-2002. These decreases in research and development expenses were partially offset by an increase of $2.1 million in personnel and personnel related costs.

     Selling, general and administrative expenses increased to $74.8 million for the six months ended June 30, 2003, from $65.6 million for the six months ended June 30, 2002. Within this category, selling expenses increased to $60.9 million for the 2003 period from $55.8 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $4.2 million in sales force operating costs in support of the Niaspan and Advicor products, and of $2.0 million in royalty expenses. The increase in selling expenses was partially offset by a decrease of $1.1 million in marketing costs which were also greater during the 2002 period in support of the commercial launch of the Advicor product. General and administrative expenses increased to $13.9 million for the six months ended June 30, 2003, from $9.8 million for the six months ended June 30, 2002. This increase in general and administrative expenses was primarily related to increases of $1.5 million in personnel and personnel related costs, of $0.6 million in professional fees, and of $2.0 million in other costs associated with the expanded activities of the Company.

      Interest expense under the Company’s credit facilities totaled $1.7 million and $2.0 million for the six months ended June 30, 2003 and 2002, respectively.

     The Company recognized a $0.6 million income tax provision for the six months ended June 30, 2003 to reflect $0.4 million of federal alternative minimum tax and $0.2 million of state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

     The Company recorded net income of $23.8 million for the six months ended June 30, 2003, compared with a net loss of $26.6 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

     At June 30, 2003, the Company had cash and cash equivalents totaling $39.2 million (of which $17.1 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and a working capital deficiency of $33.1 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of June 30, 2003, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $16.8 million. During the six months ended June 30, 2003, the Company spent $5.0 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to spend about $3 million in capital expenditures during the remainder of the year ending December 31, 2003, primarily to provide increased production capacity and to support its expanded operational activities.

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of June 30, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.00% as of June 30, 2003), and are subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership that she controls. All other terms and conditions of the Supplemental

Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of June 30, 2003, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility have been converted as of June 30, 2003, the conversion of amounts borrowed under the Supplemental Credit Facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, thus causing material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. If such debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of June 30, 2003, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $1.7 million and $2.0 million of interest expense for the six months ended June 30, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. Proceeds from any offerings are expected to be used to fund expanded selling efforts for the Company’s Niaspan and Advicor products, and for research and development and general corporate purposes. At June 30, 2003, the Company had not issued any securities under this registration statement.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, the Supplemental Credit Facility, and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan and Advicor products, its ability to continue to access its credit facilities, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan and Advicor, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility, the Supplemental Credit Facility, and the Standby Facility, and other events — including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or the issuance of debt securities that would require the consent of the Company’s current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the size of its sales force and the amount of the sales of its products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; commercialize its products outside the United States and the success of its relationship with Merck KGaA; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock; meet the conditions necessary to obtain funding under its funding arrangements; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck KGaA, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, as well as certain other risks including those set forth in the “Forward-Looking Information: Certain Cautionary Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, and in other reports already filed with the SEC. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

     On January 28, 2002, the Company began commercializing the Advicor product. The Company’s ability to successfully sell increasing quantities of the Advicor product will depend significantly on the increasing acceptance of the Advicor product by physicians and their patients. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or suffer more serious side effects, such as rhabdomyolysis or myopathy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhabdomyolysis is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. The Company is not aware of any reported cases of rhabdomyolysis or myopathy that were determined to be caused by patients taking Advicor, although there have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been identified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on the Company’s ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the recent release of Zetia, part of a new class of cholesterol-lowering agents, and by the possible 2003 release of Crestor, a new, highly powerful statin product. Zetia is being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor will be marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are both competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Patents and Trademarks; Litigation with Barr Laboratories, Inc.

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

      On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On June 16, 2003, Barr announced that it received tentative approval from the FDA for its generic version of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

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

     There can be no assurance that the Company will be successful in defending its patents in the Barr litigation. If the Company is not successful in defending it patents, Barr and other competitors may be able to produce and market generic versions of the Company’s Niaspan products, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business and financial results. The Company is unable at this time to estimate the economic impact if the Company is not successful in defending its patents.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At June 30, 2003, the Company had $80 million of variable rate indebtedness bearing interest at the prime rate (4.00% at June 30, 2003).

Item 4. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of June 30, 2003 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of Kos, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon Kos’ motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint against the Company and the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. On July 16, 2002, the 11th Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims with prejudice. The plaintiffs petitioned the Court of Appeals for a rehearing of the appeal, which was denied by the Court of Appeals. Recently, one of the plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court from the 11th Circuit decision. The Company intends to file a brief in opposition to that petition.

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

      On July 9, 2002, the Company received notice from Barr that it had filed an ANDA with the FDA that would, if approved, allow Barr to market generic versions of the Company’s 500 mg and 750 mg Niaspan products. On June 16, 2003, Barr announced that it received tentative approval from the FDA for its generic version of the Company’s 500 mg and 750 mg Niaspan products. On August 13, 2002, the Company filed a second patent infringement lawsuit against Barr also in the SDNY. Again, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On September 3, 2002, Barr answered the complaint by denying infringement and alleging that the patents are invalid. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930, and ‘181 patents are invalid. The two cases were consolidated on September 23, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 1, 2003, the Company held its 2003 Annual Meeting of Shareholders in Miami, Florida. Only holders of record of Common Stock on March 10, 2003 (the “Record Date”) were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 20,877,891 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1:	To elect ten directors of the Company to serve until the 2004 Annual Meeting of Shareholders and until their successors have been elected and qualified.

     Set forth below is information regarding the shares of Common Stock voted in the election of the ten directors.

Name	For	Against	Withheld

Michael Jaharis	17,157,623	—	1,114,385
Daniel M. Bell	17,149,261	—	1,122,747
Adrian Adams	17,159,163	—	1,112,845
Robert E. Baldini	17,152,320	—	1,119,688
John Brademas	18,167,728	—	104,280
Steven Jaharis	17,044,610	—	1,227,398
Louis C. Lasagna	18,167,093	—	104,915
Nicolaos E. Madias	18,169,103	—	102,905
Mark Novitch	18,098,801	—	173,207
Frederick B. Whittemore	18,106,903	—	165,105

Proposal 2:	To ratify and approve the issuance of warrants, exercisable for shares of common stock, issued in connection with a credit facility made available to the Company by a director of the Company and the Company’s largest shareholder.

     Set forth below is information regarding the shares of Common Stock voted to ratify and approve the issuance of common stock, issued in connection with a credit facility made available to the Company by a director of the Company and the Company’s largest shareholder.

Votes FOR	13,416,108
Votes AGAINST	168,232
Votes WITHHELD	29,421

Proposal 3:	To ratify the appointment of Ernst & Young LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2003

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Ernst & Young LLP as independent certified public accountants.

Votes FOR	18,186,267
Votes AGAINST	74,546
Votes WITHHELD	11,195

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.1*	Amended and Restated Articles of Incorporation of the Company.

3.2*	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2**	Form of Common Stock certificate of the Company.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

The Company filed a report of Form 8-K on May 6, 2003, reporting in Item 9 therein the issuance of a press release by the Company on May 6, 2003.

*	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

**	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.

Date:	August 12, 2003	By:	/s/ Adrian Adams Adrian Adams, President and Chief Executive Officer

Date:	August 12, 2003	By:	/s/ Christopher P. Kiritsy Christopher P. Kiritsy, Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 12, 2003	By:	/s/ Juan F. Rodriguez Juan F. Rodriguez, Vice President, Controller (Principal Accounting Officer)