Form 10-Q
period 2003-09-30
KOS PHARMACEUTICALS INC
filed 2003-11-05
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003

Common Stock, par value $.01 per share	21,990,340

KOS PHARMACEUTICALS, INC.

Niaspan® and Advicor® are trademarks of Kos Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51,438	$19,572
Marketable securities	13,564	—
Trade accounts receivable, net	26,624	24,088
Inventories, net	7,041	5,927
Prepaid expenses and other current assets	4,501	5,894

Total current assets	103,168	55,481
Fixed Assets, net	18,061	12,528
Other Assets	1,074	1,432

Total assets	$122,303	$69,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,495	$7,187
Accrued expenses	40,986	34,549
Advance payments from customers	—	9,129
Advance payment received on license agreement, net of amortized amount	14,833	9,203
Current portion of Notes Payable to Shareholder	50,000	50,000
Current portion of capital lease obligations	40	57

Total current liabilities	113,354	110,125

Notes Payable to Shareholder, net of current portion	30,000	34,000
Capital Lease Obligations, net of current portion	—	25
Shareholders’ Deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,977,282 and 20,807,859 shares issued and outstanding as of September 30, 2003 (unaudited) and December 31, 2002, respectively	220	208
Additional paid-in capital	234,222	219,138
Restricted stock grant	(470)	(694)
Accumulated deficit	(254,849)	(293,361)
Accumulated other comprehensive loss	(174)	—

Total shareholders’ deficit	(21,051)	(74,709)

Total liabilities and shareholders’ deficit	$122,303	$69,441

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues, net	$73,506	$45,536	$206,632	$117,677
Cost of sales	5,144	4,445	13,854	11,594

	68,362	41,091	192,778	106,083

Operating Expenses:
Research and development	12,384	9,765	35,847	33,756
Selling, general and administrative	39,790	30,594	114,600	96,234

Total operating expenses	52,174	40,359	150,447	129,990

Income (loss) from operations	16,188	732	42,331	(23,907)

Other Expense (Income):
Other expense	—	—	166	10
Interest income, net	(125)	(23)	(297)	(131)
Interest expense-related party	818	1,102	2,533	3,119

Total other expense	693	1,079	2,402	2,998

Income (loss) before provision for income taxes	15,495	(347)	39,929	(26,905)
Provision for income taxes	789	—	1,417	—

Net income (loss)	$14,706	$(347)	$38,512	$(26,905)

Basic earnings (loss) per share of Common Stock	$0.68	$(0.02)	$1.82	$(1.31)
Diluted earnings (loss) per share of Common Stock	0.37	(0.02)	1.03	(1.31)
Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	21,590	20,626	21,141	20,577
Diluted	41,775	20,626	39,903	20,577

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

(in thousands)

		Additional	Restricted		Other
	Common	Paid-in	Stock	Accumulated	Comprehensive
	Stock	Capital	Grant	Deficit	Loss	Total

Balance at December 31, 2002	$208	$219,138	$(694)	$(293,361)	$—	$(74,709)
Common Stock issued to employees under Kos Savings Plan	1	843	—	—	—	844
Issuance of Common Stock to employees under Stock Purchase Plan	1	1,982	—	—	—	1,983
Exercise of stock options	10	10,230	—	—	—	10,240
Compensation expense on restricted stock grant	—	—	224	—	—	224
Compensation expense on Common Stock warrants award	—	1,266	—	—	—	1,266
Unrealized loss on available-for- sale securities	—	—	—	—	(174)	(174)
Tax benefit of stock option exercises	—	763	—	—	—	763
Net income	—	—	—	38,512	—	38,512

Balance at September 30, 2003	$220	$234,222	$(470)	$(254,849)	$(174)	$(21,051)

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$38,512	$(26,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	2,331	1,779
Provision for doubtful accounts	50	—
Provision for inventory obsolescence	867	360
Reimbursement recognized under license agreement	(167)	—
Loss from disposal of fixed assets	166	—
Common Stock issued to employees	844	523
Compensation expense on restricted stock grant	224	224
Compensation expense on Common Stock warrants award	1,266	830
Tax benefit of stock option exercises	763	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,586)	(6,349)
Inventories	(1,981)	3,210
Prepaid expenses and other current assets	1,393	4,090
Other assets	—	6
Accounts payable	308	(3,074)
Accrued expenses	6,437	3,130
Advance payments from customers	(9,129)	4,675
Advance payments received on license agreement	5,797	—

Net cash provided by (used in) operating activities	45,095	(17,501)

Cash Flows from Investing Activities:
Purchases of marketable securities	(13,738)	—
Capital expenditures and deposits on fixed assets to be acquired	(7,672)	(5,532)

Net cash used in investing activities	(21,410)	(5,532)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,983	1,625
Net proceeds from exercise of stock options	10,240	1,053
Borrowings under Notes Payable to Shareholder	—	12,000
Payments of Notes Payable to Shareholder	(4,000)	(30,000)
Payments under capital lease obligations	(42)	(40)

Net cash provided by (used in) financing activities	8,181	(15,362)

Net increase (decrease) in cash and cash equivalents	31,866	(38,395)
Cash and Cash Equivalents, beginning of period	19,572	45,319

Cash and Cash Equivalents, end of period	$51,438	$6,924

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,533	$3,098

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine-month period ended September 30, 2003, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2003. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

2. Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older calendar year entities on December 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of these provisions to have a material impact on its financial position, results of operations or cash flows.

     In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also provides guidance regarding the separation of deliverables in a multiple deliverable arrangement and the allocation of total arrangement consideration to the discrete units of accounting for situations not governed by existing, higher-level authoritative literature. EITF 00-21 is effective for revenue arrangements entered into in periods (including quarterly periods) beginning after June 30, 2003. Companies are permitted, but not required, to apply the consensus guidance to existing arrangements as a cumulative effect of change in accounting principal in accordance with APB Opinion No. 20, “Accounting Changes”. Adoption of EITF 00-21 did not impact the Company’s financial position or results of operations because the Company does not currently have any multiple-deliverable revenue arrangements.

3. Reporting of Comprehensive Income or Loss

     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three months and nine months ended September 30, 2003 was $14.5 million and $38.3 million, respectively. Reported net loss equals comprehensive loss for the comparable periods in 2002.

4. Income Taxes

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of September 30, 2003, the Company had available approximately $204 million in net operating loss carryforwards to offset future taxable net income, if any. The Company periodically evaluates the adequacy of its net deferred tax asset reserve. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved as of September 30, 2003. In future periods, if the Company continues to generate taxable income, the Company may recognize a portion or all of its deferred tax asset by reversing its valuation allowance. The Company recorded a provision for income taxes of $1.4 million for the nine months ended September 30, 2003 to reflect $750,000 in federal alternative minimum tax and $667,000 in state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

5. Net Income (Loss) Per Share

     Basic earnings (loss) per share is determined by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method to stock options and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income (loss)	$14,706	$(347)	$38,512	$(26,905)
Interest expense from convertible debt	818	N/A	2,533	N/A

Diluted net income (loss)	$15,524	$(347)	$41,045	$(26,905)

Denominator:
Basic weighted average number of shares outstanding	21,590	20,626	21,141	20,577
Effect of dilutive securities:
Stock options	3,999	—	2,578	—
Non-detachable warrants (See Note 9)	6,000	—	6,000	—
Convertible debt (See Note 9)	10,183	—	10,183	—
Other Common Stock Warrants	3	—	1	—

Diluted weighted average number of shares outstanding	41,775	20,626	39,903	20,577

Basic earnings (loss) per share of Common Stock	$0.68	$(0.02)	$1.82	$(1.31)
Diluted earnings (loss) per share of Common Stock	0.37	(0.02)	1.03	(1.31)

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Stock options	32	6,539	2,334	6,427
Non-detachable warrants (See Note 9)	—	6,000	—	6,000
Convertible debt (See Note 9)	—	10,183	—	10,183
Other Common Stock warrants	—	150	100	150

Total	32	22,872	2,434	22,760

6. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2003	2002

	(in thousands)
Raw materials	$1,312	$1,433
Work in process	2,683	1,619
Finished goods	3,046	2,875

Total inventories, net	$7,041	$5,927

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

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the nine months ended September 30, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.47 per share and $0.25 per share, respectively, for the nine months ended September 30, 2003.

8. Advance Payments Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through September 30, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.1 million and $0.2 million were offset against research and development expenses during the quarter ended and nine months ended September 30, 2003, respectively. The majority of these payments, however, will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

9. Notes Payable to Shareholder

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of September 30, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of September 30, 2003), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership that she controls. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2003, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. To date, Wilson Point Holdings, LP, the limited partnership controlled by Mrs. Jaharis, has notified the Company of its intent to convert a portion of the $25 million note it holds under the Supplemental Credit Facility into 1.25 million shares of the Company’s Common Stock. If the debt conversion under the Supplemental Credit Facility were not to take place for any reason, the Company would be required to utilize its cash flow from operations, cash raised through its anticipated stock offering and/or its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order to generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of September 30, 2003, are due June 20, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximates the market value of the Company’s Common Stock on the effective date of this Standby Facility. The warrants are exercisable at any time until June 30, 2006.

     The Company recorded $2.5 million and $3.1 million of interest expense for the nine months ended September 30, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net income (loss):
As reported	$14,706	$(347)	$38,512	$(26,905)
Stock-based employee compensation expense under fair value method	5,338	3,631	15,105	10,892

Pro forma	$9,368	$(3,978)	$23,407	$(37,797)

Net income (loss) per share:
As reported:
Basic	$0.68	$(0.02)	$1.82	$(1.31)
Diluted	0.37	(0.02)	1.03	(1.31)
Pro forma:
Basic	$0.43	$(0.19)	$1.11	$(1.84)
Diluted	0.25	(0.19)	0.68	(1.84)
Number of shares used in calculation:
As reported:
Basic	21,590	20,626	21,141	20,577
Diluted	41,775	20,626	39,903	20,577
Pro forma:
Basic	21,590	20,626	21,141	20,577
Diluted	40,413	20,626	38,201	20,577

11. Subsequent Events

     On November 3, 2003, the Company announced that its European marketing and distribution partner, Merck KGaA, launched the sale of Niaspan in the United Kingdom.

     On November 4, 2003, the Company and Takeda Pharmaceuticals North America, Inc. (“Takeda”) announced a three-year agreement to co-promote Niaspan and Advicor in the United States. Pursuant to this agreement, Takeda will utilize its U.S.-based sales force to promote Niaspan and Advicor in addition to its own product. Takeda is responsible for providing a promotional effort that is expected to significantly increase the amount of product details performed per year, and for all costs associated with its sales force, including promotional materials and samples. The Company is responsible for manufacturing and supplying both products and will collect and record all sales associated with its products. Takeda will receive a percentage of incremental net sales of the products in the United States above a certain baseline amount. The co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement.

     On November 4, 2003, the Company also announced that it intends to offer 3.75 million shares of common stock in an underwritten public offering and that a limited partnership controlled by Mary Jaharis, the wife of Michael Jaharis, the Company’s principal shareholder, intends to offer 1.25 million shares of Common Stock in such offering. In addition, the Company intends to grant the underwriters an option to purchase up to 650,000 additional shares of common stock to cover over-allotments, and the Chairman of the Board of Directors intends to grant the underwriters an option to purchase 100,000 shares of common stock for such purpose. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders in the offering. The Company intends to use net proceeds from the sale of its 3.75 million shares to acquire other products and companies, to in-license complementary products, and to fund working capital needs and general corporate purposes.

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through September 30, 2003, the Company had accumulated a deficit from operations of approximately $255 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, the Company may utilize net operating losses sustained subsequent to June 30, 1996, amounting to approximately $204 million as of September 30, 2003, to offset future taxable net income, if any.

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

Recent Developments

     On August 20, 2003, the Company announced an exclusive development and commercialization agreement with Oryx Pharmaceuticals for the commercialization of Niaspan and Advicor in Canada. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and the Company will be responsible for manufacturing and supplying Niaspan and Advicor following receipt of marketing authorization for such products in Canada. Approval to market Niaspan and Advicor in Canada is not expected during the next year. If and when marketing approval is obtained, the Company will share the revenues from sales of Niaspan and Advicor in Canada with Oryx.

     On November 3, 2003, the Company announced that its European marketing and distribution partner, Merck KGaA, launched the sale of Niaspan in the United Kingdom.

     On November 4, 2003, the Company and Takeda Pharmaceuticals North America, Inc. (“Takeda”) announced a three-year agreement to co-promote Niaspan and Advicor in the United States. Pursuant to this agreement, Takeda will utilize its U.S.-based sales force to promote Niaspan and Advicor in addition to its own product. Takeda is responsible for providing a promotional effort that is expected to significantly increase the amount of product details performed per year, and for all costs associated with its sales force, including promotional materials and samples. The Company is responsible for manufacturing and supplying both products and will collect and record all sales associated with its products. Takeda will receive a percentage of incremental net sales of the products in the United States above a certain baseline amount. The co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement.

     On November 4, 2003, the Company also announced that it intends to offer 3.75 million shares of common stock in an underwritten public offering and that a limited partnership controlled by Mary Jaharis, the wife of Michael Jaharis, the Company’s principal shareholder, intends to offer 1.25 million shares of Common Stock in such offering. In addition, the Company intends to grant the underwriters an option to purchase up to 650,000 additional shares of common stock to cover over-allotments, and the Chairman of the Board of Directors intends to grant the underwriters an option to purchase 100,000 shares of common stock for such purpose. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders in the offering. The Company intends to use net proceeds from the sale of its 3.75 million shares to acquire other products and companies, to in-license complementary products, and to fund working capital needs and general corporate purposes.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Kos’ annual report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 26, 2003. The Company believes that its most critical accounting policies include revenue recognition and the estimation of product returns, rebates, and other allowances. The impact of these estimates on results of operations for the three months and nine months ended September 30, 2003 and 2002, are described below. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net revenue in the period in which the change is known. Other than the change described below associated with the Company’s estimate of its product return exposure, such changes to these estimates have not been material to the Company’s results of operations during the nine months ended September 30, 2003.

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the nine months ended September 30, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the nine months ended September 30, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.47 per share and $0.25 per share, respectively, for the nine months ended September 30, 2003.

     The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The net operating loss carryforwards attributable to a predecessor of the Company, amounting to approximately $51 million, were not transferred to the Company. As of September 30, 2003, the Company had available approximately $204 million in net operating loss carryforwards to offset future taxable net income, if any. The Company periodically evaluates the adequacy of its net deferred tax asset reserve. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred tax asset has been fully reserved as of September 30, 2003. In future periods, if the Company continues to generate taxable income, the Company may recognize a portion or all of its deferred tax asset by reversing its valuation allowance. The Company recorded a provision for income taxes of $1.4 million for the nine months ended September 30, 2003 to reflect $750,000 in federal alternative minimum tax and $667,000 in state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

Three Months Ended September 30, 2003 and 2002

     The Company’s reported revenue increased to $73.5 million for the three months ended September 30, 2003, from $45.5 million for the same period in 2002. This increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan product during the 2003 period as compared to the 2002 period, to increases in unit volume for the Company’s Advicor product, which was launched during the first quarter of 2002.

     Gross profit (reported product sales less cost of product sold) for the three months ended September 30, 2003, was $68.4 million, compared with $41.1 million for the 2002 period.

     On January 28, 2002 the Company began commercializing its Advicor product. Accordingly, results of operations for the three months ended September 30, 2003 and 2002, reflect the Company’s significant efforts in connection with the commercial launch of this product.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through September 30, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.1 million was offset against research and development expenses during the quarter ended September 30, 2003. The majority of these payments, however, will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

     The Company’s research and development expenses increased to $12.4 million for the three months ended September 30, 2003, from $9.8 million for the same period in 2002. The increased expenses related primarily to an increase of $1.1 million in personnel and personnel-related costs and of a $1.5 million increase principally associated with ramp-up expenses during the 2003 quarter related to Advicor clinical studies.

     Selling, general and administrative expenses increased to $39.8 million for the three months ended September 30, 2003, from $30.6 million for the three months ended September 30, 2002. Within this category, selling expenses increased to $30.1 million for the 2003 period from $24.5 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $3.4 million in sales force operating costs in support of the Niaspan and Advicor products, and of $2.1 million in marketing costs. General and administrative expenses increased to $9.7 million for the three months ended September 30, 2003, from $6.1 million for the three months ended September 30, 2002. This increase in general and administrative expenses was primarily related to increases of $1.2 million in personnel and personnel-related costs, of $1.2 million in professional fees, and of $1.2 million associated with the expanded activities of the Company.

     The Company is subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The Company is also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife. Borrowings under these credit facilities totaled $80 million as of September 30, 2003, and bear interest at the prime rate (4.0% as of September 30, 2003). Interest expense under the Company’s credit facilities totaled $0.8 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively.

     The Company recognized a $0.8 million income tax provision for the three months ended September 30, 2003 to reflect $0.4 million of federal alternative minimum tax and $0.4 million of state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

     The Company recorded net income of $14.7 million for the three months ended September 30, 2003, compared with a net loss of $0.3 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002

     The Company’s reported revenue increased to $206.6 million for the nine months ended September 30, 2003, from $117.7 million for the same period in 2002. This increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan product during the 2003 period as compared to the 2002 period, to increases in unit volume for the Company’s Advicor product, which was launched during the first quarter of 2002, and to the change in product return estimates (as described above).

     Gross profit (reported product sales less cost of product sold) for the nine months ended September 30, 2003, was $192.8 million, compared with $106.1 million for the 2002 period.

     The Company’s research and development expenses increased to $35.8 million for the nine months ended September 30, 2003, from $33.8 million for the same period in 2002. The increased expenses related primarily to an increase of $3.2 million in personnel and personnel-related costs, and to a $0.8 million increase principally associated with ramp-up expenses related to Advicor clinical studies. These increases were partially offset by decreases of $1.4 million in medical education costs which were greater during the 2002 period in support of the commercial launch of the Advicor product and of $1.2 million associated with formulation costs for products under development.

     Selling, general and administrative expenses increased to $114.6 million for the nine months ended September 30, 2003, from $96.2 million for the same period in 2002. Within this category, selling expenses increased to $91.0 million for the 2003 period from $80.3 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $7.6 million in sales force operating costs in support of the Niaspan and Advicor products, of $2.5 million in royalty expenses, and of $1.0 million in marketing costs. General and administrative expenses increased to $23.6 million for the nine months ended September 30, 2003, from $15.9 million for the nine months ended September 30, 2002. This increase in general and administrative expenses was primarily related to increases of $3.2 million in personnel and personnel related costs, of $1.7 million in professional fees, and of $2.8 million in other costs associated with the expanded activities of the Company.

     Interest expense under the Company’s credit facilities totaled $2.5 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively.

     The Company recognized a $1.4 million income tax provision for the nine months ended September 30, 2003 to reflect $0.7 million of federal alternative minimum tax and $0.7 million of state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

     The Company recorded net income of $38.5 million for the nine months ended September 30, 2003, compared with a net loss of $26.9 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     At September 30, 2003, the Company had cash and cash equivalents, and marketable securities totaling $65.0 million (of which $17.1 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and a working capital deficiency of $10.2 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials. As of September 30, 2003, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $18.1 million. During the nine months ended September 30, 2003, the Company spent $7.7 million in capital expenditures and deposits on fixed assets to be acquired. The Company expects to spend about $3 million in capital expenditures during the remainder of the year ending December 31, 2003, primarily to provide increased production capacity and to support its expanded operational activities.

     On December 19, 2002, the Company and Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, entered into an agreement whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company by Mr. Jaharis on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of September 30, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of September 30, 2003), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Michael Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, have been transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controls. All other terms and conditions of the Supplemental Credit Facility remain unchanged. Borrowings under the Supplemental Credit Facility totaled $50 million as of September 30, 2003, bear interest at the prime rate, are convertible (at $4.91 per share) into shares of the Company’s Common Stock, and will be due December 31, 2003. Although no amounts borrowed under the Supplemental Credit Facility have been converted as of September 30, 2003, the conversion of amounts borrowed under the Supplemental Credit Facility into shares of the Company’s Common Stock would have resulted in the issuance of 10,183,299 additional shares of the Company’s Common Stock, thus causing material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the conversion price established under the Supplemental Credit Facility, which is $4.91 per share, through the maturity date, Mr. Jaharis and the other lenders will elect to convert the borrowings outstanding under this facility into shares of Kos Common Stock prior to the maturity date, thereby relieving the Company of the obligation to repay such facility. To date, the Limited Partnership has notified the Company of its intent to convert a portion of the $25 million note it holds under the Supplemental Credit Facility into 1.25 million shares of the Company’s Common Stock. If the debt conversion were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its two other facilities with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Supplemental Credit Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Supplemental Credit Facility to the extent that its cash and available credit are insufficient to repay the Supplemental Credit Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis and the other lenders. It is possible that the Company could seek to extend the maturity date of the Supplemental Credit Facility or enter into a new financing arrangement with Mr. Jaharis and the other lenders that would replace the Supplemental Credit Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis and the other lenders would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that the lenders under the Supplemental Credit Facility will convert the Company’s borrowings under such facility into shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of September 30, 2003, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $2.5 million and $3.1 million of interest expense for the nine months ended September 30, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company amended the Shelf Registration (the “Amended Shelf Registration”) allowing the Limited Partnership to sell up to 1.5 million shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by Bristol-Myers Squibb Pharma Company (“BMS”) and another shareholder. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 3, 2003, the Company announced that it intends to offer 3.75 million shares of Common Stock in an underwritten public offering pursuant to the Amended Shelf Registration, and that the Limited Partnership intends to sell up to 1.25 million shares in such offering. In addition, the Company intends to grant the underwriters an option to purchase up to 650,000 additional shares of Common Stock to cover over-allotments and the Chairman of the Company’s Board of Directors intends to grant the underwriters an option to purchase 100,000 shares of Common Stock for such purpose. Proceeds from any offerings, other than the proceeds pertaining to the selling shareholders as a result of all or a portion of their holdings, are expected to be used to acquire other products and companies, to in-license complimentary products, and to fund working capital needs and general corporate purposes. As of the date of this filing, the Company had not issued any securities under the Shelf Registration, including any amendments thereto.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: successfully complete a public offering of Company Common Stock; ensure that Takeda Pharmaceuticals North America, Inc. successfully co-promotes our products; increase the size of its sales force and the amount of the sales of its products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; achieve a successful conclusion to our ongoing litigation with Barr Laboratories; commercialize its products outside the United States and the success of its relationship with Merck KGaA; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; have sufficient cash, available credit, and access to capital from third parties to be able to repay the Supplemental Credit Facility on a timely basis in the event that it is not converted into shares of the Company’s Common Stock; meet the conditions necessary to obtain funding under its funding arrangements; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck KGaA, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, as well as certain other risks including those set forth in the “Forward-Looking Information: Certain Cautionary Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, and in other reports already filed with the SEC. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the recent release of Zetia, part of a new class of cholesterol-lowering agents, and by the 2003 release of Crestor, a new, highly powerful statin product. Zetia is being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is being marketed by

AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are both competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

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

     In general, many of the U.S. patents and patent applications owned by or licensed to Kos in conjunction with its commercial products relate to certain extended-release niacin compositions and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use and composition patents owned by or licensed to Kos, off-label sales might occur that would be difficult to prevent through enforcement of Kos’ patents, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office (the “PTO”) has issued U.S. Patent numbers 6,129,930 and 6,080,428 to the Company with claims related to Niaspan’s composition and method-of-use. In addition, on June 18, 2002, the PTO issued U.S. Patent number 6,406,715 related to certain unique pharmacokinetic features of Kos’ inventive extended-release niacin compositions, a component of both Niaspan and Advicor. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has since purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed the ‘428 and ‘930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or a court decision. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ ‘715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

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

We Will Depend on Takeda Pharmaceuticals North America, Inc. to Successfully Market Our Products

     Our ability to generate increasing sales of our Niaspan and Advicor products at the rates that we currently anticipate will depend in large part on the efforts of Takeda Pharmaceuticals North America, Inc. We have entered into a co-promotion arrangement with Takeda pursuant to which they have agreed to co-promote our Niaspan and Advicor products in return for a portion of the incremental net sales generated by such products in excess of a certain baseline amount. We will depend on the efforts of Takeda to generate additional sales of our Niaspan and Advicor products, and we will have no control over Takeda’s efforts. The success of our co-promotion arrangement with Takeda will depend on, among other things, the ongoing financial condition of Takeda, its commitment to the co-promotion arrangement, the skills, experience and efforts of the employees of Takeda responsible for Takeda’s performance under the arrangement, and the receptivity of the target physicians on which the Takeda employees call to the Niaspan and Advicor products, all of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At September 30, 2003, the Company had $80 million of variable rate indebtedness bearing interest at the prime rate (4.0% at September 30, 2003).

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

     As of September 30, 2003 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On August 5, 1998, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against the Company, the members of the Company’s Board of Directors, certain officers of Kos, and the underwriters of the Company’s October 1997 offering of shares of Common Stock. In its complaint, the plaintiff asserts, on behalf of itself and a putative class of purchasers of the Company’s Common Stock during the period from July 29, 1997, through November 13, 1997, claims under: (i) sections 11, 12(a)(2) and 15 of the Securities Act of 1933; (ii) sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; and (iii) for common law fraud, negligent misrepresentation and breach of fiduciary duty. The claims in the lawsuit relate principally to certain statements made by the Company, or certain of its representatives, concerning the efficacy, safety, sales volume and commercial viability of the Niaspan product. The complaint sought unspecified damages and costs, including attorneys’ fees and costs and expenses. Upon Kos’ motion, the case was transferred to the United States District Court for the Southern District of Florida. The Company filed a motion to dismiss the complaint against the Company and the individual Kos defendants on January 7, 1999. On May 24, 1999, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice. The plaintiffs filed an appeal on June 7, 1999, with the United States Circuit Court of Appeals for the 11th Circuit. On July 16, 2002, the 11th Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims with prejudice. The plaintiffs petitioned the Court of Appeals for a rehearing of the appeal, which was denied by the Court of Appeals. Recently, one of the plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court from the 11th Circuit decision, which was denied by the United States Supreme Court.

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an ANDA that would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. Under the patent laws of the United States, the filing of an ANDA for a pharmaceutical composition or method of use that is currently protected by a patent, such as Niaspan, constitutes an act of infringement. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserts that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. Under the FDA statute, the filing of a patent infringement suit by the Company suspends the ANDA approval process for the earlier of 30 months or a court decision. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. patent number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ 6,406,715 patent. The Company filed a third lawsuit on

November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ’715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ’428, ’930, ’145, and ’181 patents are not infringed, and that the ’428, ’930 and ’181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ’145 and ’181 patents.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered on September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003.

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

     (b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on July 31, 2003, reporting in Item 9 therein the issuance of a press release by the Company on July 31, 2003.

The Company filed a report on Form 8-K on August 1, 2003, reporting in Item 9 therein disclosures made during an investor conference call on July 31, 2003.

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

KOS PHARMACEUTICALS, INC

Date: November 5, 2003	By: /s/ Adrian Adams

Adrian Adams, President and Chief Executive Officer

Date: November 5, 2003	By: /s/ Christopher P. Kiritsy

Christopher P. Kiritsy, Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2003	By: /s/ Juan F. Rodriguez

Juan F. Rodriguez, Vice President, Controller (Principal Accounting Officer)