Form 10-K
period 2003-12-31
KOS PHARMACEUTICALS INC
filed 2004-03-15
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓ No ☐

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 23, 2004: $843,795,560.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of February 23, 2004: 36,909,431.

Documents Incorporated by Reference

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

PART I

ITEM 1. BUSINESS.

     Kos Pharmaceuticals, Inc. (“Kos” or the “Company”) is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. Kos manufactures its currently marketed products, Niaspan and Advicor, and markets them directly through its own specialty sales force and through a sales force provided by a contract sales organization through December 31, 2003. Kos’ products under development directed to cardiovascular disease consist of controlled-release, once-a-day, oral dosage formulations. The Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with its proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) compared with existing formulations of such products. Kos believes that developing proprietary products based on currently approved drugs, rather than new chemical entities, may reduce regulatory and development risks and, because physicians are generally familiar with the safety and efficacy of such products, may facilitate the marketing of such products. All of Kos’ products currently under development require new drug application filings with the U.S. Food and Drug Administration, (the “FDA”). Although such new drug application filings are more expensive and time consuming than abbreviated new drug applications, products that require a new drug application approval offer several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and potential for a thirty six-month exclusivity protection from generic competition.

Recent Development

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a supply agreement with Aventis Pharmaceuticals, Inc. (collectively “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreement”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreement, Kos will pay Aventis $200 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed. Under the terms of the supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The Company expects to close this transaction by the end of the first quarter 2004, pending the completion of the Federal Trade Commission’s Hart-Scott-Rodino review and approval process.

Kos’ Business Strategy

     The principal elements of the Company’s business strategy are as follows:

(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved;

(ii)	focus on the large, rapidly growing cardiovascular and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	manage internally the clinical development of its products;

(v)	manufacture its products internally, or where necessary or prudent, using a contract manufacturer;

(vi)	market its products directly through its specialty sales force, which Kos may supplement with a contract sales organization or other partners; and

(vii)	leverage its core competencies through corporate and academic alliances.

Marketed Products

Niaspan

     On July 28, 1997, the Company received clearance from the FDA to market Niaspan for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of a niacin product ever approved by the FDA for the treatment of mixed lipid disorders. Kos began commercializing Niaspan in the United States in September 1997. On November 3, 2003, the Company’s European marketing and distribution partner, Merck KGaA, launched the sale of Niaspan in the United Kingdom.

     Niacin, the active ingredient in Niaspan, is a water soluble vitamin long recognized by the National Institutes of Health and the American Heart Association as an effective agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein, commonly referred to as LDL or “bad” cholesterol, total cholesterol, and triglycerides and depressed high-density lipoprotein, commonly referred to as HDL or “good” cholesterol. Based principally on the results of the Company’s clinical studies evaluating Niaspan, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, Niaspan is indicated for the following: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin, which is a different class of drugs that reduces bad cholesterol; (iv) reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (v) promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. In addition, the FDA-approved prescribing information for Niaspan references its ability to significantly reduce lipoprotein (a), which is an independent risk factor for coronary heart disease, although no studies have been conducted showing the clinical benefits of exclusively lowering levels of lipoprotein (a).

     During the past ten years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in approximately a 30% reduction in cardiac events, such as nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite a significant reduction in LDL cholesterol levels, approximately 70% of cardiac events were not avoided when compared with placebo, suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Accordingly, throughout this period, considerable scientific evidence has continued to emerge showing that many lipid risk factors contribute to coronary heart disease and, in particular, that niacin has powerful utility in addressing such multiple cholesterol disorders.

     A study published in the August 1999 issue of The New England Journal of Medicine and conducted by the United States Department of Veteran Affairs showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality following a fibrate. Specifically, the trial results showed that even a 6% increase in HDL resulted in a 22% reduction in the incidence of coronary heart disease death and nonfatal heart attacks and a 26% reduction in stroke in patients with coronary heart disease who had depressed levels of HDL, but normal levels of LDL and triglycerides. More recently, a study published in the November 2001 issue of The New England Journal of Medicine concluded that the combination of statin and niacin therapy was strikingly favorable in treating coronary heart disease patients, virtually halting atherosclerosis progression and reducing cardiac events by up to 90%. The results from these studies are consistent with conclusions from previous epidemiological studies demonstrating that for each 1% increase in HDL cholesterol, the risk of developing coronary heart disease decreases by 2% to 3%, whereas a 1% decrease in LDL cholesterol results in only a 1% decrease in coronary heart disease risk. Consequently, Kos believes that agents that further increase HDL cholesterol could potentially improve the benefits with respect to morbidity and mortality.

     During 2001, Kos sponsored a study that evaluated the effects of Niaspan on lipids and blood sugar levels in 148 diabetic patients. The Company sponsored this trial because previous reports had shown that niacin can raise blood sugar levels in diabetic patients, thereby discouraging the use of niacin in diabetics despite the low HDL and abnormal triglycerides observed in diabetics. The results of this study, which was published in the July 22, 2002, issue of the Archives of Internal Medicine, showed that Niaspan increased HDL by up to 24% and decreased triglycerides by as much as 30%, with minimal effect on glucose control. Based on these study results, in 2002 Kos submitted a supplemental new drug application to the FDA to seek an additional indication for Niaspan for the treatment of dyslipidemia in patients with type 2 diabetes. Although the FDA acknowledges that Niaspan can be safely used in diabetic patients, the FDA did not grant a formal indication for diabetic dyslipidemia because of the lack of outcome data with Niaspan. In January 2004, Kos withdrew this supplemental new drug application with the FDA. The FDA recommends that physicians and patients should monitor blood sugar levels following treatment with Niaspan.

     In 2002, Kos submitted another supplemental new drug application to the FDA for Niaspan to expand the current label to include positive results in reducing the risk of stroke or transient ischemic attack (sometimes referred to as “ministrokes”) in patients with a previous heart attack and elevated cholesterol levels. This supplemental new drug application for Niaspan is based on results from a landmark double-blinded, placebo-controlled, long-term secondary prevention study known as the Coronary Drug Project. The morbidity/mortality study, sponsored by the National Heart, Lung, and Blood Institute, suggested that people taking niacin had significantly fewer strokes and ministrokes compared with patients taking a placebo. The FDA did not grant a claim for stroke for Niaspan, again principally because of the lack of outcome data showing the benefits of Niaspan administration on stroke.

     During 2003, Kos continued to benefit from the revised guidelines established by the expert panel of the National Cholesterol Education Program and published in the May 2001 edition of the Journal of the American Medical Association. These revised guidelines not only emphasize the importance of aggressively treating LDL cholesterol, but also advocate treating lipid abnormalities beyond LDL cholesterol. Specifically, the revised National Cholesterol Education Program guidelines increase the threshold for defining low HDL cholesterol from 35 to 40 mg/dL, and lower the thresholds for triglyceride classifications to give more attention to moderate disorders. Moreover, the latest National Cholesterol Education Program parameters raise the cardiac risk levels for people with diabetes to the equivalent of people with coronary heart disease. Finally, the expert panel increased its recommendation of the number of patients who should be taking cholesterol modifiers to 36 million patients (of which only 13 million patients are currently taking such medications), an almost three-fold increase since the previous guidelines were first published in 1993.

     The Company currently markets Niaspan in the United States directly to specialist physicians within the cardiovascular market who specialize in treating patients with coronary heart disease and who are among the leading prescribers of lipid-altering medications. Such “lipid-management specialists,” whose primary focus is on treating the 14 million Americans who are estimated by the American Heart Association to have coronary heart disease, consist principally of cardiologists, endocrinologists, and internists. Of the 14 million Americans estimated to have coronary heart disease, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. Kos believes that patients with low HDL or multiple lipid disorders would benefit from Niaspan therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or “statin,” to reduce LDL combined with Niaspan to raise HDL, lower triglycerides, and enhance the statin’s LDL efficacy. Since the launch of Niaspan, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. During 2003, over 70% of the approximately 20,000 cardiologists present in the U.S. cardiovascular market prescribed Niaspan and since 1997 more than 140,000 physicians have prescribed Niaspan at least once.

     In addition to a larger field sales force, Kos continued to increase its promotional commitment to Niaspan during 2003. Such promotional efforts consist of investments in medical education grants, symposia, and expert advisory boards to establish the importance of modulating multiple lipid risk factors in an effort to thwart coronary heart disease. Such continued investment in the product is expected to add awareness and expand usage by targeted physicians.

     In addition to promoting Niaspan as the drug of choice to treat HDL cholesterol and multiple lipid disorders, Kos informs physicians as to the manner in which Niaspan achieves its safety and efficacy profile. This marketing initiative is implemented through direct office visits with selected physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of Niaspan through brochures and product sample packs. Information delivered by Kos to physicians and patients includes a discussion about the flushing side effects of Niaspan, including the importance of a proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking Niaspan will flush occasionally, Kos believes that the combination of Niaspan’s formulation, its patented dosing regimen, and proper dose titration should result in an incidence of flushing episodes tolerable for most patients. Niaspan’s patented dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release niacin.

Advicor

     On December 17, 2001, Kos received clearance from the FDA to market Advicor tablets. The approval of Advicor marks the first time that the FDA has approved a combination product for the safe and efficacious treatment of cholesterol disorders. Kos began detailing Advicor to physicians on January 28, 2002. Advicor is a single tablet formulation containing Niaspan and lovastatin. Kos believes that a once-a-night tablet with the combined complementary properties of Niaspan and lovastatin represents an effective method for treating patients with mixed lipid disorders.

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

     The launch of Advicor in January 2002 was supported not only by the significant inroads made in educating the medical community about the importance of treating multiple lipid disorders, but also by the increasing scientific evidence showing that many lipid risk factors contribute to coronary heart disease. During 2001, Kos contributed to the advancement of such scientific data by sponsoring a Phase IV clinical study, known as ADVOCATE, that compared the potency of Advicor with the two best-selling statins in modulating multiple lipid risk factors. The results of this 316-patient study were presented at the March 2002 meeting of the American College of Cardiology and published in the March 15, 2003 issue of the American Journal of Cardiology, and showed that Advicor’s LDL efficacy is comparable to the leading statin drugs while its efficacy in all other lipid parameters is superior. Specifically, patients receiving 1000mg/40mg of Advicor (its “workhorse” dose) showed reductions in LDL, triglycerides and lipoprotein (a) of 39%, 30% and 16%, respectively, while experiencing increases in HDL of 20%. In comparison, patients receiving 10mg of atorvastatin, the “workhorse” dose of Lipitor®, exhibited a 38% and 15% reduction in LDL cholesterol and triglycerides, respectively, while experiencing increases in HDL of only 3% and an undesirable increase in lipoprotein (a) of 5%. During 2002, Kos completed another Phase IV study, called IMPACT, with a focus on safety, which included about 5,000 patients and 1,000 doctors. The results of this study showed less than 0.5% incidence in elevated liver functions tests and no drug-related myopathy events were reported. The data from these two studies provide compelling evidence of the potency of Advicor to offer physicians a convenient single tablet therapy when the individual components have not achieved the desired therapeutic response for treating patients with multiple lipid disorders.

     As with Niaspan, Kos markets Advicor directly to specialist and primary care physicians within the cardiovascular market who specialize in treating patients with coronary heart disease and who are among the leading prescribers of lipid-altering medications. The Company believes that patients requiring treatment for primary hypercholesterolemia or mixed dyslipidemia who require additional lipid modification for LDL and HDL cholesterol and triglycerides, beyond that achieved by the individual drug components, would benefit from Advicor therapy. Kos also believes that this patented once-a-night product will offer improvements in patient compliance compared with taking each component of the drug independently under its recommended dosing regimen. Moreover, based on market research and on historical Niaspan prescribing trends, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event.

     Because Niaspan is one of the two active ingredients in Advicor, most patients taking Advicor will flush occasionally. As with its promotional and educational efforts for Niaspan, Kos strives to educate patients and physicians about the benefits and proper use of Advicor. These efforts are mostly conducted through office visits with selected physicians, medical journal reprints, medical seminars and clinical discussion groups. The Company also educates patients on the benefits of and proper use of Advicor through brochures and product samples. Consequently, Kos believes that its patented dosing regimen and proper dose titration should result in tolerable flushing incidents for most patients. Further, because Advicor, like Niaspan, is also taken once-daily at night, any flushing episode should occur while the patient is sleeping, thereby avoiding the discomfort and embarrassment that accompanies the multiple daytime flushing episodes that occur with other niacin preparations.

     Through late 2001, Kos was subject to the terms of a co-promotion agreement with DuPont Pharmaceuticals Company (“DuPont”) to co-promote Advicor. Under the terms of the agreement, Kos received from DuPont a $20-million equity investment during 2000. DuPont was to share half of the cost of medical education, clinical studies, and promotion programs, and it was to match its field force “detailing” efforts with physicians, which is when its sales representatives meet with physicians to educate them about the therapeutic benefits of its products. In return, DuPont was to receive approximately half of the gross profit on the sale of Advicor. On October 1, 2001, DuPont’s parent company, E. I. du Pont de Nemours, sold DuPont to Bristol-Myers Squibb Company (“BMS”). On December 17, 2001, Kos entered into an agreement with BMS pursuant to which its agreement with DuPont was terminated and BMS paid Kos a one-time, $45 million settlement. Moreover, in connection with this settlement, Kos also regained full marketing rights to the Advicor product, including the right to all product profits and the ability to enter into partnership arrangements with other parties.

Products Under Development

     Although the Company has obtained clearance from the FDA to market Niaspan and Advicor, its other products under development are at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that Kos will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of its products under development. Thus, there can be no assurances that any of its products under development will be developed and commercialized in a timely manner, or in accordance with its plans or projections, or at all. Kos may determine to discontinue the development of any or all of its products under development at any time.

Solid-Dose Drug Delivery Systems

     The Company continues to conduct research on novel solid-dose drug delivery systems. During 2003, Kos filed supplemental New Drug Applications, supported by clinical trials, for additional indications for Niaspan and expects to file more supplemental New Drug Applications during 2004 for new dosage forms of Niaspan and Advicor. Utilizing its considerable knowledge obtained from formulating both Niaspan and Advicor, Kos also continues to make progress in developing innovative solid-dose delivery systems that could be used to produce a variety of compounds. The Company expects to file three new drug applications with the FDA that are expected to produce new products after 2007. The first new drug application product (known as KS-01-019) is a dual component therapy for dyslipidemia that is expected to be more potent than Advicor with respect to lowering LDL cholesterol and is expected to reach the market in 2007. The second new drug application product (known as KS-01-017) is a dual regulator of glucose and lipids that is expected to be equally potent to Niaspan in modulating multiple lipids, while also reducing blood sugar levels on par with some widely utilized oral anti-diabetic medications. This product, which is currently in formulation development, is expected to enter human clinical trials in 2005. The third new drug application product (known as KS-01-018) is expected to reach the market in 2009 and is a product for peripheral arterial disease. With this product, Kos expects to affect a disease that is mostly under-treated because there are no highly effective products currently available.

     Kos is also working on a gastric retention drug delivery platform. The gastric retention platform encompasses technology in-licensed from Purdue Research Foundation, an affiliate of Purdue University, which grants Kos exclusive commercialization rights to technology invented at Purdue for the development of gastric retention drug delivery systems for pharmaceutical products. To date, Kos has internally developed a prototype system which has been studied in animals. The technology can be out-licensed or internally developed for delivery of both soluble and insoluble drugs. Further, the technology could potentially be out-licensed as a drug delivery system.

     Additionally, Kos has initiated a program to discover and develop new chemical entities to promote reverse cholesterol transport. The Company believes that by “smart” targeting key steps and enzyme systems in the HDL metabolic pathway, it can identify candidate molecules with a high probability of success. Drugs with properties similar to that of the native A-I proteins that is associated with HDL represent another potential approach. A preliminary evaluation in humans of an intravenous from of the A-I protein suggests that it can promote regression of cholesterol plaque. These Kos development projects are being carried out in collaboration with investigators at several well-known academic research centers, including Boston University, Tufts University, the Southern California Institute for Research and Education, and the University of Pennsylvania. The Company’s early work on this area has already resulted in several candidate drugs that look quite promising.

     Kos will continue to develop its solid-dose drug delivery system platform in the future, and may seek one or more developmental partners to further such efforts.

Metered-Dose Inhalation Devices and Other Device Products

     Complementing its formulation capabilities, the Company has developed a line of inhalation devices that are proprietary, state-of-the art and useful for delivering small and large molecules. The principal features of the devices are three-fold: 1) improved coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration; 2) improved ergonomics, which leads to increased patient compliance; and 3) reduced drug retention, due to improved design and mechanics of the devices. To date, Kos has focused its development efforts on three metered-dose inhaler devices; a breath-coordinated inhaler, a breath-actuated inhaler and a spacerless metered-dose inhaler device that generates low plume force. Each of these devices offers distinct benefits and may be deployed on an a la carte basis depending on potential partners’ interest. Kos is also developing a proprietary inhalation dose counter designed to indicate when sufficient doses no longer remain in the aerosol canister, thereby alerting the patient to obtain a refill prescription. The Company is also continuing efforts to develop a compact portable nebulizer earmarked for products requiring large dosages to be administered into the respiratory airwaves. In 2002, nine patents were issued supporting various elements of the inhalation delivery technology. In 2003, the Company had seven device patents issued. Kos currently intends to use the inhalation dose-counter on all of its proprietary inhalation devices.

Advanced Inhalation Delivery Research

     Leveraging its unique aerosol formulation expertise, Kos continues to formulate proteins, such as recombinant insulin, for delivery to the lungs using its proprietary metered-dose inhaler device. During 2002, Kos completed proof-of-principle studies in humans demonstrating that its recombinant insulin product is bioavailable in the lungs (approximately 15%) while exhibiting excellent dose-to-dose reproducibility. Kos believes that such compelling results may be attractive to potential development partners for not only developing this product, but also for other proteins/peptides, possibly on a contract formulation basis. As the Company continues to generate data demonstrating the performance and efficacy of delivering such proteins via the lung through its metered-dose inhaler devices, Kos expects to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis.

Sales and Marketing

     Kos markets its branded proprietary products through its own specialty sales force and through a sales force provided by a contract sales organization pursuant to a contract sales agreement Kos that terminated December 31, 2003. A fundamental element of Kos’ product selection strategy is to focus on products where a relatively concentrated group of specialist physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by its products. The Company believes that such specialist physicians will be the most receptive to the patient compliance, safety, or other therapeutic advantages that its products will seek to offer. Accordingly, Kos believes that significant market gains can be achieved with such products through the use of a relatively small, well-trained sales force concentrating its detailing efforts on informing such specialist physicians about the scientific basis for the therapeutic advantages of its products.

     As of December 31, 2003, the Company had a sales and marketing organization consisting of approximately 523 personnel. The majority of its sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular physicians. Kos began actively detailing Niaspan during September 1997 and Advicor on January 28, 2002. Kos believes that the sizable increase in sales force personnel will allow the Company to reach a greater physician audience while, at the same time, increase the amount of repeat visits made to its physician target list.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”), to market the Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under the terms of the Merck Agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are reimbursable to Merck if Kos fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. The Company will also receive 25% of net sales of the products in the territory covered by the agreement, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products. Through December 31, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.2 million was offset against research and development expenses during the year ended December 31, 2003. The majority of these upfront payments, however, will be recognized as revenue in future periods upon achievement of certain regulatory milestones.

     On August 20, 2003, Kos announced an exclusive development and commercialization agreement with Oryx Pharmaceuticals, Inc. (“Oryx”), for the commercialization of Niaspan and Advicor in Canada. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Advicor and Niaspan following receipt of marketing authorization for such products in Canada. Approval to market Niaspan and Advicor in Canada is not expected until at least next year. If and when marketing approval is obtained, Kos will share the revenues from sales of Niaspan and Advicor in Canada with Oryx.

     On November 4, 2003, the Company jointly announced with Takeda Pharmaceuticals North America, Inc. (“Takeda”), a three-year agreement to co-promote Niaspan and Advicor in the United States. Under the agreement, Takeda will utilize its U.S.-based sales force to promote Advicor and Niaspan in addition to its own product. Takeda is responsible for providing a promotional effort that is expected to significantly increase the number of product details performed per year, and for all costs associated with its sales force, including promotional materials and samples. Kos is responsible for manufacturing and supplying both products and will collect and record all sales associated with the products. Takeda will receive a percentage of the incremental net sales of the products in the United States above a certain baseline amount. The co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three-year term, if the parties do not renew the agreement.

     Kos continues to aggressively pursue other collaborative opportunities, including acquiring or licensing the use of selected products and technologies from third parties; product co-marketing arrangements; joint ventures; and other strategic alliances. Many existing pharmaceutical products or products currently under development may be suitable candidates for specialty promotional or co-promotional campaigns. Accordingly, Kos intends to attempt to identify licensing, co-promotion, and product acquisition opportunities that can complement its future product portfolio. In situations where third-party drug delivery technologies are complementary to its drug development formulation capabilities, Kos may pursue licensing rights for such technology. Lastly, the Company currently intends to establish strategic alliances with corporate partners with respect to its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to Kos or at all.

Patents and Proprietary Rights

     The Company actively seeks, when appropriate and available, protection for its products and proprietary information by means of United States and foreign patents, trademarks, trade secrets, copyrights, and contractual arrangements. Patent protection in the pharmaceutical field, however, can involve complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical entities is sometimes difficult to obtain and often of limited usefulness, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide meaningful protection against competition. Nevertheless, Kos intends to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of its products, technologies and other scientific information. There can be no assurance, however, that any steps taken to protect such proprietary information will be effective.

Existing Patents and Patent Applications

     In the United States, Kos owns 58 patents, filed 36 additional patent applications, and has been licensed four patents. In addition, the Company has received patents and filed patent applications in foreign jurisdictions.

     In general, the U.S. patents and patent applications owned by or licensed to Kos are directed to compositions and methods of using those compositions. Patent protection is not available for the chemical entity that comprises the active ingredient in Niaspan, or either of the two active ingredients in Advicor. The active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of a composition or method-of-use patent owned by or licensed to Kos, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office has issued U.S. Patents 6,129,930, 6,080,428, 6,406,715, and 6,676,967 to Kos with claims relating to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day dosing regimen. On February 7, 1997, Kos entered into a cross-licensing agreement with a generic manufacturer. The Company subsequently purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. Kos is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company’s aerosol products under development may use a formulation covered by such European or U.S. patents. In that event, Kos would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless those patents are determined to be invalid or unenforceable in Europe or the United States, respectively. Its development of products that might be covered by such patents and its failure to obtain licenses under those patents in the event those patents are determined to be valid and enforceable could have an adverse effect on its business.

Barr Laboratories Litigation

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and

‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. During the course of the litigation, Barr has also suggested claims of anti trust and unenforceability. Kos has received several notices from Barr Laboratories that Barr has filed a Supplemental Paragraph IV Certification to each ANDA to provide for U.S. Patent No. 6,676,967. The first notice was received by Kos on January 21, 2004 and the latest on February 23, 2004. Kos is currently evaluating its options.

     There can be no assurance that Kos will be successful in defending its patents in the Barr litigation. If Kos is not successful in defending its patents, Barr and other competitors may be able to produce and market generic versions of its Niaspan products which could be sold at prices lower than those charged by Kos. This would have a material adverse effect on its business and financial results. Kos is not able at this time to estimate the economic impact if Kos is not successful in defending its patents.

Andrx Laboratories Litigation

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003. On November 24, 2003, the Company filed its Third Circuit Appellate Brief, Andrx filed a Brief in Opposition on December 5, 2003 and the Company filed its Reply Brief on December 15, 2003.

Protection of Intellectual Property

     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by the Company, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of its products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of Kos’ future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that the Company’s patents or future patents fail to give Kos an exclusive position in the subject matter claimed by those patents, Kos will be adversely affected. Kos may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to Kos, if at all. Patent litigation is costly and time consuming, and Kos may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If Kos does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, Kos may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.

     Kos also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that Kos maintains a competitive technological position, by relying on trade secrets and unpatented know-how, such competitive technological position may be compromised if others independently develop the same or similar technologies. Kos seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors, and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of Kos’ confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If Kos’ employees, scientific consultants, or collaborators develop inventions or processes independently that may be applicable to Kos’ products under development, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company’s property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company’s proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on Kos.

     Kos engages in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements. Several legislative bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination subject matter, and enforceability. It is not certain whether any of these bills will be enacted into law or what form such new laws may take. Accordingly, the effect of such potential legislative changes on its intellectual property estate is uncertain.

     Niaspan, Advicor and “Kos” are the Company’s principal registered trademarks, although other applications for registration of trademarks and service marks are currently pending in the Patent and Trademark Office and additional applications are in the process of being filed.

Manufacturing

     Kos currently manufactures its Niaspan and Advicor products in a single manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both products. Kos began manufacturing Niaspan in the Edison facility during the second quarter of 2001. Although both products have been approved for manufacture in the Edison facility, Kos has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. Kos may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The failure of the Company to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process, or to comply with current good manufacturing practices regulations and other regulations could delay the approval of Kos’ products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on the Company. Such occurrences may require Kos to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

     On December 29, 2003, the FDA issued the Company a warning letter related to a routine, unannounced inspection of the Company’s principal manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company is working diligently to remedy these deficiencies, and plans to cooperate fully with the FDA to take any corrective action that may be required to further assure the quality of the Company’s products. Based upon the observations noted in the December warning letter, the Company is not currently in compliance with cGMP. Although such status does not prohibit Kos from producing product for commercial sale, this status may result in a delay in the approval by the FDA of any pending Company sponsored regulatory applications. It may also contribute to a delay in the Company’s marketing partner’s receipt of final product approval in certain foreign countries. Further, if appropriate corrective actions are not taken in response to the issues raised in the December warning letter, the FDA, upon re-inspection of the Company’s Edison manufacturing facility, may impose additional regulatory sanctions that may include withdrawal or seizure from the market of Kos’ products.

     The Company intends to continue to contract the packaging of its manufactured products to third parties. Kos may begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company’s raw materials, including the active ingredients in Niaspan and Advicor are currently obtained from single sources of supply. Kos does not have a contractual supply arrangement with the sole supplier of the active ingredient in Niaspan or with the supplier of the lovastatin component of Advicor. Kos intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredients in Niaspan and Advicor, although an alternate source for at least one such material will not be available because of the supplier’s patent.

Competition

     The Company’s products compete with currently existing or future prescription pharmaceuticals and vitamins in the United States, Europe, and elsewhere. Kos estimates that its existing Niaspan and Advicor prescriptions account for approximately 3.2% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price, and patent position. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection, discover new drugs, or establish collaborative arrangements for drug research. Most of Kos’ competitors have substantially greater financial, technical, and human resources than those available to the Company, including combined field sales forces approximating 17,000 representatives currently active within the dyslipidemia market, compared with the Company’s approximately 440 person field sales force and may be better equipped to develop, manufacture, and market products. Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin supplements or, in immediate-release form, for treatment of hyperlipidemia.

     The Company’s cardiovascular and respiratory products, when developed and marketed, will also compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States.

Employees

     As of December 31, 2003, Kos had 912 employees. No employee is represented by a union. Kos believes its employee relations are good. Kos also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. Kos expects to continue to require the services of such outside consultants.

Available Information

     The Company’s Internet address is www.kospharm.com. Kos makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES.

     The Company leased the following properties as of December 31, 2003:

			Lease Expiration
			(Including Renewal	Minimum Annual
Location	Use	Square Feet	Options)	Rent

Miami, FL	Corporate offices	13,400	December 2004	$471,000
Hollywood, FL	Manufacturing, research and admin. offices	23,500	November 2004	315,000
Weston, FL	Research and admin. offices	50,000	October 2008	1,400,000
Edison, NJ	Manufacturing, research, and admin. offices	54,200	October 2006	574,000
Raleigh, NC	Device engineering offices	6,000	August 2009	66,000

     The Company has entered into an agreement to lease approximately 90,000 square feet of additional property located in Cranbury, New Jersey for corporate and research use (the “Cranbury Lease”). The Cranbury Lease has a ten-year term commencing on the month following substantial completion of the facilities (substantial completion is expected to occur in mid-2004) and its minimum annual rent is $2,297,000. The Company believes that its existing facilities and facilities included in the Cranbury Lease are adequate to meet its current needs and that there is sufficient additional space at or in close proximity to its present facilities to accommodate its near-term requirements.

ITEM 3. LEGAL PROCEEDINGS.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. During the course of the litigation, Barr has also suggested claims of anti trust and unenforceability. Kos has received several notices from Barr Laboratories that Barr has filed a Supplemental Paragraph IV Certification to each ANDA to provide for U.S. Patent No. 6,676,967. The first notice was received by Kos on January 21, 2004 and the latest on February 23, 2004. Kos is currently evaluating its options.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003. On November 24, 2003, the Company filed its Third Circuit Appellate Brief, Andrx filed a Brief in Opposition on December 5, 2003 and the Company filed its Reply Brief on December 15, 2003.

From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol “KOSP”. As of March 1, 2004, there were 437 registered shareholders of record of the Company’s Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company’s Common Stock on the Nasdaq National Market System.

Year Ended December 31, 2003	High	Low
First Quarter	$20.89	$15.51
Second Quarter	27.10	16.79
Third Quarter	42.86	22.50
Fourth Quarter	47.73	32.42

Year Ended December 31, 2002	High	Low
First Quarter	$35.27	$19.30
Second Quarter	29.16	15.50
Third Quarter	20.70	10.03
Fourth Quarter	24.16	10.38

     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following consolidated selected financial data of the Company for the five years ended December 31, 2003 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share data)
Statement of Operations:
Revenues, net(1)	$293,907	$172,693	$91,447	$60,174	$36,340
Cost of sales	20,038	15,362	7,646	5,932	5,406

	273,869	157,331	83,801	54,242	30,934

Operating expenses:
Research and development	52,203	43,981	30,974	26,459	25,619
Selling, general and administrative	156,469	130,145	83,587	56,831	56,843

Total operating expenses(2)	208,672	174,126	114,561	83,290	82,462

Income (loss) from operations	65,197	(16,795)	(30,760)	(29,048)	(51,528)
Other:
Interest income, net	614	160	242	323	169
Interest expense-related parties	(3,321)	(4,039)	(6,081)	(6,560)	(3,207)
Other income (expense)(2)	(197)	(142)	38,985	20	14

Total other expense	(2,904)	(4,021)	33,146	(6,217)	(3,024)

Income (loss) before provision for income taxes(1)	62,293	(20,816)	2,386	(35,265)	(54,552)
Provision for income taxes	2,879	—	—	—	—

Net income (loss)	$59,414	$(20,816)	$2,386	$(35,265)	$(54,552)

Net income (loss) per share(3)
Basic	$2.71	$(1.01)	$0.12	$(1.84)	$(3.06)
Diluted	1.53	(1.01)	0.10	(1.84)	(3.06)
Weighted average common stock and common stock equivalents used in computing net income (loss) per share(3)
Basic	21,913,928	20,582,205	20,221,089	19,202,877	17,842,879
Diluted	41,033,325	20,582,205	22,798,632	19,202,877	17,842,879

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet:
Cash and marketable securities	$259,958	$19,572	$45,319	$6,125	$4,336
Working capital (deficit)	248,059	(54,644)	27,160	(1,911)	(2,354)
Total assets	337,614	69,441	82,941	29,648	26,258
Total long-term debt(4)	30,000	34,025	95,082	72,000	62,089
Accumulated deficit	(233,947)	(293,361)	(272,545)	(274,931)	(239,666)
Shareholders’ equity (deficit)	239,627	(74,709)	(58,439)	(65,090)	(53,195)

(1)	For 2003, includes the effect of a $11.1 million revenue benefit and $9.9 million benefit to income before provision for income taxes resulting from a change in accounting estimate. See Note 2 of Notes to Consolidated Financial Statements for information concerning this change in accounting estimate.

(2)	For 2001, includes the effect of a $45 million settlement received from Bristol Myers Squibb Company, of which $6 million was recorded as reimbursement of operating expenses and $39 million as other income. See Note 2 of Notes to Consolidated Financial Statements for information concerning this settlement payment.

(3)	See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net income (loss) per share.

(4)	For 2002, excludes $50 million of debt due to Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, as such debt matures on December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. Kos manufactures its lead products, Niaspan and Advicor, and currently markets them directly through its own specialty sales force and co-promotion partner. The Company’s products under development directed to cardiovascular disease consist of controlled-release, once-a-day, oral dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

     The Company’s current business strategy is based upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages or patient compliance advantages compared with existing formulations of such products.

     The principal elements of Kos’ current business strategy are as follows:

(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved;

(ii)	focus on the large, rapidly growing cardiovascular and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	manage internally the clinical development of its products;

(v)	manufacture its products internally, or where necessary or prudent, using a contract manufacturer;

(vi)	market its products directly through the Company’s specialty sales force, which Kos may supplement with a contract sales organization or other partners; and

(vii)	leverage its core competencies through corporate and academic alliances.

     On July 28, 1997, Kos received clearance from the FDA to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of a niacin product ever approved by the FDA for the treatment of mixed lipid disorders. Kos currently markets the Niaspan product directly to specialist physicians within the cardiovascular market who specialize in treating patients with coronary heart disease and who are among the leading prescribers of lipid-altering medications. Such “lipid-management specialists”, whose primary focus is on treating the 14 million Americans who are estimated by the American Heart Association to have coronary heart disease, consist principally of cardiologists, endocrinologists, and internists.

     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marks the first time that the FDA has approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with the Niaspan product, the Company currently markets the Advicor product directly to specialist and primary care physicians within the cardiovascular market who specialize in treating patients with coronary heart disease and who are among the leading prescribers of lipid-altering medications.

     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan and Advicor products and net income growth. Net sales of the Company’s Niaspan and

Advicor products increased to $293.9 million for the year ended December 31, 2003, from $172.7 million for the same period in 2002. This increase in revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2003 period, and to a change in product return estimates (as described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations). Net income for the year ended December 31, 2003 increased to $59.4 million from a net loss of $20.8 million for the same period in 2002. This dramatic turnaround in net income generation was primarily attributable to the revenue growth experienced by the Company’s Niaspan and Advicor products, including, as previously mentioned, the effect of a change in accounting estimate.

     Because Kos’ current business strategy is mostly dependent on the reformulation of existing compounds, the Company’s business could be subject to significant competitive pressures. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan and Advicor products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company intends to utilize proceeds derived from the Company’s public offering of Common Stock in the fourth quarter of 2003 to acquire other products or companies, to in-license complimentary products, and to fund working capital needs for general corporate purposes. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and a loan from its majority shareholder. Through December 31, 2003, the Company had accumulated a deficit from operations of approximately $233.9 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of December 31, 2003, the Company had approximately $146.7 million of net operating loss carryforwards and $41.2 million of other deductible temporary differences between the book and tax bases of assets and liabilities which may be used to offset future taxable net income, if any.

Recent Developments

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a supply agreement with Aventis Pharmaceuticals, Inc. (collectively “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreement”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreement, Kos will pay Aventis $200 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed. Under the terms of the supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The Company expects to close this transaction by the end of the first quarter 2004, pending the completion of the Federal Trade Commission’s Hart-Scott-Rodino review and approval process.

     On November 25, 2003, the Company sold 3,750,000 shares of Common Stock pursuant to a registration statement filed with the Securities and Exchange Commission. On December 22, 2003, the

Company sold an additional 650,000 shares to cover over allotments. Net proceeds to the Company resulting from the sale of these 4,400,000 shares of Common Stock totaled $184,277,000. See “Liquidity and Capital Resources” for additional discussion regarding this issuance of shares of Common Stock.

     On November 4, 2003, the Company and Takeda Pharmaceuticals North America, Inc. (“Takeda”) announced a three-year agreement to co-promote Niaspan and Advicor in the United States. Pursuant to this agreement, Takeda will utilize its U.S.-based sales force to promote Niaspan and Advicor in addition to its own product. Takeda is responsible for providing a promotional effort that is expected to significantly increase the amount of product details for Niaspan and Advicor performed per year, and for all costs associated with its sales force, including promotional materials and samples. The Company is responsible for manufacturing and supplying both products and will collect and record all sales associated with its products. Takeda will receive a royalty on incremental net sales of the products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement.

     On August 20, 2003, the Company announced an exclusive development and commercialization agreement with Oryx Pharmaceuticals, Inc. (“Oryx”) for the commercialization of Niaspan and Advicor in Canada. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and the Company will be responsible for manufacturing and supplying Niaspan and Advicor following receipt of marketing authorization for such products in Canada. In December 2003, Oryx filed New Drug Submissions with Health Canada for regulatory clearance to market Niaspan and Advicor in Canada. Market clearance is expected in Canada during the second half of 2005. If and when marketing approval is obtained, the Company will share the revenues from sales of Niaspan and Advicor in Canada with Oryx.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under the terms of the Merck Agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are refundable to Merck by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and for the supply and manufacturing of the products. As of December 31, 2003, Kos had received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.2 million was offset against research and development expenses during the year ended December 31, 2003. The majority of these payments, however, will begin to be recognized as revenue in future periods upon Kos achieving certain regulatory milestones. On November 3, 2003, Merck launched the sale of Niaspan in the United Kingdom. In January 2004, the Company received tentative approval to market Niaspan in thirteen European countries.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements. The Company believes that its most critical accounting policies include revenue recognition and the estimation of allowances principally related to product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, and accounting for income taxes. The allowances are based upon consideration of a variety of factors, including but not limited to actual return experience by product type, the market for the product, estimated customer inventory levels by product, and other current and projected economic conditions. Actual product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, other allowances incurred, and management’s expectations regarding the continuing need for a valuation allowance on deferred income tax assets are dependent upon future events. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net income in the period in which the change is known. Other than the change described below associated with the Company’s estimate of its product return exposure, such changes to these estimates have not been material to the Company’s results of operations during the years ended December 31, 2003, 2002 and 2001.

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the year ended December 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the year ended December 31, 2003, as well as $11.1 million of its prior period product shipments not recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.45 per share and $0.24 per share, respectively, for the year ended December 31, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. The Company has generated an accumulated deficit since inception of approximately $233.9 million. Excluding the impact of the BMS Payment, as discussed below, the Company generated full-year income before provision for income taxes for the first time in 2003. As of December 31, 2003, the Company had approximately $146.7 million of net operating loss carryforwards and $41.2 million of other deductible temporary differences between the book and tax bases of assets and liabilities. These items result in a net deferred tax asset of approximately $73.8 million as of December 31, 2003. The net deferred tax asset has been fully reserved by establishing a valuation allowance as of December 31, 2003. Management has re-evaluated the continuing need for a valuation allowance against deferred tax assets and, based on the history of net losses, concluded that there is not sufficient evidence as of December 31, 2003 to determine that the Company will “more likely than not” realize all or a portion of its deferred tax assets. However, if in the future management concludes that some or all of its deferred tax assets will “more likely than not” be realized, then the Company will be required to recognize such assets by reversing the applicable portion of the valuation allowance. The Company recorded a provision for income taxes of $2.9 million for the year ended December 31, 2003, to reflect $1.3 million in federal alternative minimum tax and $1.6 million in state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

Years Ended December 31, 2003 and 2002

     The Company’s reported revenue increased to $293.9 million for the year ended December 31, 2003, from $172.7 million for the same period in 2002. This increase in revenue was principally attributable to increases in unit volume and price for the Company’s products during the 2003 period as compared to the 2002 period, and to the change in product return estimates (as described above).

     Gross profit (reported product sales less cost of product sold) for the year ended December 31, 2003, was $273.9 million, compared with $157.3 million for the 2002 period.

     The Company’s research and development expenses increased to $52.2 million for the year ended December 31, 2003, from $44.0 million for the same period in 2002. The increased expenses related primarily to an increase of $4.2 million in personnel and personnel-related costs, and to a $3.1 million increase principally associated with expenses related to Advicor clinical studies. These increases were partially offset by decreases of $0.9 million in medical education costs which were greater during the 2002 period in support of the commercial launch of the Advicor product, of $0.9 million associated with formulation costs for products under development, and of $0.2 million in offset expenses resulting from Merck reimbursement payments.

     Selling, general and administrative expenses increased to $156.5 million for the year ended December 31, 2003, from $130.1 million for the same period in 2002. Within this category, selling expenses increased to $124.3 million for the 2003 period from $108.5 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $13.9 million in sales force operating costs in support of the Niaspan and Advicor products, and of $2.3 million in royalty expenses. General and administrative expenses increased to $32.2 million for the year ended December 31, 2003, from $21.6 million for the year ended December 31, 2002. This increase in general and administrative expenses was primarily related to increases of $3.7 million in personnel and personnel related costs, of $3.2 million in professional fees, of $2.5 million associated with a warrant award and with a modification made to a stock option grant previously made to a former employee, and of $1.2 million in other costs associated with the expanded activities of the Company.

     As of December 31, 2003, the Company was subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. During 2003, the Company was also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife until its conversion into Common Stock during the fourth quarter of 2003. See “Liquidity and Capital Resources” for additional discussion regarding this debt conversion. Interest expense under the Company’s credit facilities totaled $3.3 million and $4.0 million for the years ended December 31, 2003 and 2002, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings, and to a decrease in the Company’s borrowing rate, which is based on the prime rate.

     The Company recorded a $2.9 million income tax provision for the year ended December 31, 2003 to reflect $1.3 million of federal alternative minimum tax and $1.6 million of state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards.

     The Company recorded net income of $59.4 million for the year ended December 31, 2003, compared with a net loss of $20.8 million for the year ended December 31, 2002.

Years Ended December 31, 2002 and 2001

     The Company’s reported revenue, including the effect of Niaspan and Advicor shipments not recognized as revenue during the period resulting from the Company’s product return risk expectations described above, increased to $172.7 million for the year ended December 31, 2002, from $91.4 million for 2001. This increase in revenue was mostly related to increases in prescription volume for the Company’s Niaspan product during 2002 as compared to 2001, as well as to the market introduction, during late January 2002, of the Company’s Advicor product. More specifically, Niaspan and Advicor revenue for the years ended December 31, 2002 and 2001, were as follows:

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

     Gross profit (reported product sales less cost of product sold) for the year ended December 31, 2002, was $157.3 million, compared with $76.6 million for the 2001 period (before the $7.2 million of co-promotion revenue discussed above).

     Through December 17, 2001, the Company was subject to an agreement with DuPont Pharmaceuticals Company (“DuPont”) for the purpose of co-promoting the Company’s Advicor product in the United States and Canada (the “DuPont Agreement”). Under the terms of the DuPont Agreement, the Company and DuPont would have shared in the future development and commercialization of the Advicor product. Specifically, DuPont had agreed (i) to make equity investments in the Company up to $30 million through the date of FDA approval of the Advicor product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Advicor product; (iii) to fund up to $32.5 million for future clinical development of the Advicor product; and (iv) to share equally in the costs associated with promoting the Advicor product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the

Company in exchange for 1,250,000 shares of the Company’s Common Stock. On June 7, 2001, DuPont’s parent company, E.I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company (“BMS”) and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos $45 million (the “BMS Payment”). Of the total settlement received from BMS, approximately $6 million pertained to co-promotion expenses due and unpaid by DuPont prior to the termination of the DuPont Agreement. The remaining settlement amount, or approximately $39 million, was recorded as other income for the year ended December 31, 2001.

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

     Interest expense under the Company’s credit facilities totaled $4.0 million and $6.1 million for the years ended December 31, 2002 and 2001, respectively.

     The Company incurred a net loss of $20.8 million for the year ended December 31, 2002, compared with net income of $2.4 million for the year ended December 31, 2001.

Liquidity and Capital Resources

     At December 31, 2003, the Company had cash and cash equivalents of $260 million (of which $17.8 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and working capital of $248.1 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, and research and development expenses, including clinical trials.

     Net cash provided by operating activities was $55.6 million in 2003, compared to net cash used in operating activities of $1.2 million in 2002, and $7.1 million of net cash provided by operations in 2001. The increase in net cash provided by operations in 2003 was primarily a result of the increase in net income as adjusted for non-cash items. Working capital uses of cash during 2003 included increases in trade accounts receivable, inventories, prepaid expenses and other current assets, and advance payments from customers, partially offset by increases in accounts payable, accrued expenses and advance payments received on a license agreement. The increase in net cash used in operating activities in 2002 was primarily a result of the net loss associated with the absence during 2002 of the BMS payment, which was received in late 2001. Working capital sources of cash in 2002 included decreases in the Company’s current non-cash assets, except for trade accounts receivable which increased in line with the Company’s historical growth in net sales, as well as increases in the Company’s current liabilities.

     Net cash used in investing activities was $11.0 million in 2003, compared to $6.7 million in 2002, and $4.3 million in 2001. The increases in net cash used in investing activities were a result of the Company’s expansion of its production capacity and its overall infrastructure throughout 2003, 2002 and 2001. As of December 31, 2003, the Company’s investment in equipment and leasehold improvements, net of depreciation and amortization, was $17.8 million. The Company expects to increase the level of capital expenditures during 2004 mostly to provide increased production capacity and to accommodate the Company’s increasing operational needs.

     In 2003, net cash provided by financing activities was $195.8 million, compared to cash used in financing activities of $17.8 million in 2002, and to net cash provided by financing activities of $36.4 million in 2001. The increase in 2003 was primarily related to the net proceeds from the Company’s stock offering (as described below) and to shares of Common Stock issued from the exercise of stock options and employee participation in the employee stock purchase plan. These amounts were offset by a payment against borrowings previously made under the Standby Facility. In 2002, the $17.8 million used in financing activities was primarily associated with net payments of $21 million against borrowings previously made under the Standby Facility and Additional Standby Facility.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of December 31, 2003), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million funding arrangement initially entered into with Mr. Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controls. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, $6.1 million of the Supplemental Credit Facility was converted into 1,250,000 shares of Common Stock and subsequently sold pursuant to the equity offering described below. On December 31, 2003, the remaining $43.9 million balance was converted into 8,933,299 shares of the Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of December 31, 2003, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. In addition to including standard and customary loan covenants and conditions, the Standby Facility includes the conditions that the death of lender shall not have occurred, that lender, his spouse and children, and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. Borrowings made under the Standby Facility are not, however, convertible into shares of the Company’s Common Stock. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $3.3 million and $4.0 million of interest expense for the years ended December 31, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company filed a new shelf registration statement that covered the shares of the earlier Shelf Registration (the “Amended Shelf Registration”) and which allowed the Limited Partnership to sell up to 1,500,000 shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by BMS and the Company’s Chairman. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 25, 2003, the Company sold 3,750,000 shares of Common Stock and the Limited Partnership sold 1,250,000 shares of Common Stock (converted from the Supplemental Credit Facility) pursuant to the Amended Shelf Registration. On December 22, 2003, the Company sold an additional 650,000 shares of Common Stock and the Company’s Chairman sold 100,000 shares of Common Stock to cover over-allotments as permitted in the Amended Shelf Registration. Net proceeds to the Company resulting from the sale of the 4,400,000 shares of Common Stock totaled $184.3 million. Proceeds from the offerings, other than the proceeds pertaining to the selling shareholders, are expected to be used to acquire other products or companies, to in-license complimentary products, and to fund working capital needs for general corporate purposes.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the

Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan and Advicor products, its ability to continue to access its credit facilities, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan and Advicor, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility and the Standby Facility, and other events – including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require the consent of the Company’s current lender. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

Contractual Obligations

     The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities as of December 31, 2003.

	Payments Due by Period
			(in millions)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$6.7	$12.6	$8.0	$16.2	$43.5
Employment agreements	1.1	1.8	0.2	—	3.1
Long term obligations	—	30.0	—	—	30.0

Total	$7.8	$44.4	$8.2	$16.2	$76.6

     Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. The Company’s purchase orders are based on its current manufacturing needs and are fulfilled by its vendors within a short period of time. The Company does not have any significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices.

     Contractual obligations such as sponsored research and licensing agreements that are contingent upon the achievement of certain milestones are not included in the table above. Such arrangements are not considered contractual obligations until the milestone is met by the third party, and in most cases, are cancelable at the option of the Company. As of December 31, 2003, assuming all future milestones were met, additional required payments related to sponsored research and licensing agreements would be approximately $1.8 million.

     Obligations associated with Takeda and with a contract sales organization (“CSO”) are based upon net sales of the Company and are not included in the table above. The Company will pay Takeda a royalty on incremental net sales of the Company’s Niaspan and Advicor products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement. The Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002. The royalty amounts payable to the CSO are subject to a cumulative minimum of $50 million over the term of the Contract Sales Force Agreement, not to exceed $65 million over such contract term.

     As of December 31, 2003, in connection with the Merck Agreement, Kos had received $15 million of upfront payments of which $12.5 million are refundable to Merck by Kos if it fails to achieve certain regulatory milestones. Refundable amounts under the Merck Agreement are not included in the table above.

     The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with Takeda; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; achieve a successful conclusion to the ongoing litigation with Barr Laboratories, Inc. and Andrx Laboratories, Inc.; commercialize its products outside the United States and the success of its relationship with Merck; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; meet the conditions necessary to obtain funding under its funding arrangements; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, as well as certain other risks including those set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which the Company hereafter becomes aware of. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

     In addition, Advicor may prove to be difficult to successfully sell because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, and by the September 2003 release of Crestor, a new, highly powerful statin product. Zetia is being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. The Company’s future sales of Advicor may also be affected by the potential release of several other new combination statin drugs in the future. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

History of Operating Losses; Uncertainty of Future Profitability

     To date, the Company has dedicated most of its financial resources to the development and commercialization of the Niaspan and Advicor products, the development of other products, and general and administrative expenses. The Company has generated an accumulated deficit as of December 31, 2003, of approximately $233.9 million. Excluding the impact of the BMS Payment, the Company generated full-year income before provision for income taxes for the first time in 2003. The Company’s ability to achieve and maintain profitability will depend, among other things, on the commercial success of the Niaspan and Advicor products; on the Company’s ability to successfully exploit the Company’s manufacturing and sales and marketing capabilities; on the Company’s ability to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for the Company’s products under development; and on the Company’s ability to maintain sufficient funds to finance the Company’s activities. As of December 31, 2003, the Company had approximately $146.7 million of net operating loss carryforwards and $41.2 million of other deductible temporary differences between the book and tax bases of assets and liabilities. If the Company is unable to achieve or sustain profitability, however, its carryforwards may not be utilized.

Barr Laboratories Litigation

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. Patent Numbers 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. During the course of the litigation, Barr has also suggested claims of anti trust and unenforceability. Kos has received several notices from Barr Laboratories that Barr has filed a Supplemental Paragraph IV Certification to each ANDA to provide for U.S. Patent No. 6,676,967. The first notice was received by Kos on January 21, 2004 and the latest on February 23, 2004. Kos is currently evaluating its options.

     This current litigation is costly and time consuming, and the Company cannot assure that it will be successful. In addition, such litigation may result in financial losses or harm to the Company’s reputation, and may divert management resources and attention from its operations. If Barr is successful in this litigation, the Company’s ‘428, ‘930 and ‘181 and ‘715 patents could be found to be invalid, unenforceable or not infringed. If such patents are invalid, unenforceable or not infringed, the Company would be unable to prevent Barr from marketing a generic version of the Niaspan product, which would have a material adverse effect on the Company. The Company would also be unable to prevent other companies from introducing generic and other competing products into the market place. Furthermore, there could be an increased risk that other companies would challenge the Company’s proprietary rights or claim that the Company’s products infringe on their patents.

Future Capital Needs; Uncertainty of Additional Funding.

     In order to finance the Company’s operations, as of December 31, 2003, the Company had $30 million in outstanding borrowings from Michael Jaharis, the Company’s principal shareholder, director, and Chairman Emeritus. The Company can borrow up to an additional $50 million from Mr. Jaharis under agreements currently in place; provided that the conditions of borrowings have been satisfied including, without limitation, that the death of lender shall not have occurred, the lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and no material adverse change shall have occurred to the Company or its financial condition. The repayment of funds borrowed from Mr. Jaharis are secured by the pledge of all of the Company’s assets to him. As a result, if the Company is unable to repay the loans as they become due, the Company could be forced to liquidate the Company’s assets or transfer all of such assets to Mr. Jaharis. The Company has spent, and will continue to be required to spend, substantial funds to continue research and development activities, including clinical trials of the Company’s products under development, and to commercialize the Niaspan and Advicor products and the Company’s other products under development, if regulatory approvals are obtained for such products under development.

     The Company believes that it has sufficient resources, including funds available to it under loans from Mr. Jaharis and the proceeds of the public offering completed in the last quarter of 2003, to fund the Company’s operations through at least the next twelve months. Even with the proceeds from these sources, however, the Company may need or elect to raise additional capital prior to such date. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on: the near-term commercial success of Niaspan and Advicor; its ability to meet the conditions necessary to obtain funding under its lines of credit, including, without limitation, that the death of the lender shall not have occurred, the lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and no material adverse change shall have occurred to the Company or its financial condition; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company’s research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business. Estimates about the adequacy of funding for the Company’s activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Niaspan and Advicor products, the regulatory and commercial success of the Advicor product, and that testing and regulatory procedures relating to the Company’s other products under development can be conducted at projected costs and within projected time frames. To the extent these assumptions prove to be inaccurate, the Company may have insufficient resources to fund its operations as currently planned.

     To satisfy the Company’s capital requirements, it may seek to raise funds in the public or private capital markets. The Company’s ability to raise additional funds in the public markets may be adversely affected if sales of the Niaspan and Advicor products do not increase rapidly; if the results of the clinical trials for the Company’s products under development are not favorable; or if regulatory approval for any of the Company’s products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. If adequate funds are not available to the Company, or if available, their terms are unacceptable, the Company may be required to significantly reduce its marketing activities for the Niaspan and Advicor products or curtail significantly one or more of the Company’s research or development programs or the Company may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to the Niaspan or Advicor products or to some or all of the Company’s technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company’s securities.

Registration Rights

     The Company has granted certain registration rights to its controlling shareholder, Mr. Jaharis, his spouse, and their transferees, and to Kos Investments, Inc. and Kos Holdings, Inc., which entitle such persons and entities to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 24,503,368 shares of the Company’s common stock owned or controlled by such persons or entities or that could be acquired by such person or entities upon exercise or conversion of securities they currently hold. These registration rights generally would also permit the holders of such rights to include shares in any registration statement otherwise filed by the Company. By exercising these registration rights, these persons and entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Company’s common stock and could impair the Company’s ability to raise additional capital.

Limited Sales and Marketing Resources

     Although the Company and Takeda currently market the Niaspan and Advicor products and the Company intends to market its products under development primarily through the Company’s own specialty sales force or through co-promotion partners, substantial resources will continue to be required for Kos to promote the sale of its products. Because its current marketing resources are limited, the Company may be unable to devote sufficient resources to the Niaspan and Advicor products, or to the Company’s products under development or to be acquired or licensed, or to achieve increasing market acceptance of such products. The Company’s failure to expend the resources to adequately promote the Niaspan and Advicor products or its other products under development would have a material adverse effect on the Company’s business and results of operations.

     Moreover, because the Company has fewer sales persons than its competitors, the Company’s sales force may be unable to detail successfully physicians who prescribe lipid-altering or other medications. The Company may not be able to retain its current sales representatives. Even if the Company hires additional representatives, they may not be immediately effective in promoting the sale of the Niaspan and Advicor products. As a result, Kos may be unable to generate significantly increased sales of the Niaspan or Advicor products. The failure of the Company’s sales representatives to generate increased sales of the Niaspan and Advicor products would have a material adverse effect on operating results.

Control by Existing Shareholder

     Michael Jaharis, the Company’s principal shareholder and a director, owns, directly or indirectly, 13,681,720 shares of the Company’s Common Stock as of December 31, 2003, or approximately 37.2% of the common stock outstanding. Accordingly, Mr. Jaharis can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person may have the effect of delaying or preventing a change in the management or voting control of Kos. In addition, a line of credit gives Mr. Jaharis the right to exercise warrants to purchase six million shares of the Company’s Common Stock at $5.00 per share. The warrants are non-detachable and can be exercised only through the conversion of principal and interest accumulated under the line of credit. If this warrant exercise was to occur, Mr. Jaharis’ direct or indirect ownership of the Company’s Common Stock would increase to 19,681,720 shares, or approximately 46.0% of the common stock outstanding, assuming the warrant exercise had occurred as of December 31, 2003.

Competition and Technological Change

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 18,000 persons, compared with the Company’s approximately 440 person field sales force and the sales force of its co-promotion partners. The Company’s direct competitors and their respective competitive products include, among others:

•	Abbott (Tricor)

•	Bristol-Myers Squibb (Pravachol)

•	Merck (Zocor and Mevacor)

•	Novartis (Lescol)

•	Pfizer (Lipitor and Lopid)

•	Sankyo (Welchol)

•	Merck/Schering-Plough (Zetia)

•	AstraZeneca (Crestor)

     The Company estimates that the existing Niaspan and Advicor prescriptions account for slightly more than 3.2% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. In addition, Zetia, part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol, was launched in November 2002 by Merck/Schering-Plough Pharmaceuticals, and Crestor, a new highly powerful statin product, was launched during September 2003 by AstraZeneca. Both Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors who have substantially greater resources than those available to Kos. Further, other new combination statin drugs may be marketed during succeeding years. Finally, there are at least nine versions of generic lovastatin, one of the components of Advicor, currently being marketed in the cholesterol market. The existence of distributors of generic lovastatin and the competitive environment they create may inhibit the Niaspan and Advicor products from competing successfully or from achieving increased sales. Moreover, the active ingredient in Niaspan, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, physicians may decide to prescribe or recommend some of these unapproved niacin formulations, using the Niaspan product’s dosing regimen, to try to achieve the same results as Niaspan. Substitution of other niacin formulations for the Niaspan product could have a material adverse effect on the Company’s business and results of operations. Moreover, manufacturers of other niacin formulations could promote their products using the Niaspan product’s dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market Niaspan. Although such promotion would be a violation of FDA regulations, the significant occurrence of such practices would have a material adverse effect on the Company. Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than Kos’ may develop products that directly compete with the Company’s products. Even if the Company’s products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than Kos because of greater financial resources, stronger sales and marketing efforts, and other factors. If these entities are successful in developing products that are safer, more effective, or less costly than the products developed by Kos, the Company’s products may be unable to compete successfully with any of those products.

International Commercialization Agreement with Merck KGaA

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the Merck Agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million in upfront payments. Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products.

     Pursuant to the Merck Agreement, if marketing authorization is not obtained for Niaspan or Advicor in certain countries and within certain timeframes, Merck will have the right to terminate the agreement, and Kos will be required to refund to Merck up to $12.5 million of the upfront payments. In addition, other milestone payments payable to Kos under the Merck Agreement are dependent on the achievement of marketing authorization of Niaspan in certain countries, the achievement of marketing authorization of Advicor in certain countries, and achieving certain net sales thresholds of Niaspan and Advicor.

     In 1999, Kos received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. We entered Niaspan into the European Union’s Mutual Recognition Procedure (“MRP”) in September 2003. In January 2004, the MRP for Niaspan was successfully completed with the Company receiving tentative approval to market Niaspan in thirteen European countries. There is no certainty that final marketing authorization for the Niaspan and Advicor products will be obtained under the MRP, or, with respect to Advicor, at all, and there could be delays in the granting of such authorizations. Consequently, Kos may be required to reimburse Merck for up to $12.5 million of the upfront payments and may not receive any of the milestone payments under the Merck Agreement.

No Assurance of Adequate Third-Party Reimbursement

     The Company’s ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan and Advicor products, or for the other products it sells are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through December 31, 2003, approximately $471.9 million, or 72%, of the Company’s cumulative

Niaspan and Advicor revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, the Advicor product, or the Company’s products under development. Such cost containment measures and potential legislative reform could affect the Company’s ability to sell Niaspan, Advicor, or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of Niaspan and Advicor from many third-party payors, such approvals, in the United States and in foreign countries, may be discontinued for Niaspan, or unavailable for Advicor or any of the Company’s products under development. The unavailability or inadequacy of third-party reimbursement for Niaspan, Advicor, or the Company’s products under development or to be acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.

Dependence on Collaborators

     The Company relies on various third parties for certain aspects of the development, manufacture and promotion of the Company’s present and planned products. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party’s employees responsible for the project, the third party’s commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

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

Acquisition of Products

     As part of the Company’s growth strategy, the Company intends to acquire and develop additional product candidates or approved products. The success of this strategy depends upon Kos’ ability to identify, select and acquire pharmaceutical products that meet the criteria it has established. Any product candidate the Company acquires will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, the Company cannot assure that any approved products that the Company develops or acquires will be: manufactured or produced economically; successfully commercialized; widely accepted in the marketplace or that the Company will be able to recover its significant expenditures in connection with the development or acquisition of such products. In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with the Company for the acquisition of product candidates and approved products. The Company may not be able to acquire the rights to additional product candidates and approved products on terms that it finds acceptable, or at all. In addition, if the Company acquires product candidates from third parties, the Company will be dependent on third parties to supply such products to the Company for sale. The Company could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

Patents and Trademarks; Interference

     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has been issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:

•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to Kos or the Company’s licensors, including the patents covering the Company’s Niaspan product, are invalid, unenforceable or not infringed.

     In general, the U.S. patents and patent applications owned by or licensed to Kos are directed to compositions and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use or composition patents owned by or licensed to Kos, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

     The U.S. Patent and Trademark Office (the “PTO”) has issued U.S. Patent numbers 6,129,930, 6,080,428, 6,406,715 and 6,676,967 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserted that Barr has infringed the ‘428 and ‘930 patents. On March 25, 2002, Barr answered the Amended Complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. Patent Numbers 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. During the course of the litigation, Barr has also suggested claims of anti trust and unenforceability. Kos has received several notices from Barr Laboratories that Barr has filed a Supplemental Paragraph IV Certification to each ANDA to provide for U.S. Patent No. 6,676,967. The first notice was received by Kos on January 21, 2004 and the latest on February 23, 2004. Kos is currently evaluating its options.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003. On November 24, 2003, the Company filed its Third Circuit Appellate Brief, Andrx filed a Brief in Opposition December 5, 2003, and the Company filed its Reply Brief December 15, 2003.

     There can be no assurance that the Company will be successful in defending its patents in the Barr litigation. If the Company is not successful in defending its patents, Barr and other competitors may be able to produce and market generic version of its Niaspan products, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business and financial results. The Company is unable to estimate the economic impact if it is not successful in defending its patents.

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

Manufacturing

     On December 29, 2003, the FDA issued the Company a warning letter related to a routine, unannounced inspection of the Company’s principal manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company is working diligently to remedy these deficiencies, and plans to cooperate fully with the FDA to take any corrective action that may be required to further assure the quality of the Company’s products. Based upon the observations noted in the December warning letter, the Company is not currently in compliance with cGMP. Although such status does not prohibit Kos from producing product for commercial sale, this status may result in a delay in the approval by the FDA of any pending Company sponsored regulatory applications. It may also contribute to a delay in the Company’s marketing partner’s receipt of final product approval in certain foreign countries. Further, if appropriate corrective actions are not taken in response to the issues raised in the December warning letter, the FDA, upon re-inspection of the Company’s Edison manufacturing facility, may impose additional regulatory sanctions that may include withdrawal or seizure from the market of Kos’ products.

     The Company’s manufacturing facilities are and will continue to be subject to ongoing, periodic inspection by the FDA and state agencies to ensure compliance with cGMP. The Company’s failure to follow and document the Company’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of the Company’s products, including the Niaspan and Advicor products, for commercial use or clinical study, may result in the termination or hold of a clinical study, or may delay or prevent filing or approval of marketing applications for Kos’ products.

     The Company also may encounter problems with, among other things, the following:

•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	quality control and assurance;

•	shortages of qualified manufacturing personnel;

•	shortages of raw materials;

•	shortages of key contractors; and

•	ongoing compliance with FDA and other regulations.

     Any of the foregoing could result in the Company being unable to manufacture and supply sufficient quantities of its Niaspan and Advicor products to meet the demands of its customers, or to fulfill orders from its international marketing partner. In addition, the resolution of the concerns raised by the FDA in its recent warning letter could result in the Company being required to implement manufacturing, testing or other procedures that could materially reduce the efficiency of the Company’s manufacturing and supply capability and could reduce the amount of quantities of the Company’s products that the Company has available for sale. The Company’s failure for any reason to manufacture and supply sufficient quantities of the Niaspan and Advicor products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. Although the Company is currently in discussions with a contract manufacturer, the Company does not currently have a qualified backup manufacturing capability with a third party.

     Failure to comply with applicable manufacturing regulations could also result in sanctions being imposed on the Company, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of the Company’s products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm the Company’s business. If the Company is unable to manufacture its products for any reason, the Company’s options for outsourcing manufacturing are currently limited. It would take a substantial period of time for a contract manufacturing facility that has not been producing the Company’s particular products to begin producing them under cGMP regulations.

Limited Manufacturing Experience; Risk of Scale-Up

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both the U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.

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

     In the event that the Company consummates its transaction with Aventis and acquires the Azmacort product, the Company will rely on Aventis to manufacture and supply adequate quantities of the finished

Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company will rely solely on Aventis to supply the Company with the Azmacort product, and the Company cannot provide any assurances that Aventis will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort products to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Aventis or Aventis’ suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Aventis may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Aventis and its suppliers for the manufacture and supply of the finished Azmacort products, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future. Any interruption of supply, for any reason, of the finished Azmacort product to the Company would have a material adverse effect on the Company’s financial condition and results of operations.

Risk of Product Liability Claims; No Assurance of Adequate Insurance

     Manufacturing, marketing, selling, and testing Niaspan, Advicor, and the Company’s products under development or to be acquired or licensed, entails a risk of product liability. On August 8, 2001, Bayer AG, removed its statin product, Baycol, from the market because of multiple deaths attributed to a rare form of a muscle disorder called rhabdomyolysis. As a result of the removal of Baycol from the market, however, the side affects of statin products have been subject to increased scrutiny. Although the statin component of Advicor has been approved by the FDA and marketed for nearly 16 years and is a different drug compound than that which was used in Baycol, to the extent that patients who take Advicor develop serious adverse side affects, such as rhabdomyolysis, or associate the adverse events experienced by some Baycol patients with all other statin products, including the Company’s Advicor product, it would have a material adverse effect on the Company’s business. The Company could be subject to product liability claims in the event that its products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage the Company’s reputation and impair the marketability of its products. While the Company currently maintains liability insurance, the Company may not be able to maintain such insurance at a commercially reasonable cost. If a successful claim were made against the Company, and the amount of insurance were inadequate to cover the costs of defending against or paying such a claim, or the damages payable by Kos, the Company would experience a material adverse effect on its business, financial condition, and results of operations and on the price of the Company’s Common Stock.

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

	High	Low
Year Ended December 31, 2000
First Quarter	$22.13	$5.30
Second Quarter	18.56	10.00
Third Quarter	17.88	10.75
Fourth Quarter	25.13	13.63
Year Ended December 31, 2001
First Quarter	$21.13	$14.31
Second Quarter	38.00	16.75
Third Quarter	40.69	23.45
Fourth Quarter	36.90	23.45
Year Ended December 31, 2002
First Quarter	$35.27	$19.30
Second Quarter	29.16	15.50
Third Quarter	20.70	10.03
Fourth Quarter	24.16	10.38
Year Ended December 31, 2003
First Quarter	$20.89	$15.51
Second Quarter	27.10	16.79
Third Quarter	42.86	22.50
Fourth Quarter	47.73	32.42

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At December 31, 2003, the Company had $30 million of variable rate indebtedness bearing interest at the prime rate (4.00% at December 31, 2003).

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Kos Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. (a Florida corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Kos Pharmaceuticals, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 7, 2002, expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida,
February 10, 2004,
except for Note 14, as to which the date is March 8, 2004

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

ARTHUR ANDERSEN LLP

Miami, Florida,
February 7, 2002.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$259,957,534	$19,572,046
Trade accounts receivable, net	39,558,637	24,087,997
Inventories	6,406,125	5,927,014
Prepaid expenses and other current assets	10,123,004	5,894,293

Total current assets	316,045,300	55,481,350
Fixed Assets, net	17,841,356	12,527,801
Other Assets	3,727,457	1,431,636

Total assets	$337,614,113	$69,440,787

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,784,968	$7,187,521
Accrued expenses	45,406,332	34,548,708
Advance payments from customers	—	9,128,668
Advance payment received on license agreement	14,770,794	9,203,125
Current portion of notes payable to Shareholder	—	50,000,000
Current portion of capital lease obligations	24,614	56,989

Total current liabilities	67,986,708	110,125,011

Notes Payable to Shareholder	30,000,000	34,000,000
Capital Lease Obligations, net of current portion	—	24,910
Commitments and Contingencies (Notes 1, 11 and 13)

Shareholders’ Equity (Deficit):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 36,791,290 and 20,807,859 shares issued and outstanding as of December 31, 2003 and 2002, respectively	367,913	208,079
Additional paid-in capital	473,601,791	219,138,285
Restricted stock grant	(394,895)	(694,521)
Accumulated deficit	(233,947,404)	(293,360,977)

Total shareholders’ equity (deficit)	239,627,405	(74,709,134)

Total liabilities and shareholders’ equity (deficit)	$337,614,113	$69,440,787

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2003	2002	2001
Revenues, net	$293,907,409	$172,692,718	$91,447,043
Cost of sales	20,038,529	15,361,756	7,645,600

	273,868,880	157,330,962	83,801,443

Operating expenses:
Research and development	52,202,981	43,980,867	30,974,279
Selling, general and administrative	156,469,215	130,144,643	83,587,439

Total operating expenses	208,672,196	174,125,510	114,561,718

Income (loss) from operations	65,196,684	(16,794,548)	(30,760,275)

Other:
Interest income, net	613,984	160,274	241,748
Interest expense-related parties	(3,320,668)	(4,039,550)	(6,080,572)
Other (expense) income	(197,606)	(142,340)	38,985,340

Total other (expense) income	(2,904,290)	(4,021,616)	33,146,516

Income (loss) before provision for income taxes	62,292,394	(20,816,164)	2,386,241
Provision for income taxes	2,878,821	—	—

Net income (loss)	$59,413,573	$(20,816,164)	$2,386,241

Basic earnings (loss) per share of Common Stock	$2.71	$(1.01)	$0.12
Diluted earnings (loss) per share of Common Stock	$1.53	$(1.01)	$0.10
Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	21,913,928	20,582,205	20,221,089
Diluted	41,033,325	20,582,205	22,798,632

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Restricted	Accumulated
	Shares	Amount	Capital	Stock Grant	Deficit	Total
Balance at December 31, 2000	19,947,061	$199,471	$209,641,721	$—	$(274,931,054)	$(65,089,862)
Common Stock issued to employees under Kos Savings Plan	24,491	245	586,627	—	—	586,872
Issuance of Common Stock to employees under Stock Purchase Plan	79,479	795	1,149,941	—	—	1,150,736
Exercise of stock options	374,672	3,746	2,319,443	—	—	2,323,189
Restricted stock grant	66,668	667	1,197,357	(1,198,024)	—	—
Compensation expense on restricted Common Stock grant	—	—	—	203,503	—	203,503
Net income	—	—	—	—	2,386,241	2,386,241

Balance at December 31, 2001	20,492,371	204,924	214,895,089	(994,521)	(272,544,813)	(58,439,321)
Common Stock issued to employees under Kos Savings Plan	42,353	424	760,891	—	—	761,315
Issuance of Common Stock to employees under Stock Purchase Plan	77,003	770	1,624,184	—	—	1,624,954
Exercise of stock options	196,132	1,961	1,646,621	—	—	1,648,582
Compensation expense on restricted Common Stock grant	—	—	—	300,000	—	300,000
Compensation cost on Common Stock warrants award	—	—	211,500	—	—	211,500
Net loss	—	—	—	—	(20,816,164)	(20,816,164)

Balance at December 31, 2002	20,807,859	208,079	219,138,285	(694,521)	(293,360,977)	(74,709,134)
Issuance of Common Stock	4,400,000	44,000	184,232,585	—	—	184,276,585
Conversion of Note Payable to Shareholder to Common Stock	10,183,299	101,833	49,898,167	—	—	50,000,000
Common Stock issued to employees under Kos Savings Plan	45,449	454	1,078,873	—	—	1,079,327
Issuance of Common Stock to employees under Stock Purchase Plan	125,267	1,253	1,981,565	—	—	1,982,818
Exercise of stock options	1,229,416	12,294	13,604,654	—	—	13,616,948
Compensation expense on restricted Common Stock grant	—	—	—	299,626	—	299,626
Compensation cost on Common Stock warrants and modification of stock option grant	—	—	2,534,231	—	—	2,534,231
Tax benefit of stock option exercises	—	—	1,133,431	—	—	1,133,431
Net income	—	—	—	—	59,413,573	59,413,573

Balance at December 31, 2003	36,791,290	$367,913	$473,601,791	$(394,895)	$(233,947,404)	$239,627,405

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net Income (Loss)	$59,413,573	$(20,816,164)	$2,386,241
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities - Provision for doubtful accounts	217,143	150,000	75,000
Depreciation and amortization	3,310,964	2,110,538	3,489,113
Provision for inventory obsolescence	770,538	480,000	1,050,000
Reimbursement recognized under license agreement	(229,206)	—	—
Loss from disposals of fixed assets	197,606	131,806	140,560
Common Stock issued to employees under Kos Savings Plan	1,079,327	761,315	586,872
Compensation expense on restricted stock grant	299,626	300,000	203,503
Compensation cost on Common Stock warrants and options	2,534,231	211,500	—
Tax benefit of stock option exercises	1,133,431	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(15,687,783)	(11,796,995)	(2,913,268)
Inventories	(1,249,649)	1,325,155	(6,956,116)
Prepaid expenses and other current assets	(4,228,711)	2,072,165	(4,693,732)
Other assets	(74,152)	10,592	178,150
Accounts payable	597,447	2,490,167	1,684,493
Accrued expenses	10,857,624	9,692,282	9,502,707
Advance payments from customers	(9,128,668)	2,437,476	2,368,732
Advance payment received on license agreement	5,796,875	9,203,125	—

Net cash provided by (used in) operating activities	55,610,216	(1,237,038)	7,102,255

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(11,043,794)	(6,729,750)	(4,302,309)
Purchases of marketable securities	(13,564,297)	—	—
Sales of marketable securities	13,564,297	—	—

Net cash used in investing activities	(11,043,794)	(6,729,750)	(4,302,309)

Cash Flows from Financing Activities:
Net proceeds from issuance of Common Stock	184,276,585	—	—
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,982,818	1,624,954	1,150,736
Net proceeds from exercise of stock options	13,616,948	1,648,582	2,323,189
Borrowings under Notes Payable to Shareholder	—	18,000,000	33,000,000
Payments of Notes Payable to Shareholder	(4,000,000)	(39,000,000)	—
Payments under capital lease obligations	(57,285)	(53,253)	(80,757)

Net cash provided by (used in) financing activities	195,819,066	(17,779,717)	36,393,168

Net increase (decrease) in cash and cash equivalents	240,385,488	(25,746,505)	39,193,114
Cash and Cash Equivalents, beginning of period	19,572,046	45,318,551	6,125,437

Cash and Cash Equivalents, end of period	$259,957,534	$19,572,046	$45,318,551

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,075,218	$3,833,472	$6,050,458
Income taxes paid	2,459,898	130,702	—
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 8)	$50,000,000	$—	$—
Acquisition of equipment under capital lease obligations	—	—	166,764

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

     Kos Pharmaceuticals, Inc. (“Kos” or the “Company”) develops prescription pharmaceutical products principally for the cardiovascular and respiratory markets.

     On July 28, 1997, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market Niaspan® for the treatment of mixed lipid disorders, a condition in which a patient is observed to have several abnormalities in the levels of the fatlike substances, called lipids, that contribute to heart disease. Niaspan is the only once-a-day prescription and the first extended-release formulation of any type of product with niacin as the active ingredient ever approved by the FDA for the treatment of mixed lipid disorders. Niaspan is indicated for the following: (i) reduce elevated total cholesterol, low-density lipoprotein cholesterol, commonly referred to as LDL or “bad cholesterol,” and apolipoprotein B, another lipid particle, and increase low high-density lipoprotein cholesterol, commonly referred to as HDL or “good cholesterol;” (ii) reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-binding resin, which is a different class of drugs that reduces bad cholesterol; (iv) reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (v) promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. Additionally, Niaspan’s prescribing information references its ability to significantly reduce lipoprotein (a), which is referred to as the “very bad cholesterol” and is an independent risk factor for coronary heart disease.

     On January 28, 2002, the Company launched Advicor®, a new solid-dose drug containing Niaspan and lovastatin, which is a currently marketed cholesterol-lowering drug, for the treatment of mixed lipid disorders. The Company believes that a once-a-night tablet with the combined complementary properties of its Niaspan product and lovastatin represents an effective method for treating patients with mixed lipid disorders.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management in the preparation of the accompanying financial statements include the allowance for doubtful accounts; reserves for inventory obsolescence, product returns, chargebacks, rebates, discounts and other sales allowances; estimation of customer inventory levels; and the valuation allowance on deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2003, $17,800,000 of cash and cash equivalents were pledged as collateral on outstanding letters of credit.

Allowance for Doubtful Accounts

     The Company specifically analyzes its trade receivables and provides reserves for items determined not to be collectable. In addition, the Company provides general reserves for a portion of receivables where items, generally based on age, are deemed to represent a significant risk of loss. Historically, the Company has not had significant write-offs.

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

     Certain raw materials used by the Company in the manufacture of its Niaspan and Advicor products are available from a limited number of suppliers. The Company is dependent on its suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.

Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset’s carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2003 or 2002.

Fair Value of Financial Instruments

     As of December 31, 2003 and 2002, the carrying amount of cash and cash equivalents, trade accounts receivable, and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of notes payable to shareholder is determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents with a major financial institution. The Company performs periodic evaluations of the relative credit standing of this institution to limit its credit risk exposure.

     The Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing chains. Accordingly, 86% of the trade accounts receivable before allowances at December 31, 2003, were represented by five of these customers. The Company performs periodic evaluations of the financial condition of all customers to limit its credit risk exposure, but does not obtain collateral. The Company has no significant off-balance-sheet concentrations of credit risk.

Revenue Recognition

     Sales and the related cost of sales are recognized at the time product arrives at the customer’s location. The Company’s largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net sales consist of gross sales to the Company’s customers less provisions for expected returns from customers, customer discounts, and rebates and chargebacks to managed care organizations with whom the Company has contracts. These provisions totaled $82,967,000, $44,369,000, and $19,542,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Included in “Accrued expenses” in the accompanying consolidated balance sheets are $20,283,000 and $11,070,000, at December 31, 2003 and 2002, respectively, related to these provisions.

     Accounting for Product Returns — Impact on Revenue Recognition

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the year ended December 31, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.45 per share and $0.24 per share, respectively, for the year ended December 31, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

Advance Payment Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan. Under terms of the agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are refundable to Merck by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and for the supply and manufacturing of the products. Through December 31, 2003, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $229,000 was offset against research and development expenses during the year ended December 31, 2003. The majority of these payments, however, will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

Co-Promotion and Strategic Alliance Arrangements

     During 1999, the Company entered into a co-promotion collaboration agreement with Knoll Pharmaceutical Company (“Knoll”), for the promotion and marketing of Knoll’s Mavik and Tarka products (Mavik® and Tarka® are registered trademarks of Abbott Laboratories) within the United States (the “Knoll Agreement”). Under the terms of the Knoll Agreement, the Company was to receive an increasing percentage of revenue based on sales thresholds. The Company recorded $7.2 million of co-promotion revenue as a result of the Knoll Agreement for the year ended December 31, 2001. On March 2, 2001, Abbott Laboratories (“Abbott”) announced that it had finalized its acquisition of BASF’s pharmaceutical business, which included the global operations of Knoll. The Company and Abbott agreed to terminate the Knoll Agreement effective January 1, 2002.

     The Company entered into an agreement, effective May 3, 2000, with DuPont Pharmaceuticals Company (“DuPont”) to form a strategic alliance for the purpose of co-promoting the Company’s Advicor product in the United States and Canada (the “DuPont Agreement”). Under the terms of the DuPont Agreement, the Company and DuPont would have shared in the future development and commercialization of the Advicor product. Specifically, DuPont had agreed (i) to make equity investments in the Company of up to $30 million through the date of FDA approval of the Advicor product; (ii) to pay the Company $17.5 million in milestone payments upon FDA approval of the Advicor product; (iii) to fund up to $32.5 million for future clinical development of the Advicor product; and (iv) to share equally in the costs associated with promoting the Advicor product and share equally in product profits after deducting a royalty to the Company. On May 31, 2000, DuPont made a $20-million equity investment in the Company in exchange for 1,250,000 shares of the Company’s Common Stock. On June 7, 2001, DuPont’s parent company, E.I. du Pont Nemours, announced that it had entered into an agreement to sell DuPont to Bristol-Myers Squibb Company (“BMS”) and on October 1, 2001, BMS completed its acquisition of DuPont. On December 17, 2001, the Company entered into an agreement with BMS pursuant to which the DuPont Agreement was terminated and BMS paid Kos $45 million (the “BMS Payment”). The BMS Payment, offset by approximately $6 million of promotional expenses due to Kos by BMS at the time of termination, was recorded as “Other Income” in the accompanying consolidated statements of operations for the year ended December 31, 2001.

     On October 17, 2003, the Company entered into a three-year agreement with Takeda Pharmaceuticals North America, Inc. (“Takeda”) to co-promote Niaspan and Advicor in the United States. Pursuant to this agreement, Takeda will utilize its U.S.-based sales force to promote Niaspan and Advicor in addition to its own product. Takeda is responsible for providing a promotional effort that is expected to significantly increase the amount of product details performed per year, and for all costs associated with its sales force, including promotional materials and samples. The Company is responsible for manufacturing and supplying both products and will collect and record all sales associated with its products. Takeda will receive a royalty on incremental net sales of the products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement.

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

Advertising Expense

     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded $6,829,000, $7,279,000, and $6,781,000 in advertising expense for the years ended December 31, 2003, 2002, and 2001, respectively.

Net Income (Loss) Per Share

     Basic earnings (loss) per share is determined by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method to outstanding stock options and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	2003	2002	2001
Numerator:
Net income (loss)	$59,413,573	$(20,816,164)	$2,386,241
Interest expense from convertible debt	3,320,668	N/A	N/A

Diluted net income (loss)	$62,734,241	$(20,816,164)	$2,386,241

Denominator:
Basic weighted average number of shares outstanding	21,913,928	20,582,205	20,221,089
Effect of dilutive securities:
Stock options	3,078,860	—	2,577,543
Non-detachable warrants (See Note 8)	6,000,000	—	—
Convertible debt (See Note 8)	10,032,113	—	—
Other Common Stock warrants shares outstanding (See Note 11)	8,424	—	—

Diluted weighted average number of shares outstanding	41,033,325	20,582,205	22,798,632

Basic earnings (loss) per share of Common Stock	$2.71	$(1.01)	$0.12
Diluted earnings (loss) per share of Common Stock	1.53	(1.01)	0.10

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	2003	2002	2001
Stock options	167,000	6,544,822	—
Non-detachable warrants (See Note 8)	—	6,000,000	6,000,000
Convertible debt (See Note 8)	—	10,183,299	10,183,299

Total	167,000	22,728,121	16,183,299

Income Taxes

     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. As of December 31, 2003, the Company had available approximately $146.7 million of net operating loss carryforwards that expire between 2004 and 2021.

     The composition of the net deferred tax assets is as follows:

	December 31,
	2003	2002
Current:
Reserves and accruals	$9,958,726	$6,240,490
Other	5,705,542	3,527,680

Total Current	15,664,268	9,768,170

Non-current:
Tax net operating loss carryforwards	57,891,594	88,368,824
Intangible assets	1,353,588	1,679,393
Property and equipment, principally due to depreciation	(1,097,220)	(148,495)

Total Non-current	58,147,962	89,899,722

	73,812,230	99,667,892
Valuation allowance	(73,812,230)	(99,667,892)

	$—	$—

     The Company has an accumulated deficit as of December 31, 2003, of approximately $233.9 million. Excluding the impact of the BMS Payment, the Company generated full-year income before provision for income taxes for the first time in 2003. Management has re-evaluated the continuing need for a valuation allowance against deferred tax assets and, based on the history of net losses, concluded that there is not sufficient evidence as of December 31, 2003, to conclude that the Company will “more likely than not” realize all or a portion of its deferred tax assets. However, if in the future management concludes that some or all of its deferred tax assets will “more likely than not” be realized, then the Company will be required to recognize such assets by reversing all or the applicable portion of the valuation allowance.

     There was no provision for income taxes for the years ended December 31, 2002 and 2001. Although the Company has sufficient net operating losses to offset taxable income, the use of net operating losses is limited under federal alternative minimum tax rules to 90% of taxable income. Similar rules apply to state taxing jurisdictions where state income tax is based on an apportionment of federal taxable income. Consequently, the Company recorded a provision for income taxes of $2,878,821 for the year ended December 31, 2003 to reflect $1,259,368 in federal alternative minimum tax and $1,619,453 in state income tax liabilities that cannot be offset by utilizing the Company’s net operating loss carryforwards. A reconciliation between the statutory federal income tax expense and the income tax expense at the Company’s effective rate for the years ended December 31, 2003, 2002 and 2001 is set forth below:

	December 31,
	2003	2002	2001
Computed expected income tax based on statutory federal income tax rate	$21,802,338	$(7,285,657)	$835,184
State income taxes, net of federal benefit	2,614,495	(749,384)	85,905
Non deductible expenses	2,928,564	1,133,120	434,417
Change in valuation allowance	(25,855,662)	6,901,921	(1,355,506)
Other	1,389,086	—	—

Provision for income taxes	$2,878,821	$—	$—

Reporting of Comprehensive Income or Loss

     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income or loss refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. The Company’s reported net income (loss) equals comprehensive income (loss) for all periods presented.

Accounting for Stock-Based Compensation

     As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Except for compensation cost of $774,000, included in “Selling, general and administrative” in the accompanying consolidated statements of operations, related to the modification of a terminated employee’s options in 2003, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income (loss) and net income (loss) per share would have been the “Pro forma” amounts shown in the following table:

	2003	2002	2001
Net income (loss):
As reported	$59,413,573	$(20,816,164)	$2,386,241
Option modification expense under APB 25	774,368	—	—
Stock-based employee compensation expense under fair value method	(22,373,131)	(14,837,272)	(7,850,363)

Pro forma	$37,814,810	$(35,653,436)	$(5,464,122)

Net income (loss) per share:
As reported:
Basic	$2.71	$(1.01)	$0.12
Diluted	1.53	(1.01)	0.10
Pro forma:
Basic	$1.73	$(1.73)	$(0.27)
Diluted	1.02	(1.73)	(0.27)
Number of shares used in calculation:
As reported:
Basic	21,913,928	20,582,205	20,221,089
Diluted	41,033,325	20,582,205	22,798,632
Pro forma:
Basic	21,913,928	20,582,205	20,221,089
Diluted	40,332,908	20,582,205	20,221,089

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Based on the revised guidance, all public companies must apply the provisions of FIN 46(R) to variable interests commonly referred to as special-purpose entities (an “SPE”), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003. Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 are subject to the provisions of the original FIN 46 in 2003, but the provisions of FIN 46(R) must be adopted no later than the first reporting period ending after March 15, 2004. The provisions of FIN 46(R) must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also provides guidance regarding the separation of deliverables in a multiple deliverable arrangement and the allocation of total arrangement consideration to the discrete units of accounting for situations not governed by existing, higher-level authoritative literature. EITF 00-21 is effective for revenue arrangements entered into in periods (including quarterly periods) beginning after June 30, 2003. Companies are permitted, but not required, to apply the consensus guidance to existing arrangements as a cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The adoption of EITF 00-21 did not impact the Company’s financial position or results of operations because the Company does not currently have any multiple-deliverables revenue arrangements.

3. Trade Accounts Receivable, net

     Trade accounts receivable consist of the following:

	December 31,
	2003	2002
Trade accounts receivable	$40,081,737	$24,393,954
Less allowance for doubtful accounts	(523,100)	(305,957)

Trade accounts receivable, net	$39,558,637	$24,087,997

4. Inventories

     Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$1,775,488	$1,433,004
Work in process	3,440,691	1,619,223
Finished goods	1,189,946	2,874,787

Total inventories	$6,406,125	$5,927,014

5. Fixed Assets, net

     Fixed assets consist of the following:

	December 31,
	2003	2002
Furniture and equipment	$2,386,196	$1,449,187
Computer software and hardware	8,617,067	4,128,678
Laboratory and manufacturing equipment	12,326,359	10,963,445
Leasehold improvements	10,675,350	9,353,818

Fixed assets, gross	34,004,972	25,895,128
Less accumulated depreciation and amortization	(16,163,616)	(13,367,327)

Fixed assets, net	$17,841,356	$12,527,801

     The Company recorded depreciation expense of $3,310,964, $2,110,538, and $2,766,244 for the years ended December 31, 2003, 2002, and 2001, respectively.

6. Goodwill

     In late 1999, the Company acquired, for total consideration of $1.1 million, substantially all of the assets and intellectual property of IEP Group, Inc. (the “IEP Acquisition”). In connection with this transaction, the Company recorded goodwill of $803,000 representing the excess of the cost of the assets acquired over their estimated fair value. The pre-acquisition results of IEP Group, Inc. (“IEP”) were not material to the Company’s results of operations. During the fourth quarter of 2001, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, the Company recorded a goodwill impairment loss of $642,551, based on its determination of fair-value of such goodwill. Prior to recording such impairment loss, the Company had recognized amortization expense of $80,318 for the year ended December 31, 2001. Accordingly, the Company recorded $722,869 of amortization expense during the year ended December 31, 2001.

7. Accrued Expenses

     The components of accrued expenses are as follows:

	December 31,
	2003	2002
Managed care rebates and chargebacks	$18,189,658	$8,681,834
Employee commissions and bonuses	8,008,725	6,650,500
Royalties	2,875,583	2,817,476
Sales returns and allowances	2,092,942	2,387,986
Employee vacations	2,690,128	2,033,998
All other	11,549,296	11,976,914

Total accrued expenses	$45,406,332	$34,548,708

8. Notes Payable to Shareholder

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2003. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of December 31, 2003), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, as defined below.

     On September 1, 1999, the Company formally agreed to the terms of a $50-million funding arrangement initially entered into with Mr. Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controls. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, in connection with an equity offering of the Company’s Common Stock pursuant to an effective shelf registration statement, the limited partnership controlled by Mrs. Jaharis exercised its right to convert $6,137,500 of borrowings outstanding under the Supplemental Credit Facility into 1,250,000 shares of the Company’s Common Stock. Those shares were then sold by such limited partnership as part of the equity offering. The Company did not receive any proceeds from such sale by the limited partnership controlled by Mrs. Jaharis. On December 31, 2003, all then remaining borrowings under the Supplemental Credit Facility, which totaled $43,862,500 and bore interest at the prime rate, were converted into shares of the Company’s Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of December 31, 2003, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     As of December 31, 2003, all of the Company’s assets were pledged as collateral for the Additional Standby Facility and the Standby Facility.

     The Company recorded $3,321,000, $4,040,000 and $6,081,000 of interest expense for the years ended December 31, 2003, 2002 and 2001, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

9. Major Customers

     Sales to customers that were at least 10% of the Company’s net sales are as follows:

	December 31,
	2003	2002	2001
Customer A	$94,496,344	$56,694,295	$24,361,312
Customer B	75,371,320	38,504,032	14,313,878
Customer C	60,620,703	32,514,268	19,666,663

Total	$230,488,367	$127,712,595	$58,341,853

10. Selected Quarterly Financial Information (Unaudited)

     The following table summarizes selected quarterly financial data of the Company for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter(1)	Quarter	Quarter	Quarter	Year(1)
2003
Revenues, net	$68,275	$64,851	$73,506	$87,276	$293,907
Cost of sales	4,242	4,468	5,144	6,185	20,038
Operating expenses	50,604	47,670	52,174	58,225	208,672
Income from operations	13,429	12,713	16,188	22,866	65,197
Net income	12,650	11,156	14,706	20,902	59,414
Basic income per share(2)	$0.61	$0.53	$0.68	$0.86	$2.71
Diluted income per share(2)	0.35	0.31	0.37	0.49	1.53
2002
Revenues, net	$33,886	$38,254	$45,536	$55,017	$172,693
Cost of sales	3,629	3,520	4,445	3,768	15,362
Operating expenses	45,537	44,093	40,359	44,136	174,125
Loss from operations	(15,280)	(9,359)	732	7,113	(16,794)
Net income (loss)	(16,215)	(10,343)	(347)	6,089	(20,816)
Basic income (loss) per share(2)	$(0.79)	$(0.50)	$(0.02)	$0.29	$(1.01)
Diluted income (loss) per share(2)	(0.79)	(0.50)	(0.02)	0.18	(1.01)

(1)	Includes the impact of the change in estimate described in Note 2 which increased revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million and $0.45 per share and $0.24 per share, respectively, for the year ended December 31, 2003.

(2)	Quarterly earnings per share are calculated on an individual basis and, because of rounding and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

11. Commitments and Contingencies

Letter of Credit Facility

     The Company is subject to the terms of a $18-million letter of credit facility with a bank (the “Letter of Credit Facility”). Under the terms of the Letter of Credit Facility, letters of credit outstanding must not exceed 90% of the Company’s cash balance kept at such bank. As of December 31, 2003 and 2002, letters of credit outstanding totaled $16,040,000 and $15,540,000, respectively.

Purchase Commitments

     During the normal course of its business, the Company enters into short-term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 2003, the Company had open purchase commitments totaling $8,321,000.

Employment and Royalty Agreements

     As of December 31, 2003, the Company had employment and/or royalty agreements with three of its current or former officers, including a deferred compensation agreement with one of its current officers providing for annual payments of not less than $400,000 per year for life upon the officer’s retirement. The liability under this deferred compensation agreement is being accrued over the officer’s remaining periods of employment so that, on the expected date of the officer’s retirement, the then-present value of the annual payments will have been accrued. Included in “Accrued expenses” as of December 31, 2003 and 2002, in the accompanying consolidated balance sheets are $1,021,000 and $521,000, respectively, related to this deferred compensation agreement. Salary and benefits expense recorded under the employment agreements totaled $1,763,000, $1,626,000 and $1,326,000, during the years ended December 31, 2003, 2002 and 2001, respectively.

     Future minimum payments under the employment agreements are as follows:

Year Ending December 31,	Amount
2004	$1,095,000
2005	1,095,000
2006	761,000
2007	187,000

Total	$3,138,000

     Royalty agreements entitle a current and a former officer to royalties, not to exceed an aggregate of $5.5 million, on sales of the Company’s products. The aggregate maximum of royalty expense allowable under the agreement with the former officer was met during the year ended December 31, 2003. Royalty expenses from this royalty agreement during the years ended December 31, 2003, 2002 and 2001 were $384,000, $1,727,000, and $842,000, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations. No royalties have been incurred pursuant to the royalty agreement with the current officer of the Company.

     The Company, in connection with the IEP Acquisition, is also subject to a royalty consideration on net sales of future products developed by IEP utilizing technology acquired through such acquisition. In accordance with the terms of the IEP Acquisition, the Company is required to make minimum annual royalty payments of $50,000 from 2002 through 2009.

Lease Commitments

     The Company has various operating leases that expire through 2014 for the rental of office space, laboratory facilities, and vehicles. Future minimum commitments under these agreements are as follows:

Year Ending December 31,	Amount
2004	$6,666,000
2005	6,390,000
2006	6,221,000
2007	4,450,000
2008	3,570,000
Thereafter	16,217,000

Total	$43,514,000

     As of December 31, 2003 and 2002, standby letters of credit of $3,540,000 and $3,040,000, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

     Rent and other expenses incurred under the operating leases were $7,401,000, $5,690,000 and $4,234,000, during the years ended December 31, 2003, 2002 and 2001, respectively.

Licensing Agreements

     The Company has certain license agreements (the “License Agreements”) with third parties (the “Licensees”) for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure exclusive rights to develop, manufacture, sell, and/or sublicense future products developed through the License Agreements. In connection with the License Agreements, the Company recorded licensing expense of approximately $562,000, $250,000 and $275,000, for the years ended December 31, 2003, 2002 and 2001, respectively, and is reflected in “Research and development” in the accompanying consolidated statements of operations.

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

Year Ending December 31,	Amount
2004	$155,000
2005	30,000
2006	30,000
2007	30,000
2008	30,000
Thereafter	230,000

Total	$505,000

     On February 7, 1997, the Company entered into an agreement with an unaffiliated generic drug manufacturer pursuant to which the parties agreed to resolve the effects, as between themselves, of a potential interference proceeding by the United States Patent and Trademark Office by granting cross licenses under their respective patent applications and patents, regardless of whether such licenses would be required. In connection with this licensing agreement, the Company initially recognized $3,000,000 as a licensing expense for the year ended December 31, 1997. As further consideration for entering into the agreement, the Company agreed to pay the generic manufacturer certain royalties on the net sales of the Niaspan and Advicor products, subject to a cap on such royalty payments in the United States and a separate cap on such payments for sales outside the United States. The Company recorded $2,500,000 of royalty expense from this agreement for each of the years ended December 31, 2003, 2002 and 2001. These royalty expenses are included in “Selling, general and administrative” in the accompanying consolidated statements of operations. The Company has purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

Sponsored Research

     The Company has on-going research agreements with a university and a research center. The Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the sponsored research agreements are as follows:

Year Ending December 31,	Amount
2004	$429,000
2005	425,000
2006 and thereafter	447,000

Total	$1,301,000

     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company’s sponsored research programs totaled approximately $967,000, $854,000 and $536,000, during the years ended December 31, 2003, 2002 and 2001, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of operations.

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

     Expenses recorded under these and other development agreements totaled approximately $307,000, $800,000 and $68,000, during the years ended December 31, 2003, 2002 and 2001, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of operations.

Contract Sales Organization

     On December 17, 2001, the Company entered into an agreement with a contract sales organization (the “CSO”), whereby the CSO provided the Company with an approximately 150-person field sales organization for a two-year term beginning on January 1, 2002 (the “Contract Sales Force Agreement”). The Contract Sales Force Agreement complemented the Company’s existing sales force. Under the terms of the Contract Sales Force Agreement, the Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002. The royalty amounts payable to the CSO are subject to a cumulative minimum of $50 million over the term of the Contract Sales Force Agreement, not to exceed $65 million over such contract term. Royalty expenses recorded under the Contract Sales Force Agreement totaled approximately $6,875,000 and $3,204,000 for the years ended December 31, 2003 and 2002, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

     Further, in 2002, the Company also granted the CSO warrants to purchase 150,000 shares of the Company’s Common Stock at $32.79 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Contract Sales Force Agreement. The warrants vested equally over the two-year period during which the CSO provided services to the Company. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the compensation cost associated with this warrant grant was initially measured at the date of issuance using the Black-Scholes valuation model. The compensation cost was then re-measured each reporting period using the then applicable valuation assumptions, for increases or decreases in the quoted market value of the shares of the Company’s Common Stock through the last measurement date of December 31, 2003. The Company recorded compensation expense associated with this warrant grant of $1,760,000 and $212,000 for the years ended December 31, 2003 and 2002, respectively. Compensation expenses for the warrant grant are included in “Selling, general and administrative” in the accompanying consolidated statements of operation.

Employee Benefit Plans

     The Company’s Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each full-time employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 15% of the employee’s compensation for the year. Beginning in 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company’s matching contribution to the Kos Savings Plan is made in the form of shares of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee’s 401(k) contribution, and not to exceed 3% of such employee’s compensation or $5,500 per employee for any given year. An employee is always 100% vested in the employee’s elective deferral contributions to the Kos Savings Plan and is vested up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $1,079,000, $761,000 and $587,000, in expenses related to its match of employee contributions to the Kos Savings Plan for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

     On February 15, 1999, the Company implemented the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee’s annual compensation. Each employee’s total contributions are limited to $25,000 per year. Employee payroll deductions are accumulated for six-month periods at the end of which shares of the Company’s Common Stock are purchased under the Stock Purchase Plan. All full-time employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. As of December 31, 2003, the Company had issued 509,403 shares of Common Stock under the Stock Purchase Plan and had 490,597 shares reserved for future issuance.

12. Shareholders’ Equity (Deficit)

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company’s Board of Directors may determine.

Common Stock

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company filed a new registration statement that covered the shares of the earlier Shelf Registration (the “Amended Shelf Registration”) and which allowed the Limited Partnership to sell up to 1,500,000 shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by BMS and the Company’s Chairman. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 25, 2003, the Company sold 3,750,000 shares of Common Stock and the Limited Partnership sold 1,250,000 shares of Common Stock (converted from the Supplemental Credit Facility) pursuant to the Amended Shelf Registration. On December 22, 2003, the Company sold an additional 650,000 shares of Common Stock and the Company’s Chairman sold 100,000 shares of Common Stock to cover over-allotments as permitted in the Amended Shelf Registration. Net proceeds to the Company resulting from the sale of the 4,400,000 shares of Common Stock totaled $184,277,000. Proceeds from the offerings, other than the proceeds pertaining to the selling shareholders, are expected to be used to acquire other products or companies, to in-license complimentary products, and to fund working capital needs and for general corporate purposes.

Stock Option Plan

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). As of December 31, 2003, a maximum of 12,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. Options granted under the Plan vest over four years from the date of grant. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

     Each outside director of the Company is granted an option to purchase 15,000 shares of Common Stock upon election to the Board, receives options to purchase 30,000 shares effective on each director’s anniversary date and 10,000 shares effective on the date of the Company’s Annual Shareholders’ Meeting. The exercise price of such options is the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) using the Black-Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FIN 44, which allows grantors to account for options to outside directors under APB 25. The Company provides the required disclosures of pro forma net income (loss) and related per share amounts under the fair value method in Note 2 hereto in accordance with SFAS 123 as amended by SFAS 148. Assumptions used in the calculation of the fair value of employee stock options are as follows:

		Risk-Free
Grant	Volatility	Interest	Expected	Expected
Date	Rate	Rate	Dividends	Term (Years)
2001	70.0%	4.11%	—	5
2002	66.0%	4.20%	—	5
2003	61.0%	2.98%	—	5

     Based on calculations using the Black-Scholes option valuation model, the weighted average grant date fair value of options was $12.28, $13.04 and $12.51 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had outstanding options to purchase 8,088,267 shares of Common Stock to employees, consultants, management and directors. Detail of option activity is as follows:

		Exercise Prices
	Number of				Weighted
	Shares	Range			Average
Outstanding, December 31, 2000	4,360,587	$0.60	—	$27.25	$10.23
Granted	1,000,200	15.75	—	36.50	20.27
Exercised	(374,672)	4.88	—	19.88	6.21
Canceled	(284,233)	4.88	—	32.58	14.54

Outstanding, December 31, 2001	4,701,882	0.60	—	36.50	12.47
Granted	2,182,775	10.48	—	27.21	21.64
Exercised	(196,132)	5.06	—	22.22	8.45
Canceled	(143,703)	5.06	—	30.91	19.33

Outstanding, December 31, 2002	6,544,822	0.60	—	36.50	15.46
Granted	3,103,375	15.91	—	44.15	21.87
Exercised	(1,229,416)	4.28	—	34.10	11.09
Canceled	(330,514)	5.06	—	34.10	19.89

Outstanding, December 31, 2003	8,088,267

Options Outstanding				Options Exercisable
	Number	Weighted	Weighted	Number
	Outstanding	Average	Average	Exercisable	Weighted
Range of	December 31,	Remaining	Exercise	December 31,	Average
Exercise Prices	2003	Contractual Life	Price	2003	Exercise Price
$0.60	300,000	2.5 years	$0.60	300,000	$0.60
4.28 to 6.24	487,258	4.8 years	5.20	487,258	5.20
7.00 to 10.50	146,825	4.0 years	7.30	143,825	7.24
10.67 to 16.00	1,444,594	6.3 years	13.25	883,222	12.79
16.09 to 24.05	4,895,788	8.3 years	20.27	1,058,649	20.10
24.24 to 35.58	602,289	8.5 years	29.05	210,878	26.44
36.50 to 44.15	211,513	9.7 years	42.72	20,000	36.50

	8,088,267	7.5 years	$18.38	3,103,832	$13.74

     At December 31, 2003, 1,003,511 shares remain reserved for issuance under the Plan, and options to purchase 3,103,832 shares of Common Stock were exercisable.

Restricted Common Stock Grant

     On April 26, 2001, the Company entered into an employment agreement with one of its officers (the “April Employment Agreement”). Under the terms of the April Employment Agreement, the Company made a restricted grant to the officer of 66,668 shares of Common Stock, valued at approximately $1,200,000, or $17.97 per share (the fair market of the Common Stock on the effective date of the agreement). The restricted stock grant vests 25% on each anniversary date of the April Employment Agreement. The Company recorded $300,000, $300,000 and $203,000, of compensation expense related to the April Employment Agreement for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint (the “Amended Complaint”). In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the Amended Complaint (the “Answer”) by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its Answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, Kos replied to Barr’s declaratory judgment counterclaims by denying that Kos’ patents are invalid or not infringed. Kos also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. During the course of the litigation, Barr has also suggested claims of anti trust and unenforceability. Kos has received several notices from Barr Laboratories that Barr has filed a Supplemental Paragraph IV Certification to each ANDA to provide for U.S. Patent No. 6,676,967. The first notice was received by Kos on January 21, 2004 and the latest on February 23, 2004. Kos is currently evaluating its options.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003. On November 24, 2003, the Company filed its Third Circuit Appellate Brief, Andrx filed a Brief in Opposition on December 5, 2003 and the Company filed its Reply Brief on December 15, 2003.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

14. Subsequent Event

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a supply agreement with Aventis Pharmaceuticals, Inc. (collectively “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreement”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreement, Kos will pay Aventis $200 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed. Under the terms of the supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The Company expects to close this transaction by the end of the first quarter 2004, pending the completion of the Federal Trade Commission’s Hart-Scott-Rodino review and approval process.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Kos Pharmaceuticals, Inc.

     We have audited the consolidated financial statements of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2003 and 2002 and for each of the years then ended, and have issued our report thereon dated February 10, 2004, except for Note 14, as to which the date is March 8, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K for the years ended December 31, 2003 and 2002. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Miami, Florida,
February 10, 2004

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

ARTHUR ANDERSEN LLP

Miami, Florida,
February 7, 2002.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands)

				Balance at
	Balance at	Charged to Costs		End
Description	Beginning of Period	and Expenses	Deductions	of Period
Allowance for Doubtful Accounts:
Fiscal year ended December 31, 2001	$200	$75	$81	$194
Fiscal year ended December 31, 2002	194	150	38	306
Fiscal year ended December 31, 2003	306	217	—	523

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

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

PART III

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 47 of this report.

	2.	The following Financial Statement Schedules are filed herewith:

	Schedule	Description

	II	Valuation and Qualifying Accounts for the Year Ended December 31, 2003

	3.	The following exhibits are filed herewith:

Exhibit
Number	Exhibit Description

1.1(1)	Underwriting Agreement dated November 19, 2003, among the Company, the Selling Shareholders named therein, and Goldman, Sachs and Co., Banc of America Securities LLC, SG Cowen Securities Corporation, Deutsche Bank Securities, Inc., SunTrust Capital Markets, Inc., Natexis Bleichroeder Inc. and Ryan, Beck & Co., Inc.

3.1(2)	Amended and Restated Articles of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company

4.2(3)	Form of Common Stock certificate of the Company

10.1(2)*	Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

10.2(2)*	Employment Agreement dated as of June 15, 1996, between David J. Bova and the Company

10.3(2)*	Kos Pharmaceuticals, Inc. 1996 Stock Option Plan

10.4(4)*	Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan.

10.15(5)	Revolving Credit and Loan Agreement dated December 21, 1999, between the Company and Michael Jaharis.

10.16(6)	Third Amended and Restated Registration Rights Agreement effective as of December 19, 2002, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.17(5)	Promissory Note dated December 21, 1999, in favor of Michael Jaharis.

Exhibit
Number	Exhibit Description

10.18(5)	Non-Detachable Common Stock Purchase Warrant.

10.19(6)	Revolving Credit and Loan Agreement dated as of December 19, 2002, between Kos Pharmaceuticals and Michael Jaharis.

10.20(6)	Revolving Credit Promissory Note dated December 19, 2002 in favor of Michael Jaharis.

10.21(6)	Non-Detachable Common Stock Purchase Warrant dated December 19, 2002.

10.22(6)	Second Amended and Restated Security Agreement dated December 19, 2002, by and between the Company and Michael Jaharis.

10.24(7)	Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

10.25(8)*	Employment Agreement dated April 26, 2001, between the Company and Adrian Adams.

10.26(9)*	Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

10.27(9)+	Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.28(9)+	Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.29(9)	Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

10.30(10)+	Distribution, Patent & Trademark License, Marketing and Supply Agreement, dated October 23, 2002, between the Company and Merck KGaA.

10.31(11)+	Co-Promotion Agreement dated as of October 29, 2003 between the Company and Takeda Pharmaceuticals North America, Inc.

21	Subsidiaries of the Company.

23.1	Consent of independent certified public accountants, Ernst & Young LLP.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

24	Powers of Attorney (included on signature page hereto).

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit
Number	Exhibit Description

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999, and incorporated herein by reference.

(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2002, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2000, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2001, and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.

(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2003, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*	Denotes management contract or compensatory plan or arrangement.

(b)	On October 28, 2003, the Company filed a Report on Form 8-K, reporting in Item 12 therein the issuance of a press release by the Company on October 28, 2003.

On November 4, 2003, the Company filed a Report on Form 8-K reporting in Item 12 therein the issuance of a press release by the Company and a joint press release by the Company and Takeda Pharmaceuticals North America, Inc., each on November 4, 2003.

On November 5, 2003, the Company filed a Report on Form 8-K submitting a copy of the Co-Promotion Agreement dated as of October 29, 2003 between Kos Pharmaceuticals, Inc. and Takeda Pharmaceuticals North America, Inc.

On November 20, 2003, the Company filed a Report on Form 8-K submitting a copy of an Underwriting Agreement entered into among the Company, certain selling shareholders, and the underwriters named therein on November 19, 2003 and reporting in Item 5 therein the issuance of a press release by the Company on November 20, 2003.

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

Signature	Title	Date

/s/ Michael Jaharis Michael Jaharis	Chairman Emeritus of the Board of Directors	March 15, 2004

/s/ Daniel M. Bell Daniel M. Bell	Chairman of the Board of Directors	March 15, 2004

/s/ Robert E. Baldini Robert E. Baldini	Vice Chairman of the Board	March 15, 2004

/s/ Adrian Adams Adrian Adams	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2004

/s/ Christopher P. Kiritsy Christopher P. Kiritsy	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ Juan F. Rodriguez Juan F. Rodriguez	Senior Vice President, Controller (Principal Accounting Officer)	March 15, 2004

/s/ John Brademas John Brademas	Director	March 15, 2004

/s/ Steven Jaharis Steven Jaharis	Director	March 15, 2004

/s/ Nicolaos E. Madias Nicolaos E. Madias	Director	March 15, 2004

/s/ Mark Novitch Mark Novitch	Director	March 15, 2004

/s/ Frederick B. Whittemore Frederick B. Whittemore	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of the Company.

23.1	Consent of independent certified public accountants, Ernst & Young LLP.

23.2	Notice Regarding Consent of Arthur Andersen LLP

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.