Form 10-Q
period 2004-03-31
KOS PHARMACEUTICALS INC
filed 2004-05-10
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-22171

KOS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

FLORIDA (State or Other Jurisdiction of Incorporation or Organization)	65-0670898 (I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2004
Common Stock, par value $.01 per share	37,272,069

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Niaspan® and Advicor® are trademarks of Kos Pharmaceuticals, Inc.
Azmacort® is a trademark of Kos Life Sciences, Inc.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,174	$259,958
Trade accounts receivable, net	52,587	39,559
Inventories, net	11,176	6,406
Prepaid expenses and other current assets	10,851	10,123
Current deferred tax asset	20,422	—

Total current assets	171,210	316,046
Fixed Assets, net	17,261	17,841
Long Term Deferred Tax Asset	20,758	—
Intangible Assets	160,600	—
Other Assets	4,466	3,727

Total assets	$374,295	$337,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,833	$7,785
Accrued expenses	60,604	45,406
Advance payment received on license agreement, net of amortized amount	14,708	14,771
Current portion of capital lease obligations	10	25

Total current liabilities	78,155	67,987

Notes Payable to Shareholder	30,000	30,000

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 37,266,937 and 36,791,290 shares issued and outstanding as of March 31, 2004 (unaudited) and December 31, 2003, respectively	373	368
Additional paid-in capital	491,987	473,602
Restricted stock grant	(320)	(395)
Accumulated deficit	(225,900)	(233,948)

Total shareholders’ equity	266,140	239,627

Total liabilities and shareholders’ equity	$374,295	$337,614

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended
	March 31,
	2004	2003
	(Unaudited)
Revenues, net	$94,268	$68,275
Cost of sales	6,754	4,242

	87,514	64,033

Operating Expenses:
Research and development	53,917	11,625
Selling, general and administrative	55,176	38,979

Total operating expenses	109,093	50,604

Income (loss) from operations	(21,579)	13,429

Other Expense (Income):
Interest income, net	(679)	(77)
Interest expense-related party	303	856

Total other (income) expense	(376)	779

Income (loss) before benefit from income taxes	(21,203)	12,650
Benefit from income taxes	(29,251)	—

Net income	$8,048	$12,650

Basic earnings per share of Common Stock	$0.22	$0.61
Diluted earnings per share of Common Stock	0.17	0.35

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	36,926	20,803
Diluted	47,788	38,603

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in	Restricted Stock	Accumulated
	Shares	Amount	Capital	Grant	Deficit	Total
Balance at December 31, 2003	36,791	$368	$473,602	$(395)	$(233,948)	$239,627
Common Stock issued to employees under Kos Savings Plan	10	—	467	—	—	467
Issuance of Common Stock to employees under Stock Purchase Plan	57	1	1,118	—	—	1,119
Exercise of stock options	409	4	5,781	—	—	5,785
Compensation expense on restricted stock grant	—	—	—	75	—	75
Tax benefit of stock option exercises	—	—	11,019	—	—	11,019
Net income	—	—	—	—	8,048	8,048

Balance at March 31, 2004	37,267	$373	$491,987	$(320)	$(225,900)	$266,140

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$8,048	$12,650
Adjustments to reconcile net income to net cash provided by operating activities- Depreciation and amortization	973	729
Provision for inventory obsolescence	184	165
Deferred income tax benefit	(29,251)	—
Reimbursement recognized under license agreement	(63)	—
Common Stock issued to employees under Kos Savings Plan	467	248
Compensation expense on restricted stock grant	75	74
Compensation expense on Common Stock warrants award	—	53
Tax benefit of stock option exercises	11,019	—
Write-off of acquired in-process research and development	38,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(13,028)	(2,867)
Inventories	274	(858)
Prepaid expenses and other current assets	(728)	2,076
Deferred tax assets	(11,929)	—
Accounts payable	(4,952)	(929)
Accrued expenses	15,198	3,115
Advance payments from customers	—	(9,129)
Advance payments received on license agreement	—	5,797

Net cash provided by operating activities	14,287	11,124

Cash Flows from Investing Activities:
Purchase of intangible assets	(203,828)	—
Capital expenditures and deposits on fixed assets to be acquired	(1,132)	(1,865)

Net cash used in investing activities	(204,960)	(1,865)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,119	1,005
Net proceeds from exercise of stock options	5,785	198
Payments of Notes Payable to Shareholder	—	(4,000)
Payments under capital lease obligations	(15)	(14)

Net cash provided by (used in) financing activities	6,889	(2,811)

Net (decrease) increase in cash and cash equivalents	(183,784)	6,448
Cash and Cash Equivalents, beginning of period	259,958	19,572

Cash and Cash Equivalents, end of period	$76,174	$26,020

Supplemental Disclosure of Cash Flow Information:
Interest paid	$549	$856

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2004, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

2. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46® to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Based on the revised guidance, all public companies must apply the provisions of FIN 46® to variable interests commonly referred to as special-purpose entities (an “SPE”), where such interests were created prior to February 1, 2003, no later than periods ending after December 15, 2003. Interests created in non-SPE variable interest entities after January 31, 2003 but before December 31, 2003 are subject to the provisions of the original FIN 46 in 2003, but the provisions of FIN 46® must be adopted no later than the first reporting period ending after March 15, 2004. The provisions of FIN 46® must be applied to all variable interests created after December 31, 2003 upon initial involvement with the variable interest entity. The adoption of FIN 46® did not impact the Company’s financial position or results of operations because the Company does not have any variable interest entities or SPE’s.

3. Income Taxes

     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any net operating loss carryforwards (“NOL’s”) and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets.

     As of March 31, 2004, the Company had net deferred tax assets of approximately $93.2 million and a remaining valuation allowance of approximately $52.0 million (which principally represents the portion of the valuation allowance to be utilized because of estimated “ordinary” income in the current year). Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizabilty of deferred tax assets. The portion of the valuation allowance related to NOL’s expected to be utilized because of estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized because of ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004, includes the reversal of $21.7 million of valuation allowance, of which $6.4 million represents the portion reversed through the effective tax rate for the quarter and $15.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the $38 million write-off of acquired in-process research and development, as further described in Note 6.

     The Company has approximately $147 million of NOL’s and $1.7 million of credits available at March 31, 2004, to offset future taxable income. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

4. Earnings Per Share

     Basic earnings per share is determined by dividing the Company’s net income by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method to stock options and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	Three Months
	Ended March 31,
	2004	2003
	(in thousands, except
	per share data)
Numerator:
Net income	$8,048	$12,650
Interest expense from convertible debt	303	856

Diluted net income	$8,351	$13,506

Denominator:
Basic weighted average number of shares outstanding	36,926	20,803
Effect of dilutive securities:
Stock options	4,817	1,617
Non-detachable warrants (See Note 9).	6,000	6,000
Convertible debt (See Note 9)	—	10,183
Other Common Stock Warrants	45	—

Diluted weighted average number of shares outstanding	47,788	38,603

Basic earnings per share of Common Stock	$0.22	$0.61
Diluted earnings per share of Common Stock	0.17	0.35

     The calculation of weighted average shares outstanding for the three months ended March 31, 2004 excludes 2.6 million shares of outstanding stock options because their impact is antidilutive.

5. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2004	2003
	(in thousands)
Raw materials	$3,059	$1,775
Work in process	2,656	3,441
Finished goods	5,461	1,190

Total inventories, net	$11,176	$6,406

6. Intangible Assets

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a finished product supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreement”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreement, Kos paid Aventis approximately $203.8 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a CFC-free product that was being developed by Aventis. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The transaction was completed on March 31, 2004. Accordingly, Kos will begin recording revenue for all sales related to the Azmacort product beginning April 1, 2004. A preliminary allocation of the purchase price and the weighted average lives of its components are as follows:

Component	Estimated Value	Weighted Average Life
	(in thousands)	(in years)
Developed and Core Technology	$151,810	14
Supply Contract	4,052	5
Trademark	2,300	Indefinite
Other Intangibles	2,438	5
In-process Research and Development	38,000	N/A
Inventory	5,228	N/A

Total	$203,828

     The $38 million value assigned to in-process research and development of the CFC-free product was recorded as a research and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording an approximately $14 million deferred tax benefit as a result of temporary differences between the book and tax basis of accounting for this write-off. This allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

7. Accounting for Product Returns – Impact on Revenue Recognition

     The Company periodically evaluates the volume of its Niaspan® and Advicor® products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

     This change in accounting estimate has resulted in the Company recognizing as revenue all product shipments made during the three months ended March 31, 2003, as well as $11.1 million of its prior period product shipments not previously recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.48 per share and $0.26 per share, respectively, for the three months ended March 31, 2003.

8. Advance Payments Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under the terms of this agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are refundable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products. Through March 31, 2004, Kos has received $15 million in upfront and reimbursement payments from Merck. Of this amount, $0.1 million was offset against research and development expenses during the quarter ended March 31, 2004. Through March 31, 2004, $0.3 million of the research and development expense reimbursement has been offset against expenses incurred. The majority of these payments, however, will be recognized as revenue in future periods upon Kos achieving certain regulatory milestones.

9. Notes Payable to Shareholder

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2004. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of March 31, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, as defined below, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

     On September 1, 1999, the Company formally agreed to the terms of a $50-million funding arrangement initially entered into with Mr. Jaharis on October 7, 1998 (the “Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controlled. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, in connection with an equity offering of the Company’s Common Stock pursuant to an effective shelf registration statement, the Limited Partnership controlled by Mrs. Jaharis exercised its right to convert $6,137,500 of borrowings outstanding under the Supplemental Credit Facility into 1,250,000 shares of the Company’s Common Stock. Those shares were then sold by the Limited Partnership as part of the equity offering. The Company did not receive any proceeds from such sale by the Limited Partnership controlled by Mrs. Jaharis. On December 31, 2003, all then outstanding borrowings under the Supplemental Credit Facility, which totaled $43,862,500 and bore interest at the prime rate, were converted into shares of the Company’s Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of March 31, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     As of March 31, 2004, all of the Company’s assets were pledged as collateral for the Additional Standby Facility and the Standby Facility.

     The Company recorded $303,000 and $856,000 of interest expense for the three months ended March 31, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

10. Compensation Cost for Stock Options Issued to Employees

     As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months
	Ended
	March 31,
	2004	2003
	(in thousands, except
	per share data)
Net income:
As reported	$8,048	$12,650
Stock-based employee compensation expense under fair value method	(7,511)	(4,665)

Pro forma	$537	$7,985

Net income per share:
As reported:
Basic	$0.22	$0.61
Diluted	0.17	0.35
Pro forma:
Basic	$0.01	$0.38
Diluted	0.01	0.23

Number of shares used in calculation:
As reported:
Basic	36,926	20,803
Diluted	47,788	38,603
Pro forma:
Basic	36,926	20,803
Diluted	47,000	38,603

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. Kos manufactures its lead products, Niaspan and Advicor, and currently markets them directly through its own specialty sales force and co-promotion partner in the U.S. and through its commercialization partners and license arrangements outside of the U.S., Canada and Japan. As a result of the Aventis Agreement, the Company will also begin commercializing the Azmacort product in the U.S. beginning April 1, 2004. The Company’s products under development directed to cardiovascular disease consist of controlled-release, simple oral dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

     The Company’s current business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages or patient compliance advantages compared with existing formulations of such products.

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

     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan and Advicor products, net income growth and, beginning April 1, 2004, revenue growth of the Azmacort product as well. Net sales of the Company’s Niaspan and Advicor products increased to $94.3 million for the three months ended March 31, 2004, from $68.3 million for the same period in 2003. This increase in revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2004 period, partially offset by the impact of a change in product return estimates (as described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) in the first quarter of 2003. Net income for the three months ended March 31, 2004, was $8.0 million compared to net income of $12.7 million for the same period in 2003. The decrease was mostly related to a one-time, $38.0 million, charge related to the Aventis transaction (described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) offset by a $29.3 million benefit from income taxes during the three months ended March 31, 2004, principally related to the reversal of a portion of the Company’s deferred tax asset valuation allowance and to the deferred income tax benefit associated with the $38.0 million charge described previously. The decrease in net income during the 2004 period was also affected by the absence during the period of a $9.9 million net income benefit recorded during the 2003 period resulting from a change in accounting estimate.

     Because Kos’ current business strategy is mostly dependent on the reformulation of existing compounds, the Company’s business could be subject to significant competitive pressures. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor and Azmacort products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through March 31, 2004, the Company had accumulated a deficit from operations of approximately $225.9 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of March 31, 2004, the Company had approximately $147 million of net operating loss carryforwards and $86.5 million of other deductible temporary differences between the book and tax bases of assets and liabilities which may be used to offset future taxable net income, if any.

     On July 28, 1997, Kos received clearance from the Food and Drug Administration (“FDA”) to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. Kos currently markets the Niaspan product directly to specialist physicians within the cardiovascular market who specialize in treating patients with coronary heart disease and who are among the leading prescribers of lipid-altering medications.

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

Recent Developments

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a finished product supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreement”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreement, Kos paid Aventis approximately $203.8 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a CFC-free product that was being developed by Aventis. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The transaction was completed on March 31, 2004. The preliminary allocation of the purchase price resulted in the recording of intangible assets of approximately $151.8 million for developed and core technology value, of approximately $8.8 million for the value of certain other intangibles, of approximately $5.2 million for the value of inventory, and of approximately $38.0 million for the value of in-process research and development. The approximately $38.0 million value assigned to in-process research and development of the acquired asset was recorded as a research and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording an approximately $14 million deferred tax benefit as a result of temporary differences between the book and tax basis of accounting for this write-off. The remaining intangible assets will be amortized over their estimated lives, ranging from five to 22 years. This allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets. The allowances are based upon consideration of a variety of factors, including but not limited to actual return experience by product type, the market for the product, estimated customer inventory levels by product, and other current and projected economic conditions. Actual product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, other allowances incurred, and management’s expectations regarding realizability of intangible and deferred income tax assets are dependent upon future events. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net income in the period in which the change is known. Other than the change described below associated with the Company’s estimate of its product return exposure during the first quarter of 2003, such changes to these estimates have not been material to the Company’s results of operations during the three months ended March 31, 2004 and 2003.

     The Company periodically evaluates the volume of its Niaspan and Advicor products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of its prior period product shipments not recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.48 per share and $0.26 per share, respectively, for the three months ended March 31, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any net operating loss carryforwards (“NOL’s”) and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets.

     As of March 31, 2004, the Company had net deferred tax assets of approximately $93.2 million and a remaining valuation allowance of approximately $52.0 million (which principally represents the portion of the valuation allowance to be utilized because of estimated “ordinary” income in the current year). Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizabilty of deferred tax assets. The portion of the valuation allowance related to NOL’s expected to be utilized because of estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized because of ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004, includes the reversal of $21.7 million of valuation allowance, of which $6.4 million represents the portion reversed through the effective tax rate for the quarter and $15.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the In-process R&D Write-off.

     The Company has approximately $147 million of NOL’s and $1.7 million of credits available at March 31, 2004, to offset future taxable income. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

Three Months Ended March 31, 2004 and 2003

     The Company’s reported revenue increased to $94.3 million for the three months ended March 31, 2004, from $68.3 million for the same period in 2003. This increase in revenue was principally attributable to increases in unit volume and price for the Company’s products during the 2004 period as compared to the 2003 period, partially offset by the change in product return estimates (as described above).

     Gross profit (reported product sales less cost of product sold) for the three months ended March 31, 2004, was $87.5 million, compared with $64.0 million for the 2003 period.

     The Company’s research and development expenses increased to $53.9 million for the three months ended March 31, 2004, from $11.6 million for the same period in 2003. The increased expenses related primarily to a one-time charge of $38.0 million related to the In-process R&D Write-off, to a $2.4 million increase principally associated with expenses related to Advicor clinical studies, and to a $1.6 million increase in personnel and personnel-related costs.

     Selling, general and administrative expenses increased to $55.2 million for the three months ended March 31, 2004, from $39.0 million for same period in 2003. Within this category, selling expenses increased to $45.9 million for the 2004 period from $32.4 million for the comparable 2003 period. The growth in selling expenses was primarily related to increases of $6.6 million in sales force operating costs in support of the Niaspan and Advicor products, and of $7.9 million in royalty expenses. These increases were partially offset by a decrease of $0.9 million in marketing costs during the 2004 period. General and administrative expenses increased to $9.3 million for the three months ended March 31, 2004, from $6.6 million for the three months ended March 31, 2003. This increase in general and administrative expenses was primarily related to increases of $1.2 million in personnel and personnel-related costs, of $0.9 million in professional fees, and of $0.6 million associated with other administrative activities of the Company.

     As of March 31, 2004, the Company was subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. During 2003, the Company was also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife until its conversion into Common stock during the fourth quarter of 2003. Interest expense under the Company’s credit facilities totaled $0.3 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings, and to a decrease in the Company’s borrowing rate, which is based on the prime rate.

     As previously described, the benefit for income taxes in the accompanying consolidated statement of operations for the three months ended March 31, 2004 includes the reversal of $21.7 million of valuation allowance, of which $6.4 million represents the portion reversed through the effective tax rate for the quarter and $15.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the In-process R&D Write-off.

     The Company recorded net income of $8.0 million for the three months ended March 31, 2004, compared with net income of $12.7 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

     At March 31, 2004, the Company had cash and cash equivalents of $76.2 million (of which $17.8 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and working capital of $93.1 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and the acquisition of the Azmacort product.

     Net cash provided by operating activities was $14.3 million during the three months ended March 31, 2004, compared to net cash provided by operating activities of $11.1 million during the same period in 2003. The increase in net cash provided by operating activities was primarily a result of net income adjusted for non-cash items, partially offset by increases in working capital uses of cash, including the absence during the 2004 period of approximately $5.8 million received during the 2003 period as an advance payment on a license agreement. Working capital uses of cash during the three months ended March 31, 2004, primarily included increases in trade accounts receivable, prepaid expenses and other current assets, and a decrease in accounts payable, partially offset by an increase in accrued expenses. Working capital uses of cash in 2003 primarily included increases in trade accounts receivable and inventories, as well as decreases in accounts payable and advance payment from customers. These 2003 working capital uses of cash were partially offset by decreases in prepaid and other current assets, and increases in accrued expenses and advance payments received on license agreements.

     Net cash used in investing activities was $205.0 million during the three months ended March 31, 2004, compared to $1.9 million during the same period in 2003. The increase in net cash used in investing activities was primarily a result of the purchase of the Azmacort product for approximately $203.8 million during the three months ended March 31, 2004.

     During the three months ended March 31, 2004, net cash provided by financing activities was $6.9 million, compared to cash used in financing activities of $2.8 million during the same period in 2003. The increase in 2004 was primarily related to the exercise of stock options and employee participation in the employee stock purchase plan. In 2003, the $2.8 million used in financing activities was primarily associated with repayments of $4.0 million against borrowings previously made under the Standby Facility.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with the Additional Standby Facility expiring on June 30, 2008. In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2004. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of March 31, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million Supplemental Credit Facility initially entered into with Mr. Jaharis on October 7, 1998. On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controlled. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, $6.1 million of the Supplemental Credit Facility was converted into 1,250,000 shares of Common Stock and subsequently sold pursuant to the equity offering described below. On December 31, 2003, the remaining $43.9 million balance was converted into 8,933,299 shares of the Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company through the Standby Facility. Borrowings made under the Standby Facility totaled $30 million as of March 31, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. In addition to including standard and customary loan covenants and conditions, the Standby Facility includes the conditions that the death of lender shall not have occurred, that lender, his spouse and children, and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $0.3 million and $0.9 million of interest expense for the three months ended March 31, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor and Azmacort products, its ability to continue to access its credit facilities, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor and Azmacort, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility and the Standby Facility, and other events – including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to remediate the compliance issues identified by the FDA without adversely affecting its manufacturing capability or ability to meet its production requirements; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require the consent of the Company’s current lender. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”); successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; achieve a successful conclusion to the ongoing litigation with Barr Laboratories, Inc. and Andrx Laboratories, Inc.; commercialize its products outside the United States and the success of its relationship with Merck; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort; meet the conditions necessary to obtain funding under its funding arrangements; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck, the Company's ability to avoid the re-importation of the Company's products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort product, the growth in sales of the Azmacort product, the ability of Kos to build awareness of Azmacort within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, the Company’s ability to remediate the compliance issues identified by the FDA without adversely affecting its manufacturing capability or ability to meet its production requirements, as well as certain other risks including those set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which the Company hereafter becomes aware of. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success depends primarily upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products, which is influenced by the successful integration of the Company’s co-promotion arrangement with Takeda. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day and at high dosages, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

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

Integration and Sales Growth of Azmacort

     There can be no assurance that the Company will be able to profitably manage and integrate the Azmacort product into the Company’s sales and marketing efforts without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that reverses the declining trend in the sales of such product, and the failure of the Company to achieve substantial growth in the sales of the Azmacort product could have a material adverse effect on the Company’s business, operating and financial condition. Moreover, there are many products that are commercially available for the treatment of the respiratory condition addressed by Azmacort, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos. The primary competitors of the Azmacort product include, among others:

•	Advair and Flovent (GlaxoSmithKline)

•	Aerobid (Forest)

•	Pulmicort (AstraZeneca)

•	Vanceril (Schering-Plough)

Patents and Trademarks; Litigation with Barr Laboratories, Inc. and with Andrx Laboratories, Inc.

     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has been issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:

•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to the Company or the Company’s licensors, including the patents covering the Company’s Niaspan product, are invalid, unenforceable or not infringed.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ ‘715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, the Company replied to Barr’s declaratory judgment counterclaims by denying that the Company’s patents are invalid or not infringed. The Company also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. From January 21 through February 23, 2004, the Company received numerous notices from Barr that it had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the ‘967 patent. On March 26, 2004, the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004 Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringement. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the ‘145, ‘181, ‘428, ‘715 and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181, ‘428 and ‘930 patents are not infringed.

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

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003. On November 24, 2003, the Company filed its Third Circuit Appellate Brief, Andrx filed a Brief in Opposition December 5, 2003, and the Company filed its Reply Brief December 15, 2003. Oral Arguments were held before the Third Circuit on March 9, 2004.

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

Manufacturing

     On December 29, 2003, the FDA issued a warning letter to the Company related to a routine, unannounced inspection of the Company’s principal manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company is working diligently to remedy these deficiencies, and intends to cooperate fully with the FDA to take any corrective action that may be required to further assure the quality of the Company’s products. Based upon the observations noted in the December warning letter, the Company is not currently in compliance with cGMP. Although such status does not prohibit Kos from producing product for commercial sale, this status may result in a delay in the approval by the FDA of any pending Company sponsored regulatory applications. It may also contribute to a delay in the Company’s marketing partner’s receipt of final product approval in certain foreign countries. Further, if appropriate corrective actions are not taken in response to the issues raised in the December warning letter, the FDA, upon re-inspection of the Company’s Edison manufacturing facility, may impose additional regulatory sanctions that may include withdrawal or seizure from the market of Kos’ products.

     The Company’s manufacturing facilities, and those of its third party manufacturers, are and will continue to be subject to ongoing, periodic inspection by the FDA and state agencies to ensure, among other things, compliance with cGMP. The Company’s (and its suppliers’) failure to follow and document the Company’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of the Company’s products, including the Niaspan, Advicor and Azmacort products, for commercial use or clinical study, may result in the termination or hold of a clinical study, or may delay or prevent filing or approval of marketing applications for Kos’ products.

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

     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its Niaspan, Advicor and Azmacort products to meet the demands of its customers, or to fulfill orders from its international marketing partner. In addition, the resolution of the concerns raised by the FDA in its recent warning letter could result in the Company being required to implement manufacturing, testing or other procedures that could materially reduce the efficiency of the Company’s manufacturing and supply capability and could reduce the amount of quantities of the Company’s products that the Company has available for sale. The Company’s failure for any reason to manufacture and supply sufficient quantities of the Niaspan, Advicor and Azmacort products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. Although the Company is currently in discussions with a contract manufacturer for certain of its products, the Company does not currently have a qualified backup manufacturing capability with a third party.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At March 31, 2004, the Company had $30 million of variable rate indebtedness bearing interest at the prime rate (4.0% at March 31, 2004).

Item 4. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of March 31, 2004 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.

     Although the Company has not identified any material weakness or condition in its disclosure controls and procedures that would cause it to consider them ineffective for their intended purpose, the Company has determined that a related party transaction involving an immaterial amount in relation to the Company’s overall research and development budget was not disclosed in certain of the Company’s filings with the Securities and Exchange Commission. The transaction involved a sponsored research arrangement with Triad Pharmaceuticals, Inc. (“Triad”) commenced during 2003. The final terms of the sponsored research arrangement are still being negotiated. Pursuant to the sponsored research arrangement, and in anticipation of the completion of the Sponsored Research Agreement, Triad commenced the performance of certain research activities. The Company paid $187,000 to Triad in 2003 and $100,000 to Triad in 2004 pursuant to such arrangement. In addition to finalizing the terms of the sponsored research arrangement, Triad has proposed to the Company a possible equity investment in Triad. Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns approximately 48% of the outstanding equity interest in Triad. Christopher P. Kiritsy, the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors Triad and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. As part of the Audit Committee’s consideration of the Triad transactions, the Audit Committee is considering, among other things, the financial implications of such transactions and the Company’s Code of Business Conduct and Code of Ethics for Senior Financial Officers.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to Kos’ 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, the Company replied to Barr’s declaratory judgment counterclaims by denying that the company’s patents are invalid or not infringed. The Company also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. From January 21 through February 23, 2004 the Company received numerous notices from Barr that it had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the ‘967 patent. On March 26, 2004 the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004 Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringement. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the’145, ‘181, ‘428, ‘715 and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181, ‘428 and ‘930 patents are not infringed.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. Andrx filed an Opposition to the Motion for Preliminary Injunction on August 28, 2003. Andrx answered the Company’s Complaint on September 2, 2003. The Company filed its Reply in support of its Motion for Preliminary Injunction on September 8, 2003. Oral argument on the Motion for Preliminary Injunction was held on September 17, 2003. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. Andrx filed a Motion in Opposition of Expedited Consideration on October 10, 2003, and the Company replied October 15, 2003. The Company’s Motion for Expedited Review of the Appeal was granted on October 31, 2003. On November 24, 2003, the Company filed its Third Circuit Appellate Brief, Andrx filed a Brief in Opposition on December 5, 2003 and the Company filed its Reply Brief on December 15, 2003. Oral arguments were held March 9, 2004 before the Third Circuit.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

Item 5. Other Information

Certain Relationships and Related Transactions

     Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns approximately 48% of the outstanding equity interest in Triad Pharmaceuticals, Inc. (“Triad”), a company focused on biotechnology research and development. Christopher P. Kiritsy, the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors Triad and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. During 2003, the Company commenced a sponsored research arrangement with Triad, the final terms of which are still being negotiated. Pursuant to the sponsored research arrangement, and in anticipation of the completion of the Sponsored Research Agreement, Triad commenced the performance of certain research activities. The Company paid $187,000 to Triad in 2003 and $100,000 to Triad in 2004 pursuant to such arrangement. In addition to finalizing the terms of the sponsored research arrangement, Triad has proposed to the Company a possible equity investment in Triad. As part of the Audit Committee’s consideration of the Triad transactions, the Audit Committee is considering, among other things, the financial implications of such transactions and the Company’s Code of Business Conduct and Code of Ethics for Senior Financial Officers.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	*+	Product Acquisition between Kos Pharmaceuticals, Inc. and Aventis Pharmaceutical Holdings, Inc., dated March 5, 2004.

2.2	*+	Supply Agreement between Kos Pharmaceuticals, Inc. and Aventis Pharmaceuticals, Inc., dated March 5, 2004.

3.1	**	Amended and Restated Articles of Incorporation of the Company.

3.2	**	Amended and Restated Bylaws of the Company.

4.1		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2	***	Form of Common Stock certificate of the Company.

31.1		Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2		Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1		Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K on January 13, 2004, reporting in Item 5 therein the issuance of a press release by the Company on January 12, 2004.

The Company filed a report on Form 8-K on February 18, 2004, reporting in Item 12 therein the issuance of a press release by the Company on February 18, 2004.

The Company filed a report on Form 8-K on March 26, 2004, reporting in Item 5 therein that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings, Inc. and into a supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise on March 8, 2004.

*	Filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2004, and incorporated herein by reference.

**	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

***	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.
Date: May 10, 2004	By: /s/ Adrian Adams Adrian Adams, President and Chief Executive Officer

Date: May 10, 2004	By: /s/ Christopher P. Kiritsy Christopher P. Kiritsy, Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2004	By: /s/ Juan F. Rodriguez Juan F. Rodriguez, Senior Vice President, Controller (Principal Accounting Officer)