Form 10-Q
period 2004-06-30
KOS PHARMACEUTICALS INC
filed 2004-08-09
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_______________________________

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

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2004

Common Stock, par value $.01 per share	37,550,159

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Niaspan® and Advicor® are trademarks of Kos Pharmaceuticals, Inc. Azmacort® is a trademark of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$145,743	$259,958
Trade accounts receivable, net	43,729	39,559
Inventories, net	10,239	6,406
Prepaid expenses and other current assets	7,258	10,123
Current deferred tax asset	30,552	—

Total current assets	237,521	316,046
Fixed Assets, net	16,806	17,841
Long Term Deferred Tax Asset	12,869	—
Intangible Assets	155,848	—
Other Assets	6,201	3,727

Total assets	$429,245	$337,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,054	$7,785
Accrued expenses	67,103	45,406
Advance payment received on license agreement, net of amortized amount	16,792	14,771
Notes Payable to Shareholder	30,000	—
Current portion of capital lease obligations	—	25

Total current liabilities	118,949	67,987

Notes Payable to Shareholder, net of current portion	—	30,000

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 37,489,265 and 36,791,290 shares issued and outstanding as of June 30, 2004 (unaudited) and December 31, 2003, respectively	375	368
Additional paid-in capital	497,567	473,602
Restricted stock grant	(246)	(395)
Accumulated deficit	(187,400)	(233,948)

Total shareholders’ equity	310,296	239,627

Total liabilities and shareholders’ equity	$429,245	$337,614

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues, net	$120,250	$64,851	$214,518	$133,126
Cost of sales	10,187	4,468	16,941	8,710

	110,063	60,383	197,577	124,416

Operating Expenses:
Research and development	19,523	11,838	73,440	23,464
Selling, general and administrative	53,864	35,832	109,040	74,810

Total operating expenses	73,387	47,670	182,480	98,274

Income from operations	36,676	12,713	15,097	26,142

Other (Income) Expense:
Other (income) expense	(3,996)	165	(3,995)	165
Interest income, net	(207)	(95)	(887)	(172)
Interest expense-related party	303	859	606	1,715

Total other (income) expense	(3,900)	929	(4,276)	1,708

Income before provision for income taxes	40,576	11,784	19,373	24,434

Provision for / (Benefit from) income taxes	2,075	628	(27,175)	628

Net income	$38,501	$11,156	$46,548	$23,806

Basic earnings per share of Common Stock	$1.03	$0.53	$1.25	$1.14
Diluted earnings per share of Common Stock.	0.83	0.31	1.00	0.66

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	37,328	21,022	37,129	20,913
Diluted	46,975	39,304	47,384	38,961

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock		Additional	Restricted
			Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Grant	Deficit	Total
Balance at December 31, 2003	36,791	$368	$473,602	$(395)	$(233,948)	$239,627

Common Stock issued to employees under Kos Savings Plan	19	—	806	—	—	806
Issuance of Common Stock to employees under Stock Purchase Plan	57	1	1,118	—	—	1,119
Exercise of stock options	622	6	8,874	—	—	8,880
Compensation expense on restricted stock grant	—	—	—	149	—	149
Tax benefit of stock option exercises	—	—	13,167	—	—	13,167
Net income	—	—	—	—	46,548	46,548

Balance at June 30, 2004	37,489	$375	$497,567	$(246)	$(187,400)	$310,296

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$46,548	$23,806
Adjustments to reconcile net income to net cash provided by operating activities- Depreciation and amortization	5,564	1,426
Provision for inventory obsolescence	839	400
Provision for doubtful accounts	101	—
Loss on disposal of fixed assets	5	164
Deferred income tax benefit	(27,175)	—
Reimbursement recognized under license agreement	(479)	(104)
Common Stock issued to employees under Kos Savings Plan	806	588
Compensation expense on restricted stock grant	149	148
Compensation expense on Common Stock warrants award	—	106
Tax benefit of stock option exercises	13,167	—
Write-off of acquired in-process research and development	38,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,271)	(1,210)
Inventories	2,328	(2,581)
Prepaid expenses and other current assets	2,865	1,570
Deferred tax assets	(16,246)	—
Accounts payable	(2,731)	(136)
Accrued expenses	21,697	3,412
Advance payments from customers	—	(9,129)
Advance payments received on license agreement	2,500	5,797

Net cash provided by operating activities	83,667	24,257

Cash Flows from Investing Activities:
Purchase of intangible assets	(204,450)	—
Capital expenditures and deposits on fixed assets to be acquired	(3,406)	(5,003)

Net cash used in investing activities	(207,856)	(5,003)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,119	1,005
Net proceeds from exercise of stock options	8,880	3,350
Payments of Notes Payable to Shareholder	—	(4,000)
Payments under capital lease obligations	(25)	(28)

Net cash provided by financing activities	9,974	327

Net (decrease) / increase in cash and cash equivalents	(114,215)	19,581
Cash and Cash Equivalents, beginning of period	259,958	19,572

Cash and Cash Equivalents, end of period	$145,743	$39,153

Supplemental Disclosure of Cash Flow Information:
Interest paid	$607	$1,715

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2004, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

2. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46® to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46® was effective for all variable interest entities no later than March 31, 2004, and in the case of certain variable interest entities, was applicable as of earlier dates. The adoption of FIN 46® did not impact the Company’s financial position or results of operations because the Company does not have any variable interest entities or SPE’s.

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

     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most net operating loss carryforwards (“NOLs”) and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets.

     As of June 30, 2004, the Company had deferred tax assets of approximately $80.9 million and a remaining valuation allowance of approximately $37.5 million (which principally represents the portion of the valuation allowance to be utilized to offset estimated “ordinary” income in the current year). Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizabilty of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. For the three months ended June 30, 2004, the provision for income taxes in the accompanying condensed consolidated statement of operations includes a benefit of $14.6 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter. For the six months ended June 30, 2004, the benefit from income taxes in the accompanying condensed consolidated statement of operations includes the reversal of $36.3 million of valuation allowance, of which $21.0 million represents the portion reversed through the effective tax rate and $15.3 million relates to the reversal of valuation allowance on deferred tax assets to be realized through ordinary income in future years. The benefit from income taxes for the six months ended June 30, 2004, also includes a $14.4 million deferred benefit related to the $38.0 million write-off of acquired in-process research and development, as further described in Note 6.

     The Company has approximately $114.3 million of NOLs and $2.6 million of tax credits available at June 30, 2004, to offset future taxable income. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Numerator:
Net income	$38,501	$11,156	$46,548	$23,806
Interest expense from convertible debt	303	859	606	1,715

Diluted net income	$38,804	$12,015	$47,154	$25,521

Denominator:
Basic weighted average number of shares outstanding	37,328	21,022	37,129	20,913
Effect of dilutive securities:
Stock options	3,631	2,099	4,224	1,865
Non-detachable warrants (See Note 9).	6,000	6,000	6,000	6,000
Convertible debt (See Note 9)	—	10,183	—	10,183
Other Common Stock Warrants	16	—	31	—

Diluted weighted average number of shares outstanding	46,975	39,304	47,384	38,961

Basic earnings per share of Common Stock	$1.03	$0.53	$1.25	$1.14
Diluted earnings per share of Common Stock	0.83	0.31	1.00	0.66

     The calculation of weighted average shares outstanding for the three and six months ended June 30, 2004 excludes 3.1 million shares and 2.8 million shares, respectively, of outstanding stock options because their impact is antidilutive. For the three months and six months ended June 30, 2003, all outstanding shares of stock options were included in the calculation of weighted average shares outstanding because their impact was dilutive.

5. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$3,225	$1,775
Work in process	2,398	3,441
Finished goods	4,616	1,190

Total inventories, net	$10,239	$6,406

6. Intangible Assets

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a finished product supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreements”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreements, Kos paid Aventis approximately $204.5 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a CFC-free product that was being developed by Aventis. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed:

	Estimated	Weighted
Component	Value	Average Life
	(in thousands)	(in years)
Developed and Core Technology	$152,818	14
Supply Contract	4,050	5
Trademark	2,341	Indefinite
Other Intangibles	241	5
In-process Research and Development	38,000	N/A
Inventory	7,000	N/A

Total	$204,450

     The $38.0 million value assigned to in-process research and development of the CFC-free product was recorded as a research and development expense in the accompanying condensed consolidated statement of operations during the quarter ended March 31, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording an approximately $14.4 million deferred tax benefit as a result of temporary differences between the book and tax basis of accounting for this write-off.

     Since our interim allocation in the first quarter of 2004, the more significant revisions to our original estimate include developed and core technology ($1.0 million increase), other intangibles ($2.2 million decrease), and inventory ($1.8 million increase). These revisions reflect additional information about the value of the acquired Azmacort assets since the acquisition date. The allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

     Intangible assets consist of the following:

	June 30, 2004
		(in thousands)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed and Core Technology	$152,818	$(3,386)	$149,432
Supply Contract	4,050	(203)	3,847
Other Intangibles	241	(13)	228
Trademarks*	2,341	—	2,341

Total	$159,450	$(3,602)	$155,848

*	Unamortized intangible assets

     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from 5 to 22 years. The Company recorded $3.6 million of amortization expense related to its intangible assets during the three months ended June 30, 2004. Amortization expense of intangible assets is estimated to be $7.2 million for the remainder of 2004 and $14.5 million for each of the fiscal years from 2005 through 2008.

7. Accounting for Product Returns – Impact on Revenue Recognition

     The Company periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its Niaspan® and Advicor® products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

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

8. Advance Payments Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside of the United States, Canada and Japan. Under the terms of this agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments, including $15 million of upfront payments, of which $12.5 million are refundable by Kos if it fails to achieve certain regulatory milestones. The milestone payments are dependent on the achievement of certain regulatory approvals and sales thresholds. Kos will also receive 25% of net sales of the products in the territory, which includes the cost of goods sold. Merck will be responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and the supply and manufacturing of the products.

     Through June 30, 2004, Kos has received $17.5 million in upfront, reimbursement, and milestone payments from Merck. Of this amount, the Company recorded $0.1 million as an offset against research and development expenses for the three months and six months ended June 30, 2004. The majority of these payments, however, are recognized as revenue over the term of the agreement. For the three months and six months ended June 30, 2004, $0.4 million of the $17.5 million in upfront payments was recognized as revenue. Furthermore, during the three months and six months ended June 30, 2004, the Company recorded licensing revenue of $0.1 million related to Merck’s net sales of Niaspan outside of the United States.

9. Notes Payable to Shareholder

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of June 30, 2004. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of June 30, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, as defined below, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

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

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of June 30, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     As of June 30, 2004, all of the Company’s assets were pledged as collateral and it had a remaining borrowing capacity of $50 million under the Additional Standby Facility and the Standby Facility.

     The Company recorded $0.6 million and $1.7 million of interest expense for the six months ended June 30, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net income:
As reported	$38,501	$11,156	$46,548	$23,806
Stock-based employee compensation expense under fair value method	10,277	5,088	17,587	9,755

Pro forma	$28,224	$6,068	$28,961	$14,051

Net income per share:
As reported:
Basic	$1.03	$0.53	$1.25	$1.14
Diluted	0.83	0.31	1.00	0.66
Pro forma:
Basic	$0.76	$0.29	$0.78	$0.67
Diluted	0.62	0.19	0.63	0.43

Number of shares used in calculation:
As reported:
Basic	37,328	21,022	37,129	20,913
Diluted	46,975	39,304	47,384	38,961
Pro forma:
Basic	37,328	21,022	37,129	20,913
Diluted	46,176	37,205	46,590	37,096

11. Trademark Settlement

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court of New Jersey based on Andrx’s use of the trademark Altocor for its cholesterol product. On June 10, 2004, the Company announced that it had settled its trademark infringement lawsuit against Andrx (“the Trademark Settlement”). As part of the Trademark Settlement, Andrx paid Kos $6.0 million, of which $2.0 million was recorded as a reimbursement of operating expenses and $4.0 million was included as other income in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2004. Andrx also agreed, effective August 15, 2004, to discontinue the use of the Altocor trademark for any of its products in order to avoid further confusion between Andrx’s cholesterol product and the Company’s second internally-developed product, Advicor.

12. Related Party Transaction

     Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns on a fully diluted basis approximately 48% of the outstanding equity of Triad Pharmaceuticals, Inc. (“Triad”), a company focused on biotechnology research and development. Christopher P. Kiritsy, currently the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors of Triad as the designee of Mr. Jaharis and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. In 1999, while serving as Director of Business Planning at the Company, a non-executive officer position, and before the Company conducted business with Triad, Mr. Kiritsy acted as advisor to Mr. Jaharis in connection with his initial investment in Triad and received $75,000 from Mr. Jaharis for such services. During 2003, the Company commenced a sponsored research arrangement with Triad, the final terms of which and a related license agreement are still being negotiated. Pursuant to the sponsored research, and in anticipation of the completion of the sponsored research and license agreements, Triad commenced the performance of certain research activities on behalf of the Company. The Company paid $187,000 to Triad in 2003 and $100,000 to Triad in the first quarter of 2004 in connection with the sponsored research. In addition to finalizing the terms of the sponsored research and license agreements, Triad has proposed to the Company a possible equity investment in Triad. The terms of the sponsored research and license agreements and of the proposed investment in Triad are being negotiated through the Audit Committee of the Company’s Board of Directors and, as part of the Audit Committee’s consideration of these transactions, the Committee is considering, among other things, the business and financial implications of such transactions and the Company’s Code of Business Conduct and Code of Ethics for Senior Financial Officers.

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own specialty sales force and co-promotion partner in the U.S. and through its commercialization partners and license arrangements outside of the U.S., Canada and Japan. On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a finished product supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreements”). The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The Company’s products under development directed to cardiovascular disease consist of controlled-release, simple oral dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

     The Company’s current business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages or patient compliance advantages compared with existing formulations of such products.

     The principal elements of Kos’ current business strategy are as follows:

(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing the awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	manage internally the clinical development of its products;

(v)	manufacture its products internally, or where necessary or prudent, using a contract manufacturer;

(vi)	market its products directly through the Company’s specialty sales force, which Kos may supplement with a contract sales organization or other partners; and

(vii)	leverage its core competencies through corporate and academic alliances.

     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan, Advicor, and Azmacort products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $194.9 million for the six months ended June 30, 2004, from $133.1 million for the same period in 2003. This 46.4% increase in Niaspan and Advicor revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2004 period, partially offset by the impact of a change in product return estimates (as described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) in the first quarter of 2003. As mentioned above, the Company began recording Azmacort revenue on

April 1, 2004. Azmacort revenue through June 30, 2004 totaled $19.2 million. Net income for the six months ended June 30, 2004, was $46.5 million compared to net income of $23.8 million for the same period in 2003. The increase, in part, was attributable to a benefit from income taxes of $27.2 million, principally related to the reversal of a portion of the Company’s deferred tax asset valuation allowance and to the deferred income tax benefit associated with a $38.0 million charge related to the Aventis transaction, as more fully described below. The increase in net income was partially offset by the write-off, as research and development expense, of approximately $38.0 million for the value of in-process research and development associated with the asset acquired from Aventis.

     Because Kos’ current business strategy is mostly dependent on the reformulation of existing compounds or the development or acquisition of products with unrealized market potential, the Company’s business could be subject to significant competitive pressures. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor and Azmacort products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through June 30, 2004, the Company had accumulated a deficit from operations of approximately $187.4 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of June 30, 2004, the Company had approximately $114.3 million of net operating loss carryforwards and $2.6 million of tax credits.

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

     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreements, Kos paid Aventis approximately $204.5 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a CFC-free product that was being developed by Aventis. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The purchase price allocation resulted in the recording of intangible assets of approximately $152.8 million for developed and core technology value, of approximately $6.7 million for the value of certain other intangibles, of approximately $7.0 million for the value of inventory, and of approximately $38.0 million for the value of in-process research and development. The approximately $38.0 million value assigned to in-process research and development of the acquired asset was recorded as a research and development expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit as a result of temporary differences between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from five to 22 years. This allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets. The allowances are based upon consideration of a variety of factors, including but not limited to actual return experience by product type, the market for the product, estimated customer inventory levels by product, and other current and projected economic conditions. Actual product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, other allowances incurred, and management’s expectations regarding realizability of intangible and deferred income tax assets are dependent upon future events. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net income in the period in which the change is known. Other than the changes described below associated with the Company’s estimate of its product return exposure during the first quarter of 2003, and the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset, such changes to these estimates have not been material to the Company’s results of operations during the six months ended June 30, 2004 and 2003.

     The Company periodically evaluates the volume of its Niaspan, Advicor, and Azmacort products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for the Niaspan and Advicor products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of its prior period product shipments not recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.47 per share and $0.25 per share, respectively, for the six months ended June 30, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

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

     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any net operating loss carryforwards (“NOLs”) and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets.

     As of June 30, 2004, the Company had deferred tax assets of approximately $80.9 million and a remaining valuation allowance of approximately $37.5 million (which principally represents the portion of the valuation allowance to be utilized to offset estimated “ordinary” income in the current year). Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizabilty of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004, includes the reversal of $36.3 million of valuation allowance, of which $21.0 million represents the portion reversed through the effective tax rate for the period and $15.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the In-process R&D Write-off.

     The Company has approximately $114.3 million of NOLs and $2.6 million of tax credits available at June 30, 2004, to offset future taxable income. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

Three Months Ended June 30, 2004 and 2003

     Revenues increased 85% to $120.3 million in the second quarter of 2004, as compared to $64.9 million in the second quarter of 2003. The revenue increase was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2004 period as compared to the 2003 period. Additionally, the 2004 period includes revenue for the Azmacort product for which commercialization began on April 1, 2004.

     Revenues by product for the second quarter and the respective change over the prior year were as follows:

	Second Quarter
	2004	% of Revenues	2003	% of Revenues	% Change
	(in mils.)		(in mils.)
Niaspan	$74.7	62.0	$50.3	77.5	48.5
Advicor	25.9	21.5	14.6	22.5	77.4
Azmacort	19.2	16.0	—	—	N/A
Other	0.5	0.5	—	—	N/A

	$120.3	100.0	$64.9	100.0	85.4

     Cost of sales increased 128% to $10.2 million (8.5% of net revenue) for the second quarter of 2004, as compared with $4.5 million (6.9% of net revenue) for the prior year period. The increase in cost of sales as a percentage of net revenue during the second quarter of 2004 was primarily related to the change in product mix, including the addition of Azmacort to the Company’s product portfolio on March 31, 2004.

     The Company’s research and development expenses increased 65% to $19.5 million in the second quarter of 2004, as compared with $11.8 million in the prior year period. The higher expenses related primarily to increases of $1.6 million associated with formulation costs for products under development, of $1.4 million principally related to clinical studies, of $1.4 million in personnel and personnel-related costs, and of $1.2 million in meeting and convention fees.

     Selling, general and administrative expenses increased 51% to $53.9 million in the second quarter of 2004, as compared with $35.8 million in the prior year period. Within this category, selling expenses increased 64% to $46.8 million in the second quarter of 2004, from $28.6 million in the comparable 2003 period. The growth in selling expenses was primarily related to increases of $8.6 million in royalty expenses, of $4.1 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products, of $3.6 million of amortization related to the Azmacort purchase, and of $1.6 million in marketing costs primarily resulting from a ramp-up of Azmacort commercialization efforts. General and administrative expenses decreased 1% to $7.1 million in the second quarter of 2004, as compared with $7.2 million in the prior year period. This decrease in general and administrative expenses was primarily related to the impact of a $6.0 million trademark litigation settlement (the “Trademark Settlement”), of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses. The impact of the operating expense reimbursement portion of the Trademark Settlement was partially offset by an increase in personnel and personnel related costs of $1.0 million.

     The Company expects operating expenses to increase during the third quarter of 2004 principally as a result of increased activities related to its clinical trial programs and to the re-launch of Azmacort.

     The Company’s other income increased to $4.0 million, from other expense of $0.2 million for the same period in 2003. The increase was mostly related to the Trademark Settlement, of which $4.0 million was recorded as other income.

     As of June 30, 2004, the Company was subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. During 2003, the Company was also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife until its conversion into Common stock during the fourth quarter of 2003. Interest expense under the Company’s credit facilities totaled $0.3 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings, and to a decrease in the Company’s borrowing rate, which is based on the prime rate.

     The Company’s net income increased 244% to $38.5 million in the second quarter of 2004, as compared with $11.2 million in the same period in 2003.

Six Months Ended June 30, 2004 and 2003

     Revenues increased 61% to $214.5 million in the six months ended June 30, 2004, as compared to $133.1 million in the 2003 period. The revenue increase was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2004 period as compared to the 2003 period. Additionally, the 2004 period includes revenue for the Azmacort product for which commercialization began on April 1, 2004. These increases were partially offset by the change in product return estimates (as described above), which added $11.1 million to 2003 revenue.

     Revenues by product for the six months ended June 30, 2004 and the respective change over the prior year were as follows:

	Six Months Ended June 30,
	2004	% of Revenues	2003	% of Revenues	% Change
	(in mils.)		(in mils.)
Niaspan	$145.2	67.7	$103.3	77.6	40.6
Advicor	49.7	23.2	29.8	22.4	66.8
Azmacort	19.1	8.9	—	—	N/A
Other	0.5	0.2	—	—	N/A

	$214.5	100.0	$133.1	100.0	61.2

     Cost of sales increased 94% to $16.9 million (7.9% of net revenue) for the six months ended June 30, 2004, as compared with $8.7 million (6.5% of net revenue) for the prior year period. The increase in cost of sales as a percentage of net revenue during the six months ended June 30, 2004, was primarily related to the change in product mix, including the addition of Azmacort to the Company’s product portfolio on March 31, 2004.

     The Company’s research and development expenses increased 212% to $73.4 million during the six months ended June 30, 2004, as compared with $23.5 million in the prior period. The higher expenses related primarily to a one-time charge of $38.0 million related to the In-process R&D Write-off, and to increases of $3.8 million principally related to clinical studies, and of $3.0 million in personnel and personnel-related costs.

     Selling, general and administrative expenses increased 46% to $109.0 million in the six months ended June 30, 2004, as compared with $74.8 million in the prior year period. Within this category, selling expenses increased 52% to $92.6 million in the six months ended June 30, 2004, as compared with $60.9 million in the prior year period. The growth in selling expenses was primarily related to increases of $16.4 million in royalty expenses, of $10.6 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products, and of $3.6 million of amortization related to the Azmacort purchase. General and administrative expenses increased 18% to $16.4 million in the six months ended June 30, 2004, as compared with $13.9 million in the prior year period. This increase in general and administrative expenses was primarily related to increases of $2.2 million in personnel and personnel-related cost, and to the Trademark Settlement, of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses. The Trademark Settlement was partially offset by an increase in professional fees of $1.4 million during the period.

     The Company expects operating expenses to increase during the third quarter of 2004 principally as a result of increased activities related to its clinical trial programs and to the re-launch of Azmacort.

     Interest expense under the Company’s credit facilities totaled $0.6 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings, and to a decrease in the Company’s borrowing rate, which is based on the prime rate.

     The Company’s other income increased to $4.0 million, from other expense of $0.2 million for the same period in 2003. The increase was mostly related to the Trademark Settlement, of which $4.0 million was recorded as other income.

     As previously described, the benefit for income taxes in the accompanying consolidated statement of operations for the six months ended June 30, 2004 includes the reversal of $36.3 million of valuation allowance, of which $21.0 million represents the portion reversed through the effective tax rate for the period and $15.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the In-process R&D Write-off.

     The Company’s recorded net income increased 95% to $46.5 million in the six months ended June 30, 2004, as compared with $23.8 million in the prior year period.

Liquidity and Capital Resources

     At June 30, 2004, the Company had cash and cash equivalents of $145.7 million (of which $17.8 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and working capital of $118.6 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and the acquisition of the Azmacort product.

     Net cash provided by operating activities was $83.7 million during the six months ended June 30, 2004, compared to net cash provided by operating activities of $24.3 million during the same period in 2003. The higher net cash provided by operating activities was primarily a result of the increase in net income adjusted for non-cash items, as well as increases in working capital sources of cash. Working capital sources of cash during the six months ended June 30, 2004, primarily included decreases in inventories, prepaid expenses and other current assets, and increases in accrued expenses and other advance payments from customers. These 2004 working capital sources of cash were partially offset by increases in accounts receivable and deferred tax assets.

     Net cash used in investing activities was $207.9 million during the six months ended June 30, 2004, compared to $5.0 million during the same period in 2003. The increase in net cash used in investing activities was primarily a result of the purchase of the Azmacort product for approximately $204.5 million during the six months ended June 30, 2004.

     During the six months ended June 30, 2004, net cash provided by financing activities was $10.0 million, compared to cash provided by financing activities of $0.3 million during the same period in 2003. The increase in 2004 was primarily related to higher exercises of stock options and employee participation in the employee stock purchase plan. In 2003, the $0.3 million provided by financing activities resulted primarily from the exercise of stock options and employee participation in the employee stock purchase plan, offset by repayments of $4.0 million against borrowings previously made under the Standby Facility.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with the Additional Standby Facility expiring on June 30, 2008. In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of June 30, 2004. Borrowings, when outstanding, will bear interest at the prime rate (4.0% as of June 30, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

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

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company through the Standby Facility. Borrowings made under the Standby Facility totaled $30 million as of June 30, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. In addition to including standard and customary loan covenants and conditions, the Standby Facility includes the conditions that the death of lender shall not have occurred, that lender, his spouse and children, and entities they control continue to own at least 40%

of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Standby Facility on a timely basis in the event that Mr. Jaharis does not elect to exercise all or a portion of the non-detachable warrants to purchase shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the warrant exercise price established under the Standby Facility, which is $5.00 per share, through the end of the warrant exercise period, Mr. Jaharis will elect to exercise the warrants available under this facility into shares of Kos Common Stock prior to the end of the warrant exercise period, thereby relieving the Company of the obligation to repay such facility. If such warrant exercise were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its other facility with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Standby Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Standby Facility to the extent that its cash and available credit are insufficient to repay the Standby Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order generate additional capital would require the consent of Mr. Jaharis. It is possible that the Company could seek to extend the maturity date of the Standby Facility or enter into a new financing arrangement with Mr. Jaharis that would replace the Standby Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that Mr. Jaharis will exercise the warrants available under such facility into shares of the Company’s Common Stock.

     As of June 30, 2004, the Company had $50 million of combined remaining borrowing capacity under the Additional Standby Facility and the Standby Facility.

     The Company recorded $0.6 million and $1.7 million of interest expense for the six months ended June 30, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor and Azmacort products, its ability to continue to access its credit facilities, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor and Azmacort, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility and the Standby Facility, and other events – including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require the consent of the Company’s current lender. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with its co-promotion and commercialization partners; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; achieve a successful conclusion to the ongoing litigation with Barr Laboratories, Inc.; commercialize its products outside the United States and the success of its relationship with Merck; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort; meet the conditions necessary to obtain funding under its funding arrangements; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”), the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort product, the growth in sales of the Azmacort product, the ability of Kos to build awareness of Azmacort within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, as well as certain other risks including those set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success depends primarily upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products, which is influenced by the successful integration of the Company’s co-promotion arrangement with Takeda. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the substitution of niacin dietary supplements for its products. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day and at high dosages, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

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

     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the cholesterol market is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, and by the September 2003 release of Crestor, a new, highly powerful statin product, or the imminent introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Vytorin possesses limited potency with respect to increasing HDL cholesterol, the increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the cholesterol market, which could adversely affect demand for Advicor. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Integration and Sales Growth of Azmacort

     There can be no assurance that the Company will be able to profitably manage and integrate the Azmacort product into the Company’s sales and marketing efforts without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that reverses the declining trend in the sales of such product, the failure of the Company to achieve substantial growth in the sales of the Azmacort product, and the failure of the Company to source sufficient quantities of Azmacort from Aventis Pharmaceuticals, Inc. could have a material adverse effect on the Company’s business, operating and financial condition. Moreover, there are many products that are commercially available for the treatment of the respiratory condition addressed by

Azmacort, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos. The primary competitors of the Azmacort product include, among others:

•	Advair and Flovent (GlaxoSmithKline)

•	Aerobid (Forest)

•	Pulmicort (AstraZeneca)

•	Vanceril (Schering-Plough)

•	QVAR (Ivax)

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

     The U.S. Patent and Trademark Office (the “PTO”) has issued U.S. Patent numbers 6,129,930, 6,080,428, 6,406,715, 6,676,967 and 6,746,691 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

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

     From January 21 through February 23, 2004, the Company received numerous notices from Barr that it had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the ‘967 patent. On March 26, 2004, the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004 Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringement. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the

‘145, ‘181, ‘428, ‘715 and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181, ‘428 and ‘930 patents are not infringed. The fourth case was consolidated with the first three on May 10, 2004.

     There can be no assurance that the Company will be successful in defending its patents in the Barr litigation. If the Company is not successful in defending its patents, Barr and other competitors may be able to produce and market generic versions of its Niaspan products, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business and financial results. The Company is unable to estimate the economic impact if it is not successful in defending its patents.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. An Order denying the Motion for Preliminary Injunction was entered on September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. On May 24, 2004 the Third Circuit reversed the District Court’s denial of Kos’ Motion for Preliminary Injunction and directed the U.S. District Court for the District of New Jersey to enter a Preliminary Injunction enjoining Andrx from using the mark Altocor. On June 10, 2004 the District Court entered a Consent Judgment permanently enjoining Andrx from using the mark Altocor effective August 15, 2004. The same day, the District Court dismissed the trademark infringement lawsuit. In addition, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Andrx made a one time settlement payment of $6.0 million to Kos.

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

Manufacturing

     On December 29, 2003, the FDA issued a warning letter to the Company related to a routine, unannounced inspection of the Company’s principal manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company now has remedied these deficiencies and has regained its FDA cGMP compliance status.

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

Limited Manufacturing Experience; Risk of Scale-Up

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey, that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both the U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health

Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.

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

     The Company will rely on Aventis Pharmaceuticals, Inc. to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company will rely solely on Aventis Pharmaceuticals, Inc. to supply the Company with the Azmacort product, and the Company cannot provide any assurances that Aventis Pharmaceuticals, Inc. will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort products to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Aventis or Aventis’ suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Aventis Pharmaceuticals, Inc. may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Aventis Pharmaceuticals, Inc. and its suppliers for the manufacture and supply of the finished Azmacort products, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future. Any interruption of supply, for any reason, of the finished Azmacort product to the Company would have a material adverse effect on the Company’s financial condition and results of operations.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At June 30, 2004, the Company had $30 million of variable rate indebtedness bearing interest at the prime rate (4.0% at June 30, 2004).

Item 4 —	Controls and Procedures.

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

     As of June 30, 2004 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.

     Although the Company has not identified any material weakness or condition in its disclosure controls and procedures that would cause it to consider them ineffective for their intended purpose, the Company has determined that a related party transaction involving an immaterial amount in relation to the Company’s overall research and development budget was not disclosed in certain of the Company’s filings with the Securities and Exchange Commission. The transaction involved a sponsored research arrangement with Triad Pharmaceuticals, Inc. (“Triad”) that commenced during 2003. The final terms of the sponsored research arrangement and a related license agreement are still being negotiated. Pursuant to the sponsored research arrangement, and in anticipation of the completion of the sponsored research and license agreements, Triad commenced the performance of certain research activities on behalf of the Company. The Company paid $187,000 to Triad in the fourth quarter of 2003 and $100,000 to Triad in the first quarter of 2004 in connection with the sponsored research. In addition to finalizing the terms of the sponsored research and license agreement, Triad has proposed to the Company a possible equity investment in Triad. Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns approximately 48% of the outstanding equity of Triad on a fully diluted basis. Christopher P. Kiritsy, currently the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors of Triad as the designee of Mr. Jaharis and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. In 1999, while serving as Director of Business Planning at the Company, a non-executive officer position, and before the Company conducted business with Triad, Mr. Kiritsy acted as advisor to Mr. Jaharis in connection with his initial investment in Triad and received $75,000 from Mr. Jaharis for such services. The terms of the sponsored research and license agreement and of the proposed investment in Triad are being negotiated through the Audit Committee of the Company’s Board of Directors and, as part of the Audit Committee’s consideration of the these transactions, the Committee is considering, among other things, the business and financial implications of such transactions and the Company’s Code of Business Conduct and Code of Ethics for Senior Financial Officers.

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

     From January 21 through February 23, 2004 the Company received numerous notices from Barr that it had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the ‘967 patent. On March 26, 2004 the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004 Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringement. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the’145, ‘181, ‘428, ‘715 and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181, ‘428 and ‘930 patents are not infringed. The fourth case was consolidated with the first three on May 10, 2004.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. On May 24, 2004 the Third Circuit reversed the District Court’s denial of Kos’ Motion for Preliminary Injunction and directed the U.S. District Court for the District of New Jersey to enter a Preliminary Injunction enjoining Andrx from using the mark Altocor. On June 10, the District Court entered a Consent Judgment permanently enjoining Andrx from using the mark Altocor effective August 15, 2004. The same day, the District Court dismissed the trademark infringement lawsuit. In addition, as more fully described elsewhere in this Form 10-Q filing, Andrx made a one-time settlement payment of $6.0 million to Kos.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

Item 4 —	Submission of Matters to a Vote of Security Holders

     On April 29, 2004, the Company held its 2004 Annual Meeting of Shareholders in Miami, Florida. Only holders of record of Common Stock on March 1, 2004 (the “Record Date”) were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 36,956,790 shares of Common Stock outstanding.

     The following matters were submitted for a vote by security holders:

Proposal 1:	To elect nine directors of the Company to serve until the 2005 Annual Meeting of Shareholders and until their successors have been elected and qualified.

     Set forth below is information regarding the shares of Common Stock voted in the election of the ten directors.

Name	For	Against	Withheld
Michael Jaharis	27,738,006	—	5,528,307
Daniel M. Bell	27,699,700	—	5,566,613
Adrian Adams	27,705,145	—	5,561,168
Robert E. Baldini	27,699,299	—	5,597,014
John Brademas	32,093,563	—	1,172,750
Steven Jaharis	31,275,863	—	1,990,450
Nicolaos E. Madias	31,614,393	—	1,651,920
Mark Novitch	31,614,681	—	1,651,632
Frederick B. Whittemore	31,614,806	—	1,651,507

Proposal 2:	To ratify and approve an amendment to the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan to increase from 12,000,000 to 17,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder.

     Set forth below is information regarding the shares of Common Stock voted to ratify and approve the amendment to the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

Votes FOR	20,077,687
Votes AGAINST	8,361,450
Votes WITHHELD	1,060

Proposal 3:	To ratify the appointment of Ernst & Young, LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2004.

     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Ernst & Young, LLP as independent certified public accountants.

Votes FOR	33,229,118
Votes AGAINST	29,701
Votes WITHHELD	7,494

Item 5 —	Other Information

Certain Relationships and Related Transactions

     Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns on a fully diluted basis approximately 48% of the outstanding equity of Triad Pharmaceuticals, Inc. (“Triad”), a company focused on biotechnology research and development. Christopher P. Kiritsy, currently the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors of Triad as the designee of Mr. Jaharis and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. In 1999, while serving as Director of Business Planning at the Company, a non-executive officer position, and before the Company conducted business with Triad, Mr. Kiritsy acted as advisor to Mr. Jaharis in connection with his initial investment in Triad and received $75,000 from Mr. Jaharis for such services. During 2003, the Company commenced a sponsored research arrangement with Triad, the final terms of which and a related license agreement are still being negotiated. Pursuant to the sponsored research, and in anticipation of the completion of the sponsored research and license agreements, Triad commenced the performance of certain research activities on behalf of the Company. The Company paid $187,000 to Triad in 2003 and $100,000 to Triad in the first quarter of 2004 in connection with the sponsored research. In addition to finalizing the terms of the sponsored research and license agreements, Triad has proposed to the Company a possible equity investment in Triad. The terms of the sponsored research and license agreements and of the proposed investment in Triad are being negotiated through the Audit Committee of the Company’s Board of Directors and, as part of the Audit Committee’s consideration of these transactions, the Committee is considering, among other things, the business and financial implications of such transactions and the Company’s Code of Business Conduct and Code of Ethics for Senior Financial Officers.

Item 6 —	Exhibits and Reports on Form 8-K

     (a) Exhibits:

2.1*+	Product Acquisition between Kos Life Sciences, Inc. and Aventis Pharmaceuticals Holdings, Inc., dated March 5, 2004.

2.2*+	Supply Agreement between Kos Pharmaceuticals, Inc. and Aventis Pharmaceuticals, Inc., dated March 5, 2004.

3.1**	Amended and Restated Articles of Incorporation of the Company.

3.2**	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2***	Form of Common Stock certificate of the Company.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

The Company filed a report on Form 8-K on April 1, 2004, reporting in Item 2 therein that it had acquired the global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol product from Aventis Pharmaceuticals Holdings Inc. upon the terms and conditions set forth in the Product Acquisition Agreement with Aventis Pharmaceuticals Holdings, Inc. dated March 5, 2004, and the Supply Agreement with Aventis Pharmaceuticals, Inc. dated March 5, 2004.

The Company filed a report on Form 8-K on May 4, 2004, reporting in Item 7 therein the issuance of a press release by the Company on May 4, 2004.

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

KOS PHARMACEUTICALS, INC.
Date: August 9, 2004	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer

Date: August 9, 2004	By:	/s/ Christopher P. Kiritsy
Christopher P. Kiritsy, Senior
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004	By:	/s/ Juan F. Rodriguez
Juan F. Rodriguez, Senior Vice President,
Controller, Corporate Administration (Principal Accounting Officer)