Form 10-Q
period 2004-09-30
KOS PHARMACEUTICALS INC
filed 2004-11-09
CIK 1018952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑   No    ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐   No    ☐

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2004

Common Stock, par value $.01 per share	39,832,844

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Niaspan® and Advicor® are registered trademarks of Kos Pharmaceuticals, Inc. Azmacort® is a trademark of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$197,782	$259,958
Trade accounts receivable, net	56,496	39,559
Inventories, net	8,777	6,406
Prepaid expenses and other current assets	16,106	10,123
Current deferred tax asset	31,404	—

Total current assets	310,565	316,046
Fixed Assets, net	23,545	17,841
Long Term Deferred Tax Asset	13,199	—
Intangible Assets, net	153,740	—
Other Assets	3,300	3,727

Total assets	$504,349	$337,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,484	$7,785
Accrued expenses	87,191	45,406
Advance payment received on license agreement, net of amortized amount	16,376	14,771
Note payable to shareholder	30,000	—
Current portion of capital lease obligations	130	25

Total current liabilities	138,181	67,987

Note Payable to Shareholder, net of current portion	—	30,000
Capital Lease Obligations, net of current portion	242	—

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 37,808,136 and 36,791,290 shares issued and outstanding as of September 30, 2004 (unaudited) and December 31, 2003, respectively	378	368
Additional paid-in capital	510,372	473,602
Restricted stock grant	(170)	(395)
Accumulated deficit	(144,654)	(233,948)

Total shareholders’ equity	365,926	239,627

Total liabilities and shareholders’ equity	$504,349	$337,614

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues, net	$131,876	$73,506	$346,394	$206,632
Cost of sales	9,561	5,144	26,502	13,854

	122,315	68,362	319,892	192,778

Operating Expenses:
Research and development	17,148	12,384	90,588	35,847
Selling, general and administrative	60,383	39,790	169,423	114,600

Total operating expenses	77,531	52,174	260,011	150,447

Income from operations	44,784	16,188	59,881	42,331

Other (Income) Expense:
Other (income) expense	25	—	(3,970)	166
Interest income, net	(550)	(125)	(1,437)	(297)
Interest expense-related party	339	818	945	2,533
Interest expense, other	67	—	67	—

Total other (income) expense	(119)	693	(4,395)	2,402

Income before provision for income taxes	44,903	15,495	64,276	39,929
Provision for / (Benefit from) income taxes	2,157	789	(25,018)	1,417

Net income	$42,746	$14,706	$89,294	$38,512

Basic earnings per share of Common Stock	$1.14	$0.68	$2.39	$1.82
Diluted earnings per share of Common Stock	0.94	0.37	1.97	1.03

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	37,614	21,590	37,292	21,141
Diluted	45,667	41,775	45,728	39,903

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock		Additional Paid in	Restricted Stock	Accumulated
	Shares	Amount	Capital	Grant	Deficit	Total
Balance at December 31, 2003	36,791	$368	$473,602	$(395)	$(233,948)	$239,627
Common Stock issued to employees under Kos Savings Plan	30	—	1,165	—	—	1,165
Issuance of Common Stock to employees under Stock Purchase Plan	111	1	2,632	—	—	2,633
Exercise of stock options	876	9	12,285	—	—	12,294
Compensation expense on restricted stock grant	—	—	—	225	—	225
Tax benefit of stock option exercises	—	—	20,688	—	—	20,688
Net income	—	—	—	—	89,294	89,294

Balance at September 30, 2004	37,808	$378	$510,372	$(170)	$(144,654)	$365,926

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$89,294	$38,512
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	10,383	2,331
Provision for inventory obsolescence	977	867
Provision for doubtful accounts	101	50
Loss on disposal of fixed assets	9	166
Deferred income tax benefit	(25,018)	—
Reimbursement recognized under license agreement	(895)	(167)
Common Stock issued to employees under Kos Savings Plan	1,165	844
Compensation expense on restricted stock grant	225	224
Compensation expense on Common Stock warrants award	—	1,266
Tax benefit of stock option exercises	20,688	763
Write-off of acquired in-process research and development	38,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(17,038)	(2,586)
Inventories	3,652	(1,981)
Prepaid expenses and other current assets	(5,983)	1,393
Deferred tax assets	(19,585)	—
Accounts payable	(3,301)	308
Accrued expenses	41,785	6,437
Advance payments from customers	—	(9,129)
Advance payments received on license agreement	2,500	5,797

Net cash provided by operating activities	136,959	45,095

Cash Flows from Investing Activities:
Product acquisition	(206,061)	(13,738)
Capital expenditures and deposits on fixed assets to be acquired	(7,944)	(7,672)

Net cash used in investing activities	(214,005)	(21,410)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	2,633	1,983
Net proceeds from exercise of stock options	12,294	10,240
Payments of Notes Payable to Shareholder	—	(4,000)
Payments under capital lease obligations	(57)	(42)

Net cash provided by financing activities	14,870	8,181

Net (decrease) / increase in cash and cash equivalents	(62,176)	31,866
Cash and Cash Equivalents, beginning of period	259,958	19,572

Cash and Cash Equivalents, end of period	$197,782	$51,438

Supplemental Disclosure of Cash Flow Information:
Interest paid	$898	$2,533
Supplemental Disclosure of Non-cash Information:
Acquisition of equipment under capital lease obligations	$404	$—

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine-month period ended September 30, 2004, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2004. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

2. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46® to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity (as defined) to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46® was effective for all variable interest entities no later than March 31, 2004, and in the case of certain variable interest entities, was applicable as of earlier dates. The adoption of FIN 46® did not impact the Company’s financial position or results of operations because the Company does not have any variable interest entities or SPE’s.

     In October 2004, the FASB announced that Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment"(“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS 123R would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on its consolidated financial position and results of operations.

3. Income Taxes

     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

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

     As of September 30, 2004, the Company had deferred tax assets of approximately $70.8 million and a remaining valuation allowance of approximately $26.2 million (which principally represents the portion of the valuation allowance to be utilized to offset estimated “ordinary” income during the remainder of the current year). Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. For the three months ended September 30, 2004, the provision for income taxes in the accompanying condensed consolidated statement of operations includes a benefit of $14.9 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter. For the nine months ended September 30, 2004, the benefit from income taxes in the accompanying condensed consolidated statement of operations includes the reversal of $51.3 million of valuation allowance, of which $44.0 million represents the portion reversed through the effective tax rate and $7.3 million relates to the reversal of valuation allowance on deferred tax assets to be realized through ordinary income in future years. The benefit from income taxes for the nine months ended September 30, 2004, also includes a $14.4 million deferred benefit related to the $38.0 million write-off of acquired in-process research and development, as further described in Note 6.

     The Company has approximately $74.5 million of NOLs and $3.3 million of tax credits available at September 30, 2004, to offset future taxable income. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Numerator:
Net income	$42,746	$14,706	$89,294	$38,512
Interest expense from convertible debt	339	818	945	2,533

Diluted net income	$43,085	$15,524	$90,239	$41,045

Denominator:
Basic weighted average number of shares outstanding	37,614	21,590	37,292	21,141
Effect of dilutive securities:
Stock options	2,046	3,999	2,413	2,578
Non-detachable warrants (See Note 10)	6,000	6,000	6,000	6,000
Convertible debt (See Note 10)	—	10,183	—	10,183
Other Common Stock Warrants	7	3	23	1

Diluted weighted average number of shares outstanding	45,667	41,775	45,728	39,903

Basic earnings per share of Common Stock	$1.14	$0.68	$2.39	$1.82
Diluted earnings per share of Common Stock	0.94	0.37	1.97	1.03

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Stock options	3,202	32	2,958	2,334
Other Common Stock warrants	—	—	—	100

Total	3,202	32	2,958	2,434

5. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$1,257	$1,775
Work in process	3,208	3,441
Finished goods	4,312	1,190

Total inventories, net	$8,777	$6,406

6. Product Acquisition and Intangible Assets

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a finished product supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreements”). Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a CFC-free product that was being developed by Aventis. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed:

Component	Estimated Value	Weighted Average Life
	(in thousands)	(in years)
Developed and Core Technology	$154,429	10
Supply Contract	4,050	5
Trademark	2,341	Indefinite
Other Intangibles	241	5
In-process Research and Development	38,000	N/A
Inventory	7,000	N/A

Total	$206,061

     The $38.0 million value assigned to in-process research and development of the CFC-free product was recorded as a research and development expense in the accompanying condensed consolidated statement of operations during the quarter ended March 31, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording an approximately $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.

     Since our interim allocation in the second quarter of 2004, a revision to our original estimate increased the developed and core technology component of the purchase price allocation by $1.6 million. This revision reflects additional information about the value of the acquired Azmacort assets since the acquisition date. The allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

     Intangible assets consist of the following:

	September 30, 2004
		(in thousands)
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Carrying
Developed and Core Technology	$154,429	$(6,891)	$147,538
Supply Contract	4,050	(405)	3,645
Other Intangibles	241	(25)	216
Trademarks*	2,341	—	2,341

Total	$161,061	$(7,321)	$153,740

*Indefinite-lived intangible assets

     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from 5 to 22 years. The Company recorded $3.7 million and $7.3 million of amortization expense related to its intangible assets during the three months and nine months ended September 30, 2004, respectively. Amortization expense of intangible assets is estimated to be $3.7 million for the remainder of 2004, $14.6 million for each of the fiscal years from 2005 through 2008, and $14.0 million for 2009.

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

     Through September 30, 2004, Kos has received $17.5 million in upfront, reimbursement, and milestone payments from Merck. Of this amount, the Company recorded $0.1 million and $0.2 million as an offset against research and development expenses for the three months and nine months ended September 30, 2004, respectively. The majority of these payments, however, are recognized as revenue over the term of the agreement. During the three months and nine months ended September 30, 2004, the Company recognized $0.4 million and $0.9 million, respectively, related to the revenue recognition of upfront and milestone payments and to licensing revenue associated with its international commercialization agreement with Merck.

9. Accrued Expenses

     The components of accrued expenses are as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
Managed care rebates and chargebacks	$40,781	$18,190
Employee commissions and bonuses	10,575	8,009
Royalties	11,457	2,875
Employee vacations	3,207	2,690
All other	21,171	13,642

Total accrued expenses	$87,191	$45,406

10. Notes Payable to Shareholder

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with a new facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of September 30, 2004. Borrowings, when outstanding, will bear interest at the prime rate (4.75% as of September 30, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, as defined below, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

     On September 1, 1999, the Company formally agreed to the terms of a $50-million funding arrangement initially entered into with Mr. Jaharis on October 7, 1998 (the “Supplemental Credit

Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controlled. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, in connection with an equity offering of the Company’s Common Stock pursuant to an effective shelf registration statement, the Limited Partnership controlled by Mrs. Jaharis exercised its right to convert $6,137,500 of borrowings outstanding under the Supplemental Credit Facility into 1,250,000 shares of the Company’s Common Stock. Those shares were then sold by the Limited Partnership as part of the equity offering. The Company did not receive any proceeds from such sale by the Limited Partnership controlled by Mrs. Jaharis. On December 31, 2003, all then outstanding borrowings under the Supplemental Credit Facility, which totaled $43,862,500 and bore interest at the prime rate, were converted into shares of the Company’s Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $30 million as of September 30, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility, including the condition that the death of lender shall not have occurred. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company. See Note 14 for additional information related to the Standby Facility.

     As of September 30, 2004, all of the Company’s assets were pledged as collateral for the Company’s remaining credit facilities with Mr. Jaharis. As of such date, the Company had a remaining borrowing capacity of $50 million under the Additional Standby Facility and the Standby Facility.

     The Company recorded $0.9 million and $2.5 million of interest expense for the nine months ended September 30, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

11. Compensation Cost for Stock Options Issued to Employees

     As permitted by SFAS No. 148, “Accounting for Stock-Based Payment” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net income:
As reported	$42,746	$14,706	$89,294	$38,512
Stock-based employee compensation expense under fair value method	6,111	5,338	16,714	15,105

Pro forma	$36,635	$9,368	$72,580	$23,407

Net income per share:
As reported:
Basic	$1.14	$0.68	$2.39	$1.82
Diluted	0.94	0.37	1.97	1.03
Pro forma:
Basic	$0.97	$0.43	$1.95	$1.11
Diluted	0.82	0.25	1.63	0.68

Number of shares used in calculation:
As reported:
Basic	37,614	21,590	37,292	21,141
Diluted	45,667	41,775	45,728	39,903
Pro forma:
Basic	37,614	21,590	37,292	21,141
Diluted	44,953	40,413	44,981	38,201

12. Trademark Settlement

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (collectively, “Andrx”) in the U.S. District Court of New Jersey based on Andrx’s use of the trademark Altocor for its cholesterol product. On June 10, 2004, the Company announced that it had settled its trademark infringement lawsuit against Andrx (“the Trademark Settlement”). As part of the Trademark Settlement, Andrx paid Kos $6.0 million, of which $2.0 million was recorded as a reimbursement of operating expenses and $4.0 million was included as other income in the accompanying consolidated statements of operations for the nine months ended September 30, 2004. Andrx also agreed, effective August 15, 2004, to discontinue the use of the Altocor trademark for any of its products in order to avoid further confusion between Andrx’s cholesterol product and the Company’s internally-developed product, Advicor.

13. Related Party Transaction

     Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns on a fully diluted basis approximately 48% of the outstanding equity of Triad Pharmaceuticals, Inc. (“Triad”), a company focused on biotechnology research and development. Christopher P. Kiritsy, currently the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors of Triad as the designee of Mr. Jaharis and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. In 1999, while serving as Director of Business Planning at the Company, a non-executive officer position, and before the Company conducted business with Triad, Mr. Kiritsy acted as advisor to Mr. Jaharis in connection with his initial investment in Triad and received $75,000 from Mr. Jaharis for such services. During 2003, the Company commenced a sponsored research arrangement with Triad with a focus on the development of new compounds for treating HDL cholesterol. Pursuant to the sponsored research arrangement, and in anticipation of the completion of the sponsored research and license agreements, Triad commenced the performance of certain research activities on behalf of the Company. The Company paid $187,000 to Triad in 2003 and $100,000 to Triad in the first quarter of 2004 in connection with the sponsored research. The Company has substantially completed its consideration of the previously disclosed sponsored research and license agreements and of the proposed investment in Triad.

14. Subsequent Event

     On October 13, 2004, Mr. Jaharis exercised warrants under the Standby Facility to purchase 2,000,000 shares of the Company’s Common Stock at $5.00 per share. In connection with this exercise of warrants, the outstanding principal amount of the Company’s Standby Facility was reduced to $20 million.

     On October 21, 2004, with respect to the Triad transaction described in Note 13, the Company’s Board of Directors ratified the actions of the Audit Committee which (i) waived the application of the Company’s Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers (the “Codes”) to Mr. Kiritsy, who has served on the Triad Board of Directors as the designee of Mr. Jaharis since 1999, and to Mr. Jaharis with respect to the transactions with Triad, (ii) waived the application of the Codes to the extent that they would prohibit Mr. Kiritsy’s continued service as a director of Triad (subject to re-evaluation every six months), and (iii) waived the application of the Codes with respect to employees or directors of the Company, who are designated to serve as the Company’s representatives on the Board of Directors of Triad.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own specialty sales force and co-promotion partner in the U.S. and through its commercialization partner and license arrangements outside of the U.S., Canada and Japan. On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. and a finished product supply agreement with Aventis Pharmaceuticals Inc. (collectively “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise (collectively the “Aventis Agreements”). The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The Company’s cardiovascular products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

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

(vi)	market its products directly through the Company’s specialty sales forces, which Kos may supplement with a contract sales organization or other partners and through co-promotion and other strategic alliances to extend the marketing reach of the Company to new patients; and

(vii)	leverage its core competencies through corporate and academic alliances.

     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan, Advicor, and Azmacort products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $304.7 million for the nine months ended September 30, 2004, from $206.6 million for the same period in 2003. This 47.5% increase in Niaspan and Advicor revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2004 period, partially offset by the impact of a change in product return estimates (as described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) in the first quarter of 2003. As mentioned above, the Company began recording Azmacort revenue on April 1, 2004. Azmacort revenue through September 30, 2004 totaled $40.8 million. Net income for the nine months ended September 30, 2004, was $89.3 million compared to net income of $38.5 million for the same period in 2003. The increase, in part, was attributable to a net benefit from income taxes of $25.0 million, principally related to the reversal of the majority of the Company’s deferred tax asset valuation allowance and to the deferred income tax benefit associated with a $38.0 million charge related to the Aventis transaction, as more fully described below. The increase in net income was partially offset by the write-off, as a research and development expense, of approximately $38.0 million for the value of in-process research and development associated with the asset acquired from Aventis, as more fully described below.

     Because Kos’ current business strategy is mostly dependent on the reformulation of existing compounds or the development or acquisition of products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular and respiratory treatments. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor and Azmacort products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through September 30, 2004, the Company had accumulated a net deficit from operations of approximately $144.7 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of September 30, 2004, the Company had approximately $74.5 million of net operating loss carryforwards and $3.3 million of tax credits.

     On July 28, 1997, Kos received clearance from the Food and Drug Administration (“FDA”) to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. Kos currently markets the Niaspan product directly to specialist and primary care physicians within the cardiovascular market who specialize in treating patients with coronary heart disease and who are among the leading prescribers of lipid-altering medications.

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

     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of a CFC-free version of the product in development. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years from the date of the Azmacort acquisition. The purchase price allocation resulted in the recording of intangible assets of approximately $154.4 million for developed and core technology value, of approximately $6.7 million for the value of certain other intangibles, of approximately $7.0 million for the value of inventory, and of approximately $38.0 million for the value of in-process research and development. The approximately $38.0 million value assigned to in-process research and development of the acquired asset was recorded as a research and development expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from five to 22 years. This allocation of purchase price and lives of the respective intangible assets are subject to change based on receipt of final information regarding the values and lives of the assets acquired.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets. The allowances are based upon consideration of a variety of factors, including but not limited to actual return experience by product type, the market for the product, estimated customer inventory levels by product, and other current and projected economic conditions. Actual product returns, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, other allowances incurred, and management’s expectations regarding realizability of intangible and deferred income tax assets are dependent upon future events. The Company’s management periodically reviews these policies and estimates, the effect of which is reflected as a component of net income in the period in which the change is known. Other than the changes described below associated with the Company’s estimate of its product return exposure during the first quarter of 2003, and the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset, such changes to these estimates have not been material to the Company’s results of operations during the nine months ended September 30, 2004 and 2003.

     The Company periodically evaluates the volume of its Niaspan, Advicor, and Azmacort products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its internally-developed products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for the Niaspan and Advicor products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of its prior period product shipments not recognized as revenue because of its previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.47 per share and $0.25 per share, respectively, for the nine months ended September 30, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

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

     As of September 30, 2004, the Company had deferred tax assets of approximately $70.8 million and a remaining valuation allowance of approximately $26.2 million (which principally represents the portion of the valuation allowance to be utilized to offset estimated “ordinary” income during the remainder of the current year). Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizabilty of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004, includes the reversal of $51.3 million of valuation allowance, of which $44.0 million represents the portion reversed through the effective tax rate for the period and $7.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the In-process R&D Write-off.

     The Company has approximately $74.5 million of NOLs and $3.3 million of tax credits available at September 30, 2004, to offset future taxable income. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

Three Months Ended September 30, 2004 and 2003

     Revenues increased 79% to $131.9 million in the third quarter of 2004, as compared to $73.5 million in the third quarter of 2003. The revenue increase was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2004 period as compared to the 2003 period. Additionally, the 2004 period includes revenue for the Azmacort product, for which commercialization by Kos began on April 1, 2004.

     Revenues by product for the third quarter and the respective change over the prior year period were as follows:

	Third Quarter
		% of		% of	%
	2004	Revenues	2003	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$82.0	62.2	$56.4	76.7	45.4
Advicor	27.9	21.1	17.1	23.3	63.2
Azmacort	21.6	16.4	—	—	N/A
Other	0.4	0.3	—	—	N/A

	$131.9	100.0	$73.5	100.0	79.4

     Cost of sales increased 86% to $9.6 million (7.3% of net revenue) for the third quarter of 2004, as compared with $5.1 million (7.0% of net revenue) for the prior year period. The increase in cost of sales as a percentage of net revenue during the third quarter of 2004 was primarily related to changes in product mix, including the addition of Azmacort to the Company’s product portfolio on March 31, 2004.

     The Company’s research and development expenses increased 38% to $17.1 million in the third quarter of 2004, as compared with $12.4 million in the prior year period. The higher expenses related primarily to increases of $1.8 million in personnel and personnel-related costs, of $1.2 million related to clinical studies, and of $0.8 million in research grants.

     Selling, general and administrative expenses increased 52% to $60.4 million in the third quarter of 2004, as compared with $39.8 million in the prior year period. Within this category, selling expenses increased 65% to $49.7 million in the third quarter of 2004, from $30.1 million in the comparable 2003 period. The growth in selling expenses was primarily related to increases of $9.8 million in royalty expenses, of $5.4 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products, and of $3.7 million of amortization related to the Azmacort purchase. General and administrative expenses increased 10% to $10.7 million in the third quarter of 2004, as compared with $9.7 million in the prior year period. This increase in general and administrative expenses was primarily related to increases of $0.2 million in personnel and personnel related costs, of $0.1 million in professional fees, and of $0.7 million resulting from the increased operating activities of the Company.

     The Company expects operating expenses to increase during the fourth quarter of 2004 principally as a result of increased royalties and ramp-up in clinical trial programs.

     As of September 30, 2004, the Company was subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. During 2003, the Company was also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife until its conversion into Common Stock during the fourth quarter of 2003. Interest expense under the Company’s credit facilities totaled $0.3 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.

     The Company’s net income increased 191% to $42.7 million in the third quarter of 2004, as compared with $14.7 million in the same period in 2003.

Nine Months Ended September 30, 2004 and 2003

     Revenues increased 68% to $346.4 million in the nine months ended September 30, 2004, as compared to $206.6 million in the 2003 period. The revenue increase was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2004 period as compared to the 2003 period. Additionally, the 2004 period includes revenue for the Azmacort product, for which commercialization began on April 1, 2004. These increases were partially offset by the change in product return estimates (as described above), which added $11.1 million to 2003 revenue.

     Revenues by product for the nine months ended September 30, 2004 and the respective change over the prior year period were as follows:

	Nine Months Ended September 30,
		% of		% of	%
	2004	Revenues	2003	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$227.1	65.6	$159.7	77.3	42.2
Advicor	77.6	22.4	46.9	22.7	65.5
Azmacort	40.8	11.8	—	—	N/A
Other	0.9	0.2	—	—	N/A

	$346.4	100.0	$206.6	100.0	67.7

     Cost of sales increased 91% to $26.5 million (7.7% of net revenue) for the nine months ended September 30, 2004, as compared with $13.9 million (6.7% of net revenue) for the prior year period. The increase in cost of sales as a percentage of net revenue during the nine months ended September 30, 2004, was primarily related to changes in product mix, including the addition of Azmacort to the Company’s product portfolio on March 31, 2004.

     The Company’s research and development expenses increased 153% to $90.6 million during the nine months ended September 30, 2004, as compared with $35.8 million in the prior period. The higher expenses related primarily to a one-time charge of $38.0 million related to the In-process R&D Write-off, and to increases of $5.8 million related to clinical studies, of $4.7 million in personnel and personnel-related costs, of $1.3 million in consulting fees mostly associated with activities directed at obtaining regulatory approval for the Company’s Niaspan and Advicor products in European markets, and of $1.8 million in medical educational programs in support of the Company’s products.

     Selling, general and administrative expenses increased 48% to $169.4 million in the nine months ended September 30, 2004, as compared with $114.6 million in the prior year period. Within this category, selling expenses increased 56% to $142.3 million in the nine months ended September 30, 2004, as compared with $91.0 million in the prior year period. The growth in selling expenses was primarily related to increases of $26.2 million in royalty expenses, of $16.0 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products, and of $7.3 million of amortization related to the Azmacort purchase. General and administrative expenses increased 15% to $27.1 million in the nine months ended September 30, 2004, as compared with $23.6 million in the prior year period. This increase in general and administrative expenses was primarily related to increases of $2.4 million in personnel and personnel-related costs, of $1.4 million in professional fees and of $1.7 million resulting from the increased operating activities of the Company. The increases were partially offset by the impact of a $6.0 million trademark litigation settlement with Andrx Corporation and Andrx Laboratories, Inc. (the “Trademark Settlement”), of which $2.0 million representing a reimbursement of legal costs, was recorded as an offset to general and administrative expenses.

     The Company expects operating expenses to increase during the fourth quarter of 2004 principally as a result of increased royalties and ramp-up in clinical trial programs.

     Interest expense under the Company’s credit facilities totaled $0.9 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.

     The Company’s other income increased to $4.0 million, from other expense of $0.2 million for the same period in 2003. The increase was mostly related to the Trademark Settlement, of which $4.0 million was recorded as other income.

     As previously described, the benefit for income taxes in the accompanying consolidated statement of operations for the nine months ended September 30, 2004 includes the reversal of $51.3 million of valuation allowance, of which $44.0 million represents the portion reversed through the effective tax rate for the period and $7.3 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred tax benefit related to the In-process R&D Write-off.

     The Company’s recorded net income increased 132% to $89.3 million in the nine months ended September 30, 2004, as compared with $38.5 million in the prior year period.

Liquidity and Capital Resources

     At September 30, 2004, the Company had cash and cash equivalents of $197.8 million (of which $17.8 million was pledged as collateral for the Company’s letters of credit facility with a major institutional bank) and working capital of $172.4 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and the acquisition of the Azmacort product.

     Net cash provided by operating activities was $137.0 million during the nine months ended September 30, 2004, compared to net cash provided by operating activities of $45.1 million during the same period in 2003. The higher net cash provided by operating activities was primarily a result of the increase in net income adjusted for non-cash items, as well as increases in working capital sources of cash. Working capital sources of cash during the nine months ended September 30, 2004, primarily included decreases in inventories and increases in accrued expenses and other advance payments received on license agreements. These 2004 working capital sources of cash were partially offset by increases in accounts receivable, prepaid and other current assets, and deferred tax assets, as well as a decrease in accounts payable.

     Net cash used in investing activities was $214.0 million during the nine months ended September 30, 2004, compared to $21.4 million during the same period in 2003. The increase in net cash used in investing activities was primarily a result of the purchase of the Azmacort product for $206.1 million during the nine months ended September 30, 2004.

     During the nine months ended September 30, 2004, net cash provided by financing activities was $14.9 million, compared to cash provided by financing activities of $8.2 million during the same period in 2003. The increase in 2004 was primarily related to higher exercises of stock options and employee participation in the employee stock purchase plan. In 2003, the $8.2 million provided by financing activities resulted primarily from the exercise of stock options and employee participation in the employee stock purchase plan, partially offset by repayments of $4.0 million against borrowings previously made under the Standby Facility.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with the Additional Standby Facility expiring on June 30, 2008. In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of September 30, 2004. Borrowings, when outstanding, will bear interest at the prime rate (4.75% as of September 30, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

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

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company through the Standby Facility. Borrowings made under the Standby Facility totaled $30 million as of September 30, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. In addition to including standard and customary loan covenants and conditions, the Standby Facility includes the conditions that the death of lender shall not have occurred, that lender, his spouse and children, and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. In lieu of a conversion feature, the Company has granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. The warrants are exercisable at any time until June 30, 2006. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Standby Facility on a timely basis in the event that Mr. Jaharis does not elect to exercise all or a portion of the non-detachable warrants to purchase shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the warrant exercise price established under the Standby Facility, which is $5.00 per share, through the end of the warrant exercise period, Mr. Jaharis will elect to exercise the warrants available under this facility into shares of Kos Common Stock prior to the end of the warrant exercise period, thereby relieving the Company of the obligation to repay such facility. If such warrant exercise were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its other facility with Mr. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Standby Facility. In addition, the Company could also be required to seek to raise additional capital to repay the Standby Facility to the extent that its cash and available credit are insufficient to repay the Standby Facility in full prior to its maturity date. The Company’s decision to issue additional debt or equity, or to sell some or all of its assets, in order to generate additional capital would require the consent of Mr. Jaharis. It is possible that the Company could seek to extend the maturity date of the Standby Facility or enter into a new financing arrangement with Mr. Jaharis that would replace the Standby Facility; however, the Company has not sought any such extension or replacement facility and Mr. Jaharis would be under no obligation to the Company to provide any such extension or replacement. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, or that Mr. Jaharis will exercise all of the warrants available under such facility into shares of the Company’s Common Stock. On October 13, 2004, Mr. Jaharis exercised warrants under the Standby Facility to purchase 2,000,000 shares of the Company’s Common Stock at $5.00 per share. In connection with this exercise of warrants, the outstanding principal amount of the Company’s Standby Facility was reduced to $20 million.

     As of September 30, 2004, the Company had $50 million of combined remaining borrowing capacity under the Additional Standby Facility and the Standby Facility.

     The Company recorded $0.9 million and $2.5 million of interest expense for the nine months ended September 30, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility and the Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor and Azmacort products, its ability to continue to access its credit facilities, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor and Azmacort, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility and the Standby Facility, and other events — including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require the consent of the Company’s current lender. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with its co-promotion and commercialization partners; respond to competitive pressures from competing therapies for the treatment of cardiovascular, respiratory and other conditions that are the focus of the Company’s products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; achieve a successful conclusion to the ongoing litigation with Barr Laboratories, Inc.; commercialize its products outside the United States and the success of its relationship with Merck KGaA (“Merck”); achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort; meet the conditions necessary to obtain funding under its funding arrangements; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s co-promotion relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”), the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort product, the growth in sales of the Azmacort product, the ability of Kos to build awareness of Azmacort within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of Azmacort, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, changes in the regulatory environment governing the Company’s compliance with FDA, PTO, tax and competition issues, as well as certain other risks including those set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success depends primarily upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products, which is somewhat influenced by the successful integration of the Company’s co-promotion arrangement with Takeda. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the introduction of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and a statin, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the substitution of niacin dietary supplements for its products. Sales could also be affected by competition from the sale of other statin products and other cardiovascular therapies. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day and at high dosages, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to maintain and/or obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

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

     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cardiovascular therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, by the September 2003 release of Crestor, a new, highly powerful statin product, or by the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Vytorin possesses limited potency with respect to increasing HDL cholesterol, the increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in reducing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a dual component therapy product that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cardiovascular therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cardiovascular drugs is driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Integration and Sales Growth of Azmacort

     There can be no assurance that the Company will be able to profitably manage and continue to integrate the Azmacort product into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that reverses the declining trend in the sales of such product, the failure of the Company to achieve substantial growth in the sales of the Azmacort product, and the failure of the Company to source sufficient quantities of Azmacort from Aventis Pharmaceuticals, Inc. (“Aventis”) or its assignee could have a material adverse effect on the Company’s business, operating and financial condition. Moreover, there are many products that are commercially available for the treatment of the respiratory condition addressed by Azmacort, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos. The primary competitors of the Azmacort product include, among others:

•	Advair and Flovent (GlaxoSmithKline)

•	Aerobid (Forest)

•	Pulmicort (AstraZeneca)

•	Vanceril (Schering-Plough)

•	QVAR (Ivax)

Patents and Trademarks; Litigation with Barr Laboratories, Inc. and with Andrx Laboratories, Inc.

     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has had issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:

•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to the Company or the Company’s licensors, including the patents covering the Company’s Niaspan product, are invalid, unenforceable or not infringed.

     In general, the U.S. patents and patent applications owned by or licensed to Kos are directed to compositions and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use or composition patents owned by or licensed to Kos, off-label or dietary supplement sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

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

     From June 8, 2004 through July 19, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the ‘691 patent. On September 3, 2004, Barr filed a complaint seeking a declaratory judgment of invalidity of the patent. On September 30, 2004, the Company answered the complaint by denying invalidity and counterclaiming for infringement and seeking a declaratory judgment of infringement. Barr replied on October 20, 2004, by denying infringement of any valid and enforceable claim of the patent. The fifth case was consolidated with the first four on September 21, 2004.

     There can be no assurance that the Company will be successful in defending its patents in the Barr litigation. If the Company is not successful in defending its patents, Barr and other competitors may be able to produce and market generic versions of its Niaspan products. This would have a material adverse effect on the Company’s business and financial results. The Company is unable to estimate the economic impact if it is not successful in defending its patents.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. An Order denying the Motion for Preliminary Injunction was entered on September 23, 2003. The Company filed a Notice of Appeal to the Order denying the Preliminary Injunction on September 30, 2003, and a Motion for Expedited Consideration of the Appeal on October 3, 2003, in the Third Circuit. On May 24, 2004 the Third Circuit reversed the District Court’s denial of Kos’ Motion for Preliminary Injunction and directed the U.S. District Court for the District of New Jersey to enter a Preliminary Injunction enjoining Andrx from using the mark Altocor. On June 10, 2004 the District Court entered a Consent Judgment permanently enjoining Andrx from using the mark Altocor effective August 15, 2004. The same day, the District Court dismissed the trademark infringement lawsuit. In addition, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Andrx made a one-time settlement payment of $6.0 million to Kos.

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

     The Company’s manufacturing facilities, and those of its third party manufacturers, are and will continue to be subject to, ongoing, periodic inspection by the FDA and state agencies to ensure, among other things, compliance with cGMP. The Company’s (and its suppliers’) failure to follow and document the Company’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of the Company’s products, including the Niaspan, Advicor and Azmacort products, for commercial use or clinical study, may result in the termination or hold of a clinical study, or may delay or prevent filing or approval of marketing applications for Kos’ products.

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

Limited Manufacturing Experience; Risk of Scale-Up

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey, that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both the U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with current good manufacturing practices and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on the Company. Such occurrences may require the Company to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.

Dependence on Single Sources of Supply

     Some materials used in the Company’s products, including the active ingredients in Niaspan and Advicor, are currently sourced from single qualified suppliers. The Company has not established arrangements with alternative suppliers for these ingredients, although the Company believes that it can obtain an alternative supply of lovastatin, one of the two active ingredients in Advicor, if necessary. Although the Company has maintained a business relationship with its niacin supplier since 1993, and has not experienced difficulty to date in acquiring niacin, or other materials for product development, additional product validations and regulatory submissions would be required if supply interruptions were to occur in the future or if the Company had to obtain substitute materials. Similarly, the Company’s source for lovastatin is relatively inexperienced as a supplier of such ingredient. Although the Company has maintained a business relationship with its lovastatin supplier since 1997, and this supplier is experienced as a supplier of other pharmaceutical grade active ingredients, this supplier may be unable to meet the Company’s requirements for lovastatin on a sustained basis, at an acceptable quality standard, or at a commercially viable price. In such an event, the Company would be forced to obtain an alternative supplier of lovastatin. Any interruption of raw material supply, for any reason, in any of the required ingredients for the Company’s products could have a material adverse effect on the Company’s ability to manufacture its products or to obtain or maintain regulatory approval of such products.

     The Company relies on Aventis to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company will rely solely on Aventis to supply the Company with the Azmacort product, and the Company cannot provide any assurances that Aventis will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort products to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Aventis or Aventis’ suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Aventis may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Aventis and its suppliers for the manufacture and supply of the finished Azmacort products, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future. Any interruption of supply, for any reason, of the finished Azmacort product to the Company would have a material adverse effect on the Company’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At September 30, 2004, the Company had $30 million of variable rate indebtedness bearing interest at the prime rate (4.75% at September 30, 2004). At October 13, 2004, following the conversion of $10 million of variable rate indebtedness to 2,000,000 shares of Common Stock, the Company had $20 million of variable rate indebtedness bearing interest of the prime rate (4.75% at October 13, 2004).

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

     As of September 30, 2004 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.

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

     From June 8, 2004 through July 19, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification to each ANDA to provide for U.S. Patent No. 6,746,691. On September 3, 2004, Barr filed a complaint seeking a declaratory judgment of invalidity of the ‘691 patent. On September 30, 2004, the Company answered the complaint by denying invalidity and counterclaiming for infringement and seeking a declaratory judgment of infringement. Barr replied on

October 20, 2004, by denying infringement of any valid and enforceable claim of the patent. The fifth case was consolidated with the first four on September 21, 2004.

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

Item 5. Other Information

Certain Relationships and Related Transactions

     Michael Jaharis, one of the Company’s founders and Chairman Emeritus of the Board of Directors, beneficially owns on a fully diluted basis approximately 48% of the outstanding equity of Triad Pharmaceuticals, Inc. (“Triad”), a company focused on biotechnology research and development. Christopher P. Kiritsy, currently the Company’s Executive Vice President and Chief Financial Officer, serves as a member of the Board of Directors of Triad as the designee of Mr. Jaharis and receives $10,000 from Mr. Jaharis annually for serving in such capacity. Mr. Kiritsy also has the option to acquire an aggregate of approximately 2.5% of Triad’s stock from Mr. Jaharis and Triad. In 1999, while serving as Director of Business Planning at the Company, a non-executive officer position, and before the Company conducted business with Triad, Mr. Kiritsy acted as advisor to Mr. Jaharis in connection with his initial investment in Triad and received $75,000 from Mr. Jaharis for such services. During 2003, the Company commenced a sponsored research arrangement with Triad. Pursuant to the sponsored research arrangement, and in anticipation of the completion of the sponsored research and license agreements, Triad commenced the performance of certain research activities on behalf of the Company. The Company paid $187,000 to Triad in 2003 and $100,000 to Triad in the first quarter of 2004 in connection with the sponsored research. The Company has substantially completed its consideration of the previously disclosed sponsored research and license agreements and of the proposed investment in Triad. On October 21, 2004, the Company’s Board of Directors ratified the actions of the Audit Committee which (i) waived the application of the Company’s Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers (the “Codes”) to Mr. Kiritsy, who has served on the Triad Board of Directors as the designee of Mr. Jaharis since 1999, and to Mr. Jaharis with respect to the transactions with Triad, (ii) waived the application of the Codes to the extent that they would prohibit Mr. Kiritsy’s continued service as a director of Triad (subject to re-evaluation every six months), and (iii) waived the application of the Codes with respect to employees or directors of the Company, who are designated to serve as the Company’s representatives on the Board of Directors of Triad.

Item 6 — Exhibits

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

KOS PHARMACEUTICALS, INC.
Date: November 9, 2004	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer

Date: November 9, 2004	By:	/s/ Christopher P. Kiritsy
Christopher P. Kiritsy Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2004	By:	/s/ Juan F. Rodriguez
Juan F. Rodriguez, Senior Vice President,
Controller, Corporate Administration (Principal Accounting Officer)