Form 10-K
period 2004-12-31
KOS PHARMACEUTICALS INC
filed 2005-03-16
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22171

KOS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	65-0670898

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Cedar Brook Drive, Cranbury, New Jersey 08512-3618
(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 495-0500

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

     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of June 30, 2004: $647,061,222.

     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of March 2, 2005: 40,272,783.

Documents Incorporated by Reference

Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

PART I

ITEM 1. BUSINESS.

     As used in this Form 10-K, “Kos Pharmaceuticals,” “Kos,” “we,” “us,” “our,” or the “Company” refer to Kos Pharmaceuticals, Inc. and all of its subsidiaries taken as whole.

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own sales force and co-promotion partner in the U.S. and through its commercialization partner and license arrangements outside of the U.S., Canada and Japan. On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. (the “Azmacort Acquisition Agreement”) and a finished product supply agreement (the “Azmacort Supply Agreement” and together with the Azmacort Acquisition Agreement, the “Aventis Agreements”) with Aventis Pharmaceuticals Inc. (collectively with Aventis Pharmaceuticals Holdings Inc., “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The Company’s cardiovascular and metabolic products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

     The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) compared with existing formulations of such products. Kos believes that its core strategy of developing proprietary products based on currently approved drugs, rather than new chemical entities, may reduce regulatory and development risks and, because physicians are generally familiar with the safety and efficacy of such products, may facilitate the marketing of such products. All of Kos’ products currently under development require new drug or supplemental new drug application filings with the U.S. Food and Drug Administration (the “FDA”). Although new drug application filings are more expensive and time consuming than abbreviated new drug applications, products that require a new drug application approval offer several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, and potential for a thirty-month exclusivity protection from generic competition.

Recent Developments

     As discussed above, during 2004 the Company entered into the Aventis Agreements for the acquisition of rights to the Azmacort product. Azmacort is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreements, Kos paid Aventis $206.1 million in cash and has agreed to pay a royalty on future sales of another version of the product if developed in the future. Under the terms of the Azmacort Supply Agreement, Aventis agreed to supply finished product to Kos for a period of five years.

     On February 7, 2005, Kos announced that it had made an initial $4 million equity investment in Triad Pharmaceuticals, Inc. (“Triad”), a privately held drug discovery and design pharmaceutical company focused on developing molecules for a variety of diseases, including orally active therapies for cardiovascular disorders, diabetes and cancer. The investment in Triad is expected to total $8 million.

This equity investment builds on Kos’ existing sponsored research arrangement with Triad, in which Triad is designing and synthesizing certain new chemical entities to potentially regulate HDL (the “good”) cholesterol. This new alliance with Triad is expected to broaden Kos’ research and development efforts to include the discovery and synthesis of new chemical entities in a cost-effective way, thus leveraging Kos’ existing competency in drug delivery and development.

     The equity investment in Triad consists of two $4 million tranches, with the second $4 million investment in Triad to be made by August 1, 2006, if Triad achieves specified milestones relating to its research and development activities. Upon completion of the additional $4 million investment, Kos would have an approximately 27% fully diluted ownership interest in Triad. Additionally, the principal stockholder of Triad, which is a limited partnership formed by the wife of Michael Jaharis (the “Triad Limited Partnership”), the principal stockholder and Chairman Emeritus of Kos, is investing an additional $8 million on similar terms and conditions as the Kos investment as part of a $16 million round of financing for Triad. The Triad Limited Partnership owns, or has the right to vote, approximately 48% of the outstanding common stock of Triad on a fully diluted basis. As part of the investment, Kos is entitled to designate three persons, and the Triad Limited Partnership is entitled to designate seven persons, to Triad’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Triad Board of Directors and has been elected by the directors of Triad as Chairman. The Company will appoint two additional persons to the Triad Board at a later date. Michael Jaharis, Steven Jaharis and Kevin T. Ferro, directors of Kos, have been appointed by the Triad Limited Partnership to the Triad Board of Directors. In connection with the closing of the investment in Triad, Christopher P. Kiritsy, Kos’ Executive Vice President, Corporate Development and CFO, has accepted the position of President and Chief Executive Officer of Triad and has notified the Company that he will be resigning as Executive Vice President, Corporate Development and CFO of Kos after his successor at the Company is found, which is expected to occur during the second quarter of 2005.

     Triad conducts its research principally in the area of boronic acid inhibitors and the development of ultra smart pro-drugs. Triad principally utilizes two platform technologies to develop highly potent and selective, orally active agents and has applied its specificity profiling and ultra-smart technology platforms in developing novel and highly selective inhibitors to a variety of enzymes, including DPP IV for the treatment of type 2 diabetes and candidate compounds designed to raise HDL cholesterol.

Kos’ Business Strategy

     The principal elements of the Company’s business strategy are as follows:

(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular, respiratory and metabolic markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	manage internally the clinical development of its products;

(v)	manufacture its products internally, or where necessary or prudent, using a contract manufacturer;

(vi)	market its products directly through its sales forces, which Kos may supplement with a contract sales organization or other partners and through co-promotion and other strategic alliances to extend the marketing reach of the Company to a broader group of doctors and patients; and

(vii)	leverage its core competencies through corporate, product and academic alliances.

Marketed Products

Niaspan

     On July 28, 1997, the Company received clearance from the FDA to market Niaspan for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation in the U.S. of a niacin product ever approved by the FDA for the treatment of mixed lipid disorders. Kos began commercializing Niaspan in the United States in September 1997. In November 2003, the Company’s European marketing and distribution partner, Merck KGaA (“Merck”), launched the sale of Niaspan in the United Kingdom. Following this initial launch and the December 2003, completion of the European Union’s Mutual Recognition Procedure (“MRP”), Niaspan has since been approved in a total of 13 European markets, including such other markets as France, Germany, Austria, Ireland, Belgium and the Netherlands. Merck and Kos have also initiated a second wave of the MRP for the additional 10 European countries that were recently added to the list of European Union countries. Niaspan has also been approved in other countries outside the European Union, including Lebanon and certain Latin American countries.

     Niacin, the active ingredient in Niaspan, is a water soluble vitamin long recognized by the National Institutes of Health and the American Heart Association as an effective agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein, commonly referred to as LDL or “bad” cholesterol, total cholesterol, triglycerides and depressed high-density lipoprotein, commonly referred to as HDL or “good” cholesterol. Based principally on the results of the Company’s clinical studies evaluating Niaspan, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, Niaspan is indicated for the following: (i) reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin, which is a different class of drugs that reduces bad cholesterol; (iv) reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (v) promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. In addition, the FDA-approved prescribing information for Niaspan references its ability to significantly reduce lipoprotein (a), which is an independent risk factor for coronary heart disease, although no studies have been conducted showing the clinical benefits of exclusively lowering levels of lipoprotein (a).

     During the last few years, researchers have established through several long-term clinical outcome studies that reducing LDL cholesterol results in approximately a 30% reduction in cardiac events, such as nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite a significant reduction in LDL cholesterol levels, approximately 70% of cardiac events were not avoided when compared with placebo, suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Accordingly, throughout this period, considerable scientific evidence has continued to emerge showing that many lipid risk factors contribute to coronary heart disease and, in particular, that niacin has powerful utility in addressing such multiple cholesterol disorders.

     A study published in the August 1999 issue of The New England Journal of Medicine and conducted by the United States Department of Veteran Affairs showed that raising HDL cholesterol reduced significantly the incidence of morbidity and mortality following a fibrate. Specifically, the trial results showed that even a 6% increase in HDL resulted in a 22% reduction in the incidence of coronary heart disease death and nonfatal heart attacks and a 26% reduction in stroke in patients with coronary heart disease who had depressed levels of HDL, but normal levels of LDL and triglycerides. Another study published in the November 2001 issue of The New England Journal of Medicine concluded that the combination of statin and niacin therapy was strikingly favorable in treating coronary heart disease patients, virtually halting atherosclerosis progression and reducing cardiac events by up to 90%. The results from these studies are consistent with conclusions from previous epidemiological studies demonstrating that for each 1% increase in HDL cholesterol, the risk of developing coronary heart disease decreases by 2% to 3%, whereas a 1% decrease in LDL cholesterol results in only a 1% decrease in coronary heart disease risk. Consequently, Kos believes that agents that further increase HDL cholesterol could potentially improve the benefits with respect to morbidity and mortality.

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

     In 2002, Kos submitted another supplemental new drug application to the FDA for Niaspan to expand the current label to include positive results in reducing the risk of stroke or transient ischemic attack (sometimes referred to as “ministrokes”) in patients with a previous heart attack and elevated cholesterol levels. This supplemental new drug application for Niaspan was based on results from a landmark double-blinded, placebo-controlled, long-term secondary prevention study known as the Coronary Drug Project. The morbidity/mortality study, sponsored by the National Heart, Lung, and Blood Institute, suggested that people taking niacin had significantly fewer strokes and ministrokes compared with patients taking a placebo. The FDA did not grant a claim for stroke for Niaspan, again principally because of the lack of outcome data showing the benefits of Niaspan administration on stroke.

     In late 2004, the results of a double-blinded, placebo-controlled clinical study referred to as ARBITER 2, conducted by the Walter Reed Army Medical Center, showed that the combination of Niaspan and a statin slows atherosclerosis progression 68% more than statin monotherapy as measured by plaque build-up in the carotid artery. Additionally, the combination of Niaspan and statin therapy demonstrated a 60% reduction of coronary events compared with a statin alone, suggesting a favorable trend in this important clinical outcome measure. Plaque, the hard substance that forms on arterial walls and increases heart disease risk, continued to progress in patients treated only with statin therapy over the course of a year. Researchers attributed the reduction in event rate and slowing of atherosclerosis in the Niaspan/statin group to the significant changes in HDL cholesterol and triglyceride levels experienced by those patients. ARBITER 2 is the first study to demonstrate the “incremental, independent” effect of adding an HDL-raising therapy to a statin in slowing the progression of atherosclerosis compared with a statin alone.

     During 2004, Kos also continued to benefit from the revised guidelines established by the expert panel of the National Cholesterol Education Program and published in the May 2001 edition of the Journal of the American Medical Association, and from the update to these guidelines published in the

July 2004 edition of Circulation. These revised guidelines not only emphasize the importance of aggressively treating LDL cholesterol, but also advocate treating lipid abnormalities beyond LDL cholesterol. Specifically, the revised National Cholesterol Education Program guidelines increase the threshold for defining low HDL cholesterol from 35 to 40 mg/dL, and lower the thresholds for triglyceride classifications to give more attention to moderate disorders. Moreover, the latest National Cholesterol Education Program parameters raise the cardiac risk levels for people with diabetes to the equivalent of people with coronary heart disease. Finally, the expert panel increased its recommendation of the number of patients who should be taking cholesterol modifiers to 36 million patients (of whom only 13 million patients are currently taking such medications), an almost three-fold increase since the previous guidelines were first published in 1993.

     In addition to these guidelines, in February 2004, the American Heart Association issued new guidelines regarding the prevention and treatment of cardiovascular disease in women. These February 2004, guidelines encourage women to maintain an HDL cholesterol level above 50mg/dL, increasing the number of women at risk from low HDL cholesterol by a factor of about 3, to approximately 28 million women in the U.S.

     The Company currently markets Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. Such “lipid-management specialists,” whose primary focus is on treating the 14 million Americans who are estimated by the American Heart Association to have coronary heart disease, consist principally of cardiologists, endocrinologists, and internists. Of the 14 million Americans estimated to have coronary heart disease, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. Kos believes that patients with low HDL or multiple lipid disorders would benefit from Niaspan therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or “statin,” to reduce LDL combined with Niaspan to raise HDL, lower triglycerides, and enhance the statin’s LDL efficacy. Since the launch of Niaspan, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. During 2004, about 69% of the approximately 22,000 cardiologists present in the U.S. cardiovascular market prescribed Niaspan and in the last three years more than 180,000 physicians have prescribed Niaspan at least once.

     In addition to a larger field sales force, including the sales force provided under Kos’ co-promotion agreement with Takeda Pharmaceuticals North America, Inc. (“Takeda”), Kos continued to increase its promotional commitment to Niaspan during 2004. Such promotional efforts consist of investments in medical education grants, symposia, and expert advisory boards to establish the importance of modulating multiple lipid risk factors in an effort to thwart coronary heart disease. The continued investment in the product is expected to add awareness and expand usage by targeted physicians.

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

Advicor

     On December 17, 2001, Kos received approval from the FDA to market Advicor tablets. The approval of Advicor marked the first time that the FDA has approved a combination product for the safe and efficacious treatment of cholesterol disorders. Kos began detailing Advicor to physicians on January 28, 2002. Advicor is a single tablet formulation containing Niaspan and lovastatin. Kos believes that a once-a-night tablet with the combined complementary properties of Niaspan and lovastatin represents an effective method for treating patients with mixed lipid disorders.

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

     The launch of Advicor in January 2002, was supported not only by the significant inroads made in educating the medical community about the importance of treating multiple lipid disorders, but also by the increasing scientific evidence showing that many lipid risk factors contribute to coronary heart disease. During 2001, Kos contributed to the advancement of such scientific data by sponsoring a Phase IV clinical study, known as ADVOCATE, that compared the potency of Advicor with the two best-selling statins in modulating multiple lipid risk factors. The results of this 316-patient study were presented at the March 2002, meeting of the American College of Cardiology and published in the March 15, 2003, issue of the American Journal of Cardiology, and showed that Advicor’s LDL efficacy is comparable to the leading statin drugs while its efficacy in other lipid parameters is superior. Specifically, patients receiving 1000mg/40mg of Advicor (its “workhorse” dose) showed reductions in LDL, triglycerides and lipoprotein (a) of 39%, 30% and 16%, respectively, while experiencing increases in HDL of 20%. In comparison, patients receiving 10mg of atorvastatin, the “workhorse” dose of Lipitor, exhibited a 38% and 15% reduction in LDL cholesterol and triglycerides, respectively, while experiencing increases in HDL of only 3% and an undesirable increase in lipoprotein (a) of 5%. During 2002, Kos completed another Phase IV study with a focus on safety, which included about 5,000 patients and 1,000 doctors. The results of this study showed less than 0.5% incidence in elevated liver functions tests and no drug-related myopathy events were reported. The data from these two studies provide compelling evidence of the safety and efficacy of Advicor to offer physicians a convenient single tablet therapy when the individual components have not achieved the desired therapeutic response for treating patients with multiple lipid disorders.

     During 2004, the results of a study analyzing the impact of the Advicor product in patients with metabolic syndrome (which is a group of health risk factors, such as low HDL, high blood pressure, and elevated blood sugar, that put patients at greater risk of heart disease), illustrated that Advicor is safe and effective for treating the cholesterol disorders commonly associated with this disorder. This is of particular importance because about 47 million adult Americans have metabolic syndrome. Kos believes that the results of this study expand the treatment options available to physicians when treating patients that have metabolic syndrome and also have cholesterol disorders.

     As with Niaspan, Kos markets Advicor in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. Additionally, through its partnership with Takeda, Takeda promotes Advicor to an additional 50,000 physicians, most of whom are primary care physicians who treat lipid disorders. The Company believes that patients requiring treatment for primary hypercholesterolemia or mixed dyslipidemia who require additional lipid modification for LDL and HDL cholesterol and triglycerides, beyond that achieved by the individual drug components, would benefit from Advicor therapy. Kos also believes that this patented once-a-night product will offer improvements in patient compliance compared with taking each component of the drug independently under its recommended dosing regimen. Moreover, based on market research and on historical Niaspan prescribing trends, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event.

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

     Through late 2001, Kos was subject to the terms of a co-promotion agreement with DuPont Pharmaceuticals Company (“DuPont”) to co-promote Advicor. Under the terms of that agreement, Kos received from DuPont a $20-million equity investment during 2000. DuPont was to share half of the cost of medical education, clinical studies, and promotion programs, and it was to match its field force “detailing” efforts with physicians, which is when its sales representatives meet with physicians to educate them about the therapeutic benefits of its products. In return, DuPont was to receive approximately one-half of the gross profit on the sale of Advicor. On October 1, 2001, DuPont’s parent company, E. I. du Pont de Nemours, sold DuPont to Bristol-Myers Squibb Company (“BMS”). On December 17, 2001, Kos entered into an agreement with BMS pursuant to which Kos’ agreement with DuPont was terminated and BMS paid Kos a one-time, $45 million settlement. Moreover, in connection with this settlement, Kos also regained full marketing rights to the Advicor product, including the right to all product profits and the ability to enter into partnership arrangements with other parties.

Azmacort

     On March 31, 2004, Kos and Aventis signed the Aventis Agreements enabling Kos to acquire global rights to the Azmacort product. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. The Azmacort product can be used for mild-to-moderate asthma patients and is the only drug in its class to incorporate a built-in spacer device, which improves the delivery of the medicine to the lung. Spacers enhance the delivery of the medicine and make it easier to coordinate the spray with breathing, while reducing local side effects. Azmacort has more cumulative patient days of therapy in the United States than any other inhaled corticosteroid, and it has developed a strong patient allegiance over the last 20 years.

     To acquire the rights for the currently marketed chlorofluorocarbon (“CFC”) propellant Azmacort product and the rights to an environmentally safe hydrofluoroalkane (“HFA”) propellant product currently under development, Kos paid $206.1 million in cash and agreed to pay a royalty to Aventis on future sales of its HFA triamcinolone product upon commercialization. Pursuant to the Azmacort Supply Agreement, Aventis is responsible for the manufacture and supply of the CFC propellant Azmacort product for commercial sale by Kos for at least five years following the date of the Azmacort product’s acquisition from Aventis.

     The acquisition of the Azmacort product represents the first commercial product for Kos’ respiratory franchise and an entry into the large and growing respiratory disease market, which is one of the fastest growing pharmaceutical markets with sales exceeding $10 billion a year. This market is attractive because of the future sales potential of Azmacort partly resulting from the complexity of developing and manufacturing respiratory products. The market for asthma products in the United States was about $8 billion in 2004 and grew 14% from 2003. According to the American Lung Association, an estimated 20 million Americans, or about 7% of the population, have been diagnosed with different forms of asthma and close to 12 million had an asthma attack in the past year. This disease accounts for about 15 million lost workdays for adults and incurs an estimated annual economic cost of approximately $16 billion to our nation.

     Kos’ respiratory activities commenced in 1993 with the purchase of Aeropharm Technology, Inc. (now Aeropharm Technology, LLC), which was subsequently complemented by Kos’ acquisition of IEP Group, Inc. (now IEP Pharmaceutical Devices, LLC), a biomedical design and engineering company focused on developing innovative, ergonomic, proprietary inhalation devices. Leveraging the expertise of an inhalation research and development staff of 28 scientists, Kos has developed, and is in the process of developing, innovative proprietary formulations and metered-dose inhalation devices, including formulations specific to the newly acquired HFA propellant-based product.

     In addition to utilizing Kos’ current 425-person cardiovascular sales force to promote the Azmacort product to general practitioners who prescribe Niaspan, Advicor and asthma products, the Company also details this promotionally sensitive therapy to specialist physicians, such as pulmonologists and allergists through an about 50-person specialty sales force.

Products Under Development

     Although the Company has clearance from the FDA to market Niaspan, Advicor and Azmacort, its other products under development are at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that Kos will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of its products under development. Thus, there can be no assurances that any of its products under development will be developed and commercialized in a timely manner, or in accordance with its plans or projections, or at all. Kos may determine to discontinue the development of any or all of its products under development at any time.

Solid-Dose Drug Delivery Systems

     The Company continues to conduct research on novel solid-dose drug delivery systems. At the end of 2004, Kos filed an investigational New Drug Application for its KS-01-017 product, which is a dual regulator of glucose and lipids that is expected to be equally potent to Niaspan in modulating multiple lipids, while also reducing blood sugar levels on par with some widely utilized oral anti-diabetic medications. This product, which is currently in formulation development, is expected to enter human clinical trials in 2005. Kos also expects to file supplemental New Drug Applications during 2005 for new dosage forms of Niaspan and Advicor. Utilizing its considerable knowledge obtained from formulating both Niaspan and Advicor, Kos also continues to make progress in developing innovative solid-dose delivery systems that could be used to produce a variety of compounds. The Company hopes to file three new drug applications with the FDA that are expected to produce new products after 2007. The first new drug application product (known as KS-01-019) is a combination of the Niaspan product and simvastatin, the second most widely prescribed statin worldwide for the treatment of dyslipidemia. This dual component therapy for dyslipidemia is expected to be more potent than Advicor with respect to lowering

LDL cholesterol and is expected to reach the market after 2007. The second new drug application is for its KS-01-017 product, which is expected to reach the market by 2010. The third new drug application product (known as KS-01-018) is expected to reach the market in 2009 and is a product for peripheral arterial disease. With this product, Kos expects to affect a disease that is mostly under-treated because there are no highly effective products currently available.

     Kos is also working on a gastric retention drug delivery platform. The gastric retention platform encompasses technology in-licensed from Purdue Research Foundation, an affiliate of Purdue University, which grants Kos exclusive commercialization rights to technology invented at Purdue for the development of gastric retention drug delivery systems for pharmaceutical products. In addition, Kos has licensed several gastric retention patents from Akina, LLC. To date, Kos has internally developed prototype systems which have been evaluated in early proof of concept studies. The technology can be out-licensed or internally developed for delivery of both soluble and insoluble drugs. Further, the technology could potentially be out-licensed as a drug delivery system.

     Additionally, Kos continues to develop a program to discover and develop new chemical entities to promote reverse cholesterol transport. The Company believes that by “smart” targeting key steps and enzyme systems in the HDL metabolic pathway, it can identify candidate molecules with a high probability of success. Drugs with properties similar to that of the native A-I proteins that are associated with HDL represent another potential approach. A preliminary evaluation in humans of an intravenous form of the A-I protein suggests that it can promote regression of cholesterol plaque. These Kos development projects are being carried out in collaboration with investigators at several well-known academic research centers, including Boston University, Tufts University and the Southern California Institute for Research and Education. The Company’s early work on this area has already resulted in promising candidate drugs.

     Kos has a sponsored research program with Triad that gives the Company rights to certain HDL molecules designed and developed by Triad. The sponsored research being performed by Triad, which began during the fourth quarter of 2003, represents Kos’ first formal foray in the development of new chemical entities in key areas of therapeutic interest, particularly HDL cholesterol modulators. During 2004, Triad made considerable progress in identifying several promising chemical compounds covering improved niacin analogs, certain enzyme inhibitors and apo A-l mimetics and anticipates completing proof-of-principle preclinical efficacy studies by late 2006. Triad conducts the sponsored research pursuant to its sponsored research and license agreements with Tufts University. Michael Jaharis, the principal stockholder and Chairman Emeritus of Kos, is an Emeritus Trustee of Tufts University.

     Kos will continue to develop its solid-dose drug delivery system platform in the future, and may seek one or more developmental partners to further such efforts.

Metered-Dose Inhalation Devices and Other Device Products

     Complementing its formulation capabilities, the Company has developed a line of inhalation devices that are proprietary, state-of-the art and useful for delivering small and large molecules. The principal features of the devices are three-fold: 1) improved coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration; 2) improved ergonomics, which leads to increased patient compliance; and 3) reduced drug retention, due to improved design and mechanics of the devices. To date, Kos has focused its development efforts on three metered-dose inhaler devices; a breath-coordinated inhaler, a breath-actuated inhaler and a spacer-less metered-dose inhaler device that generates low plume force. Each of these devices offers distinct benefits and may be deployed on an a la carte basis depending on potential partners’ interest. Kos has also developed a proprietary inhalation electronic dose counter designed to indicate the absolute number of doses remaining in the aerosol canister. Further, when sufficient doses no longer remain in the aerosol canister, this device alerts the patient to obtain a refill prescription. The Company is also continuing efforts to develop a compact portable nebulizer earmarked for products requiring large dosages to be administered into the respiratory airways. In 2002, nine patents were issued supporting various elements of the inhalation delivery technology. In 2003, the Company had eight device patents issued, and an additional patent was issued in 2004. Kos may use the inhalation dose-counter on some or all of its proprietary inhalation devices.

Respiratory and Advanced Inhalation Delivery Research

     As discussed above, the acquisition of the Azmacort product marked Kos’ first commercial entry into the respiratory market. Kos intends to complete the development and seek regulatory approval to market the environmentally-safe HFA propellant formulation of the Azmacort product, which will complement the current CFC-propellant Azmacort product. Kos may also seek to enhance the current Azmacort franchise by complementing its spacer device with an internally developed electronic dose counter.

     Leveraging its unique aerosol formulation expertise, Kos continues to formulate proteins, such as recombinant human insulin, for delivery to the lungs using its proprietary metered-dose inhaler device. During 2002, Kos completed phase I studies in humans demonstrating that its recombinant insulin product is bioavailable in the lungs while exhibiting excellent dose-to-dose reproducibility. During 2004, Kos completed a four-week, phase IIa human clinical trial evaluating Kos’ inhaled insulin therapy for type 2 diabetic patients. The results of the phase IIa trial demonstrated that Kos’ internally developed inhaled insulin formulation is comparable to the market leading injectable insulin, Lantus, in controlling blood glucose levels, while also reducing blood lipids such as LDL cholesterol and triglycerides. The successful completion of these phase I and IIa studies support the safety and efficacy of Kos’ patient-friendly, excipient-free formulation. Kos also expects to file supplemental New Drug Applications during 2005 for a new package configuration for the Azmacort product.

     Kos’ excipient-free formulation coupled with Kos’ patented compact, hand-held Breath Actuated Inhaler (“BAI”) device offers a precision lung delivery platform for insulin therapy. The Kos formulation, which does not require refrigeration, contains no carriers or preservatives and incorporates a crystalline, recombinant human insulin delivered by a standard, well-tested non-CFC, environmentally friendly propellant. In clinical testing, patients and physicians were impressed with the ease of use of the patented BAI delivery system in administering insulin therapy, potentially improving patient compliance.

     Kos believes that such compelling results and attributes may be attractive to potential development partners for not only developing this product, but also for other proteins/peptides, possibly on a contract formulation basis. As the Company continues to generate data demonstrating the performance and efficacy of delivering such proteins via the lung through its metered-dose inhaler devices, Kos plans to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis.

Sales and Marketing

     Kos currently markets its branded proprietary products through its own sales forces and, for Niaspan and Advicor only, through a co-promotion arrangement with Takeda. A fundamental element of Kos’ product selection strategy is to focus on a targeted marketing of products where a relatively concentrated group of physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by its products. Accordingly, Kos believes that significant market gains can be achieved with such products through the use of a relatively small, well-trained sales force concentrating its detailing efforts on informing such physicians about the scientific basis for the therapeutic advantages of its products.

     As of December 31, 2004, the Company had a sales and marketing organization consisting of approximately 600 personnel, including about 475 sales representatives. The majority of its sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular, metabolic or respiratory disease-focused physicians. Kos began actively detailing Niaspan during September 1997, Advicor during January 2002, and Azmacort during August 2004.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. During the year ended December 31, 2004, Kos received $5.0 million from Merck related to the attainment of certain milestones and, through December 31, 2004, has received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck if Kos fails to achieve certain regulatory milestones). Merck is responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and for the supply and manufacturing of the products.

     The Company’s policy with respect to the Merck Agreement is to (i) record licensing revenue as the product sales are made by Merck; (ii) record milestone and upfront payments as licensing revenue following milestone attainment by systematically recognizing such payments as revenue over the then remaining agreement period, using the straight-line method; and (iii) record reimbursement payments received from Merck by systematically recognizing such payments as an offset to operating expenses over the then remaining agreement period, using the straight-line method.

     For the year ended December 31, 2004, the Company recorded $1.6 million of licensing revenue and amortization of upfront and milestone payments received pursuant to the Merck Agreement. During the years ended December 31, 2004 and 2003, the Company also recorded $0.3 million and $0.2 million, respectively, as an offset to research and development expenses pursuant to the Merck Agreement.

     The Company expects to continue to recognize as revenue or as an offset to research and development expenses over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck. As of December 31, 2004, $18.4 million related to upfront, reimbursement and milestone payments received from Merck are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.

     On August 20, 2003, Kos announced an exclusive development and commercialization agreement with Oryx Pharmaceuticals, Inc. (“Oryx”), for the commercialization of Niaspan and Advicor in Canada. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Advicor and Niaspan following receipt of marketing authorization for such products in Canada. Approval to market Niaspan in Canada is expected in 2005 and Advicor by early 2006. If and when marketing approval is obtained, Kos will share the revenues from sales of Niaspan and Advicor in Canada with Oryx.

     On November 4, 2003, the Company jointly announced with Takeda an agreement to co-promote Niaspan and Advicor in the United States. Under the agreement, Takeda will utilize its U.S.-based sales force to promote Advicor and Niaspan in addition to its own product, Actos. Takeda is responsible for providing a promotional effort that will significantly increase the number of product details performed per year, and for all costs associated with its sales force, including promotional materials and samples. Kos is responsible for manufacturing and supplying both products and will collect and record all sales associated with the products. Takeda will receive a percentage of the incremental net sales of the products in the United States above a certain baseline amount. The three-year co-promotion arrangement commenced January 2004 and provides for residual payments to Takeda after the three-year term, if the parties do not renew the agreement.

     Kos continues to aggressively pursue other collaborative opportunities, including acquiring or licensing the use of selected products and technologies from third parties; product co-marketing arrangements; joint ventures; and other strategic alliances. Many existing pharmaceutical products or products currently under development may be suitable candidates for specialty promotional or co-promotional campaigns. Accordingly, Kos intends to attempt to identify licensing, co-promotion, and product acquisition opportunities that can complement its future product portfolio. In situations where third-party drug delivery technologies are complementary to its drug development formulation capabilities, Kos may pursue licensing rights for such technology. Lastly, the Company currently intends to establish strategic alliances with corporate partners with respect to some of its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to Kos or at all.

Patents and Proprietary Rights

     The Company actively seeks, when appropriate and available, protection for its products and proprietary information by means of United States and foreign patents, trademarks, trade secrets, copyrights, and contractual arrangements. Patent protection in the pharmaceutical field, however, can involve complex legal and factual issues. Moreover, broad patent protection for new formulations or new methods of use of existing chemical entities is sometimes difficult to obtain, primarily because the active ingredient and many of the formulation techniques have been known for some time. Consequently, some patents claiming new formulations or new methods of use for old drugs may not provide meaningful protection against competition. Nevertheless, Kos intends to seek patent protection when appropriate and available and otherwise to rely on regulatory-related exclusivity and trade secrets to protect certain of its products, technologies and other scientific information. There can be no assurance, however, that any steps taken to protect such proprietary information will be effective.

Existing Patents and Patent Applications

     In the United States, the Company owns 71 patents, has 27 pending patent applications, and has licensed four patents. In addition, the Company has received patents and filed patent applications in foreign jurisdictions.

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

     The U.S. Patent and Trademark Office has issued U.S. Patents 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691 and 6,818,229 to the Company with claims relating to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day dosing regimen. On

February 7, 1997, Kos entered into a cross-licensing agreement with a generic manufacturer. The Company subsequently purchased the patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. Kos is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The European patents are currently subject to an opposition proceeding in Europe, and certain claims in such patents have been held invalid in the United Kingdom. Certain or all of the Company’s aerosol products under development may use a formulation covered by such European or U.S. patents. In that event, Kos would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless those patents are determined to be invalid or unenforceable in Europe or the United States, respectively. Its development of products that might be covered by such patents and its failure to obtain licenses under those patents in the event those patents are determined to be valid and enforceable could have an adverse effect on Kos’ business.

Barr Laboratories Litigation

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint. In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the amended complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by Kos, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     From January 21 through February 23, 2004, the Company received numerous notices from Barr that it had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,676,967 patent. On March 26, 2004, the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004 Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringment. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the ‘145, ‘181, ‘428, ‘715, and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181, ‘428, and ‘930 patents are not infringed. The fourth case was consolidated with the first three on May 10, 2004.

     From June 8, 2004 through July 19, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,746,691 patent. On September 3, 2004, Barr filed a complaint seeking a declaratory judgment of invalidity of the patent. On September 30, 2004, the Company answered the complaint by denying invalidity and counterclaiming for infringement and seeking a declaratory judgment of infringement. Barr replied on October 20, 2004, by denying infringement of any valid and enforceable claim of the patent. The fifth case was consolidated with the first four on September 21, 2004.

     From November 22, 2004 through December 21, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification for each ANDA to provide for the 6,818,229 patent. The Company is currently evaluating the notices.

     The Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant marketing approval to Barr that would otherwise give Barr the right to market its generic niacin product. This stay is currently set at thirty months and is scheduled to expire on March 30, 2005. Upon the expiration of the thirty month stay, the FDA could grant final approval to Barr and Barr could commence the distribution of its generic ER niacin products notwithstanding Kos’ patents unless Kos were able to obtain an injunction prohibiting such activities by Barr. Kos believes that Barr may be taking certain actions to prepare for the distribution of its generic ER niacin products prior to resolution of the legal proceedings and that Barr could begin distributing such generic products as soon as March 30, 2005, although Kos has no way of knowing whether or when Barr might begin such distribution. On March 7, 2005, Kos sought a temporary restraining order and preliminary injunction preventing Barr from distributing its generic ER niacin products until the resolution of the pending litigation, however, there can be no assurance that such measures will be granted by the court. If Kos is not able to obtain such a restraining order and injunction, Barr could commence marketing and selling a generic alternative to Kos’ Niaspan product as soon as the FDA gives final approval, which could occur as early as March 30, 2005. Although Kos could seek from Barr recovery of any damages that Kos sustains in connection with any distribution activities conducted by Barr of a product that infringes a valid and enforceable claim in Kos’ patents, whether Kos is ultimately entitled to such damages would be determined by the court in connection with ongoing legal proceedings between Kos and Barr. If Barr were to commence selling a generic alternative to Kos’ Niaspan product prior to the resolution of the ongoing legal proceedings between Kos and Barr, it would have a material adverse effect on Kos and its business, financial condition and results of operations, and could result in the termination of its marketing arrangements with Takeda and Oryx. In addition, Kos’ previously issued guidance regarding its projected financial results for 2005 would no longer be accurate and Kos would have to revise such guidance.

     There can be no assurance that Kos will be successful in defending its patents in the litigation with Barr. If Kos is not successful in defending its patents, Barr and other competitors may be able to produce, distribute and market generic versions of its Niaspan or Niaspan-based products, which could be sold at prices lower than those charged by Kos. This would have a material adverse effect on Kos’ business and financial results.

Andrx Laboratories Litigation

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the

Company also filed a Motion for Preliminary Injunction the same day. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. On May 24, 2004 the Third Circuit reversed the District Court’s denial of the Company’s Motion for Preliminary Injunction and directed the District Court to enter a Preliminary Injunction enjoining Andrx from using the Altocor mark. On June 10, 2004, the District Court entered a Consent Judgment permanently enjoining Andrx from using the mark Altocor effective August 15, 2004. That same day the District Court dismissed the trademark infringement lawsuit. In addition, Andrx made a one-time settlement payment of $6.0 million to the Company.

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

     Kos also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent that Kos maintains a competitive technological position, by relying on trade secrets and unpatented know-how, such competitive technological position may be compromised if others independently develop the same or similar technologies. Kos seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors, and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of Kos’ confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If Kos’ employees, consultants, advisors, or collaborators develop inventions or processes independently that may be applicable to Kos’ products under development, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company’s property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company’s proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on Kos.

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

     Niaspan, Advicor, Azmacort and “Kos” are the Company’s principal registered trademarks, although other applications for registration of trademarks and service marks are currently pending in the Patent and Trademark Office and additional applications are in the process of being filed.

Manufacturing

     Kos currently manufactures its Niaspan and Advicor products in a single manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both products. Although both products have been approved for manufacture in the Edison facility, Kos has relatively limited experience in manufacturing products for commercial sale in the Edison facility and may identify inefficiencies that may exist in the manufacturing process. Kos may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products. Further, modifications to the facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies, including the Occupational Safety and Health Administration and the Environmental Protection Agency. The failure of the Company to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process, or to comply with current good manufacturing practices regulations and other regulations could delay the approval of Kos’ products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on the Company. Such occurrences may require Kos to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.

     In the event that the Company is not successful in its litigation with Barr, or if Barr commences distribution of its generic ER niacin product prior to the resolution of such litigation, then the Company may choose to enter into an arrangement with an authorized generic distributor pursuant to which such distributor would distribute a generic version of Kos’ Niaspan products that are manufactured by the Company. In such event, the Company would need to modify its manufacturing processes to manufacture the generic version of its products instead of the branded versions. This may result in the Company having inadequate supply of the generic version or the branded version, or both. The Company’s failure for any reason to manufacture and supply sufficient quantities of either the branded or generic versions of its Niaspan products would have a material adverse impact on the Company and its financial condition.

     The Company obtains the Azmacort product pursuant to the Azmacort Supply Agreement, which is scheduled to remain in effect until at least March 31, 2009. As such, the Company relies on Aventis to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company relies solely on Aventis to supply the Company with the Azmacort product, and the Company cannot provide any assurances that Aventis will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. On February 15, 2005, the Company was informed by Aventis that it intends, by March 31, 2005, to close on a transaction to sell the manufacturing plant where the Azmacort product is manufactured to a third party. The third party will be obligated to fulfill the supply requirements and Kos and the third party are currently discussing longer term and modified economic and supply arrangements.

     On December 29, 2003, the FDA issued the Company a warning letter related to a routine, unannounced inspection of the Company’s manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company now has remedied these deficiencies to the satisfaction of the FDA and has regained its FDA cGMP compliance status.

     The Company intends to continue to contract the packaging of its manufactured products to third parties. Kos may begin in-house packaging operations once product sales volumes justify the capital expenditures required to establish such capabilities. Certain of the Company’s raw materials, including the active ingredients in Niaspan and Advicor are currently obtained from single sources of supply under the terms of existing contracts with such suppliers. Kos intends, to the extent possible, to identify multiple sources for all of its key raw materials, including the active ingredients in Niaspan and Advicor, although an alternate source for at least one such material will not be available because of the supplier’s patent.

Competition

     The Company’s products compete with currently existing or future prescription pharmaceuticals, vitamins and therapies in the United States, Europe, and elsewhere. Kos estimates that its existing Niaspan and Advicor prescriptions account for approximately 3.4% of the total prescriptions currently being written in the United States for cholesterol-altering pharmaceutical compounds and that its existing Azmacort prescriptions account for approximately 8% of the total prescriptions currently being written in the United States for inhaled corticosteroid products. Competition for cholesterol-lowering pharmaceutical compounds, therapies and inhaled corticosteroids is intense. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price, patent position, side effects, promotion and advertising. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection, discover new drugs, or establish collaborative arrangements for drug research. Most of Kos’ competitors have substantially greater financial, marketing, technical, and human resources than those available to the Company, including combined field sales forces approximating 22,000 representatives currently active within the dyslipidemia and respiratory markets, compared with the Company’s approximately 475-person field sales forces and may be better equipped to develop, manufacture, advertise and market products. Many of Kos’ competitors can afford print and TV direct-to-consumer advertising (e.g., Crestor), enjoy the advantage of greater patient awareness of competing products, such as statins, and enjoy the cumulative benefits of prior marketing and advertising efforts that pre-date Kos’ promotional efforts. The large size and rapid growth of the cholesterol and respiratory disease therapy markets continues to encourage new product entries. Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin or dietary supplements or, in immediate-release form, for treatment of hyperlipidemia, as well as there are numerous manufacturers of inhaled corticosteroids for the treatment of asthma.

     The Company’s cardiovascular and respiratory products, when developed and marketed, will also compete in most cases with well established products containing the same active ingredient already being marketed by medium-sized and large pharmaceutical companies in the United States.

Employees

     As of December 31, 2004, Kos had 1,053 employees. No employee is represented by a union. Kos believes its employee relations are good. Kos also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. Kos expects to continue to require the services of such outside consultants.

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

ITEM 2. PROPERTIES.

     The Company leased the following properties as of December 31, 2004:

			Lease Expiration
			(Including Renewal	Minimum Annual
Location	Use	Square Feet	Options)	Rent
Cranbury, NJ	Corporate, research and admin. offices	71,600	June 2014	$2,425,000
Hollywood, FL	Manufacturing, research and admin. offices	23,500	November 2006	331,000
Weston, FL	Research and admin. offices	51,900	October 2008	872,000
Edison, NJ	Manufacturing, research, and admin. offices	53,400	October 2006	563,000
Raleigh, NC	Device engineering offices	6,000	August 2009	69,000

     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at, or in close proximity to, its present facilities to accommodate its near-term requirements.

ITEM 3. LEGAL PROCEEDINGS

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint. In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the amended complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by the Company, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to the Company’s 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid.

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

     From January 21 through February 23, 2004, the Company received numerous notices from Barr that it had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,676,967 patent. On March 26, 2004, the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004, Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringment. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the ‘145, ‘181, ‘428, ‘715, and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181,’428, and ‘930 patents are not infringed. The fourth case was consolidated with the first three on May 10, 2004.

     From June 8, 2004, through July 19, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,746,691 patent. On September 3, 2004, Barr filed a complaint seeking a declaratory judgment of invalidity of the patent. On September 30, 2004, the Company answered the complaint by denying invalidity and counterclaiming for infringement and seeking a declaratory judgment of infringement. Barr replied on October 20, 2004, by denying infringement of any valid and enforceable claim of the patent. The fifth case was consolidated with the first four on September 21, 2004.

     From November 22, 2004, through December 21, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification for each ANDA to provide for the 6,818,229 patent. The Company is currently evaluating the notices.

     The Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant marketing approval to Barr that would otherwise give Barr the right to market its generic niacin product. This stay is currently set at thirty months and is scheduled to expire on March 30, 2005. Upon the expiration of the thirty month stay, the FDA could grant final approval to Barr and Barr could commence the distribution of its generic ER niacin products notwithstanding Kos’ patents unless Kos were able to obtain an injunction prohibiting such activities by Barr. Kos believes that Barr may be taking certain actions to prepare for the distribution of its generic ER niacin products prior to resolution of the legal proceedings and that Barr could begin distributing such generic products as soon as March 30, 2005, although Kos has no way of knowing whether or when Barr might begin such distribution. On March 7, 2005, Kos sought a temporary restraining order and preliminary injunction preventing Barr from distributing its generic ER niacin products until the resolution of the pending litigation, however, there can be no assurance that such measures will be granted by the court. If Kos is not able to obtain such a restraining order and injunction, Barr could commence marketing and selling a generic alternative to Kos’ Niaspan product as soon as the FDA gives final approval, which could occur as early as March 30, 2005. Although Kos could seek from Barr recovery of any damages that Kos sustains in connection with any distribution activities conducted by Barr of a product that infringes a valid and enforceable claim in Kos’ patents, whether Kos is ultimately entitled to such damages would be determined by the court in connection with ongoing legal proceedings between Kos and Barr. If Barr were to commence selling a generic alternative to Kos’ Niaspan product prior to the resolution of the ongoing legal proceedings between Kos and Barr, it would have a material adverse effect on Kos and its business, financial condition and results of operations, and could result in the termination of its marketing arrangements with Takeda and Oryx. In addition, Kos’ previously issued guidance regarding its projected financial results for 2005 would no longer be accurate and Kos would have to revise such guidance.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on

Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. On May 24, 2004, the Third Circuit reversed the District Court’s denial of the Company’s Motion for Preliminary Injunction and directed the District Court to enter a Preliminary Injunction enjoining Andrx from using the Altocor mark. On June 10, 2004 the District Court entered a Consent Judgment permanently enjoining Andrx from using the mark Altocor effective August 15, 2004. The same day the District Court dismissed the trademark infringement lawsuit. In addition, as more fully fully described elsewhere in this Form 10-K, Andrx made a one-time settlement payment of $6.0 million to the Company.

     In addition, the Company is subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. Kos has recently learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of certain of Kos’ sales practices but Kos has not been able to confirm the scope of the investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of its sales practices but has not been able to reach any conclusions because of the preliminary and uncertain nature of the information of which it is currently aware. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol “KOSP”. As of March 1, 2005, there were 449 registered shareholders of record of the Company’s Common Stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company’s Common Stock on the Nasdaq National Market System.

Year Ended December 31, 2004	High	Low
First Quarter	$59.41	$37.06
Second Quarter	44.40	29.55
Third Quarter	39.41	28.00
Fourth Quarter	45.74	33.45

Year Ended December 31, 2003	High	Low
First Quarter	$20.89	$15.51
Second Quarter	27.10	16.79
Third Quarter	42.86	22.50
Fourth Quarter	47.73	32.42

     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for the five years ended December 31, 2004, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share data)
Statement of Operations:
Net sales(1)	$495,545	$293,907	$172,693	$84,227	$55,145
Licensing revenue	1,559	—	—	7,220	5,029

Total revenue	497,104	293,907	172,693	91,447	60,174
Cost of sales	36,926	20,038	15,362	7,646	5,932

	460,178	273,869	157,331	83,801	54,242

Operating expenses:
Research and development(2)	111,064	52,203	43,981	30,974	26,459
Selling, general and administrative	235,718	156,469	130,145	83,587	56,831

Total operating expenses(3)	346,782	208,672	174,126	114,561	83,290

Income (loss) from operations	113,396	65,197	(16,795)	(30,760)	(29,048)
Other expense (income):
Interest income, net	(2,388)	(614)	(160)	(242)	(323)
Interest expense-related parties	1,209	3,316	4,038	6,051	6,524
Interest expense-other	8	4	7	30	36
Other expense (income)(3)	(3,576)	198	136	(38,985)	(20)

Total other expense (income)	(4,747)	2,904	4,021	(33,146)	6,217

Income (loss) before provision for income taxes(1)	118,143	62,293	(20,816)	2,386	(35,265)
Provision for/(Benefit from) income taxes	(24,176)	2,879	—	—	—

Net income (loss)	$142,319	$59,414	$(20,816)	$2,386	$(35,265)

Earnings (loss) per share(4)
Basic	$3.76	$2.71	$(1.01)	$0.12	$(1.84)
Diluted	3.13	1.53	(1.01)	0.10	(1.84)
Weighted average Common Stock and Common Stock equivalents used in computing earnings (loss) per share(4)
Basic	37,897,597	21,913,928	20,582,205	20,221,089	19,202,877
Diluted	45,835,563	41,033,325	20,582,205	22,798,632	19,202,877

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet:
Cash and marketable securities	$258,703	$259,958	$19,572	$45,319	$6,125
Working capital (deficit)	245,103	248,059	(54,644)	27,160	(1,911)
Total assets	586,926	335,521	69,441	82,941	29,648
Total long-term debt(5)	209	30,000	34,025	95,082	72,000
Accumulated deficit	(91,628)	(233,947)	(293,361)	(272,545)	(274,931)
Shareholders’ equity (deficit)	435,142	239,627	(74,709)	(58,439)	(65,090)

(1)	For 2003, includes the effect of a $11.1 million revenue benefit and $9.9 million benefit to income before provision for income taxes resulting from a change in accounting estimate. See Note 2 of Notes to Consolidated Financial Statements for information concerning this change in accounting estimate.

(2)	For 2004, includes the effect of a one-time, $38 million in-process R&D write-off associated with the acquisition of the Azmacort product.

(3)	For 2001, includes the effect of a $45 million settlement received from Bristol Myers Squibb Company, of which $6 million was recorded as reimbursement of operating expenses and $39 million as other income. For 2004, includes the effect of a $6 million settlement received from Andrx, of which $2 million was recorded as reimbursement of operating expenses and $4 million as other income.

(4)	See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of earnings (loss) per share.

(5)	For 2004, excludes $19 million of debt due to Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, as such debt matures on June 30, 2005. For 2002, excludes $50 million of debt due to Michael Jaharis, as such debt matured on December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own specialty sales force and co-promotion partner in the U.S. and through its commercialization partner and license arrangements outside of the U.S., Canada and Japan. On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. (the “Azmacort Acquisition Agreement”) and a finished product supply agreement (the “Azmacort Supply Agreement” and together with the Azmacort Acquisition Agreement, the “Aventis Agreements”) with Aventis Pharmaceuticals Inc. (collectively with Aventis Pharmaceuticals Holdings Inc., “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The Company’s cardiovascular and metabolic products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory and metabolic products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

     The Company’s current core business strategy is based upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety or patient compliance advantages compared with existing formulations of such products.

     The principal elements of Kos’ current business strategy are as follows:

(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing the awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular, metabolic and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	manage internally the clinical development of its products;

(v)	manufacture its products internally, or where necessary or prudent, using a contract manufacturer;

(vi)	market its products directly through the Company’s sales forces, which Kos may supplement with a contract sales organization or other partners and through co-promotion and other strategic alliances to extend the marketing reach of the Company to new and existing patients; and

(vii)	leverage its core competencies through corporate and academic alliances.

     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan, Advicor, and Azmacort products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $427.3 million for the year ended December 31, 2004, from $293.9 million for the same period in 2003. This 45.4% increase in Niaspan and Advicor revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2004 period, partially offset by the impact of a change in product return estimates (as described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) in the first quarter of 2003. As mentioned above, the Company began recording Azmacort revenue on April 1, 2004. Azmacort revenue through December 31, 2004 totaled $68.3 million. Net income for the year ended December 31, 2004, was $142.3 million compared to net income of $59.4 million for the same period in 2003. The increase, in part, was also attributable to a net benefit from income taxes of $24.2 million, principally related to the reversal of the majority of the Company’s deferred tax asset valuation allowance and to the deferred income tax benefit associated with a $38.0 million charge related to the Aventis transaction, as more fully described below. The increase in net income was partially offset by the write-off, as a research and development expense, of approximately $38.0 million for the value of in-process research and development associated with the assets acquired from Aventis, as more fully described below.

     Because Kos’ current core business strategy is mostly dependent on the reformulation of existing compounds or the development or acquisition of products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular, metabolic and respiratory treatments. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor and Azmacort products, and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

General

     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technology, Inc., now Aeropharm Technology, LLC (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities, and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this Form 10-K filing to the Company’s business include the business and operations of Holdings until June 30, 1996.

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through December 31, 2004, the Company had accumulated a net deficit from operations of approximately $91.6 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. As of December 31, 2004, the

Company had approximately $165.4 million of net operating loss carryforwards and $4.7 million of tax credits.

     On July 28, 1997, Kos received clearance from the Food and Drug Administration (“FDA”) to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. The Company and its co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), currently market Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications.

     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marked the first time that the FDA has approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with Niaspan, Kos and Takeda market Advicor directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications.

     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of a hydrofluoroalkane (“HFA”) version of the product in development. Under the terms of the Azmacort Supply Agreement, Aventis has agreed to supply finished product to Kos for a period of five years from the date of the Azmacort acquisition. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $6.7 million for the value of certain other intangibles, $7.0 million for the value of inventory, and $38.0 million for the value of in-process research and development. The $38.0 million value assigned to in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying consolidated statement of operations for the year ended December 31, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from five to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists.

     The In-process R&D Write-off was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

     The acquired in-process research and development represents a single project, the HFA formulation of Azmacort. The HFA formulation of Azmacort does not use a chlorofluorocarbon (“CFC”)-based propellant and, consequently, does not deplete the Ozone Layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (“the Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.

     The Azmacort HFA formulation had not achieved technological feasibility as of the transaction date. Among the technological matters to be resolved are: manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg formulations.

     The Company believes it may have to invest up to $13.5 million during the 2005-2008 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin as early as 2009.

     The fair value of all of the in-process research and development was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rate utilized in calculating the fair value of the Azmacort HFA formulation was 36%.

Recent Developments

     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc. (“Triad”), a privately-held drug discovery and design pharmaceutical company focused on developing molecules for a variety of diseases, including orally active therapies for diabetes, cancer and cholesterol disorders and now controlled by a limited partnership (the “Triad Limited Partnership”) formed by the wife of Michael Jaharis, the Company’s founder, principal shareholder, and Chairman Emeritus of the Company’s Board of Directors. At the time the agreements were executed, Mr. Jaharis directly controlled Triad. Under the Sponsored Research Agreement, Triad has agreed to perform research relating to the design and synthesis of molecules to increase HDL cholesterol (the “Field”). The Sponsored Research Agreement has a two-year term ending September 30, 2005, subject to extension, and provides for total payments by the Company during the initial two-year term of $1.5 million. Triad commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $187,500 to Triad in 2003 and $937,500 in 2004 in connection with the Sponsored Research Agreement. Under the License Agreement, Triad granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property in the Field developed during the term of the Sponsored Research Agreement (e.g., methods, processes, trade secrets and technical data) that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Triad may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Triad will pay to the Company royalties on income earned by Triad from the commercialization of any such non-exclusive intellectual property within the Field. Triad conducts the sponsored research pursuant to its sponsored research and license agreements with Tufts University.

     On February 1, 2005, the Company paid $4.0 million of a proposed aggregate $8.0 million investment in Triad through the purchase of shares of a new series of convertible preferred stock of Triad (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Triad achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4.0 million of Series F Preferred Stock. The investment is part of a $16.0 million round of financing for Triad, with the remaining $8.0 million being provided by the Triad Limited Partnership under similar terms and conditions as the Company’s investment. Assuming consummation of the second $4.0 million investment, the Company would own approximately 27% and the Triad Limited Partnership would own or have the right to vote approximately 48% of the outstanding common stock of Triad on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Triad Limited Partnership is entitled to designate seven persons, to Triad’s thirteen member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Triad Board of Directors and has been elected by the directors of Triad as Chairman. The Company will appoint two additional persons to the Triad Board at a later date. Michael Jaharis, Steven Jaharis and Kevin T. Ferro, directors of Kos, have been appointed by the Triad Limited Partnership to the Triad Board of Directors.

     In connection with the closing of the investment in Triad on February 1, 2005, Christopher P. Kiritsy, Kos’ Executive Vice President, Corporate Development and CFO, notified the Company that he will be resigning from the Company, after his successor as CFO is found, which is expected to occur during the second quarter of 2005, and has accepted the position of President and Chief Executive Officer of Triad. Additionally, pursuant to pre-existing contractual arrangements, Mr. Kiritsy acquired directly from Mrs. Jaharis approximately 1% of the outstanding Triad stock on an “as converted” basis, representing all of her remaining ownership interest in Triad. Mr. Kiritsy has also received stock options to purchase 243,600 shares of Triad common stock under the Triad stock option plan. The Triad common stock currently owned by Mr. Kiritsy and the Triad common stock issuable upon exercise of stock options granted to Mr. Kiritsy are subject to voting agreements in favor of the Triad Limited Partnership and Triad, respectively.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Form 10-K. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, and reimbursements relating to Medicaid and Medicare, accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on Kos’ analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates, chargebacks, and reimbursements associated with Medicaid and Medicare represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes.

     The most pertinent inputs used in the estimation of the Company sales allowances and accruals, and product inventory levels in its distribution channel, include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product best price (derived from the Company’s contractual arrangements), and average manufacturer price (“AMP”) (computational in nature using historical data). Of these inputs, prescription data and AMP require significant estimation. The Company believes that variances between estimates and actual results of prescription data and AMP may reasonably vary between +/- 5% and +/- 5%, respectively. The following table reflects the potential impact to revenue for the year ended December 31, 2004, based upon various combinations of these reasonably likely outcomes in prescription data and AMP estimates (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):

	Impact on Niaspan, Advicor and Azmacort Revenue
	Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
	(in millions, except % variance)
	Prescription Variance
AMP Variance	(5%)	(3%)	(1%)	0%	1%	3%	5%
(5%)	$(1.7)	$(1.8)	$(1.8)	$(1.9)	$(1.9)	$(2.0)	$(2.0)
(3%)	(1.1)	(1.1)	(1.2)	(1.2)	(1.2)	(1.3)	(1.4)
(1%)	(0.3)	(0.4)	(0.4)	(0.4)	(0.5)	(0.5)	(0.6)
0%	0.1	—	—	—	(0.1)	(0.1)	(0.2)
1%	0.5	0.4	0.4	0.3	0.3	0.2	0.2
3%	1.2	1.2	1.1	1.1	1.1	1.0	1.0
5%	2.0	1.9	1.9	1.9	1.8	1.8	1.7

     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Other than the changes described below associated with the Company’s estimate of its product return exposure during the first quarter of 2003, and the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset, such changes to these estimates have not been material to the Company’s results of operations during the years ended December 31, 2004, 2003 and 2002.

     The Company periodically evaluates the volume of its Niaspan, Advicor, and Azmacort products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its internally-developed products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for the Niaspan and Advicor products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of prior period product shipments not recognized as revenue because of Kos’ previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.45 per share and $0.24 per share, respectively, for the year ended December 31, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.

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

     As of December 31, 2004, the Company had deferred tax assets of approximately $58.7 million and a remaining valuation allowance of approximately $4.2 million (principally related to certain state NOLs which may not be realized the Company), which resulted in net deferred tax assets of approximately $54.5 million. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizabilty of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, is reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004, includes the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate for the period and $3.9 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the In-process R&D Write-off.

     Included in the Company’s $54.5 million of net deferred tax assets as of December 31, 2004, were $12.5 million of federal NOLs available to offset future federal taxable income and $152.9 million of state NOLs available to offset future state taxable income. In addition, the Company had $4.7 million of other tax credits to offset future federal income tax. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

Years Ended December 31, 2004 and 2003

     The Company’s reported revenue increased 69% to $497.1 million for the year ended December 31, 2004, from $293.9 million for the same period in 2003. Revenues by product for the years ended December 31, 2004 and 2003 and the respective change of the 2004 period over the prior year period were as follows:

	Years Ended December 31,
	2004	% of Revenues	2003	% of Revenues	% Change
	(in mils.)		(in mils.)
Niaspan	$319.1	64.2	$226.5	77.1	40.9
Advicor	108.2	21.8	67.4	22.9	60.5
Azmacort	68.3	13.7	—	—	N/A
Other	1.5	0.3	—	—	N/A

	$497.1	100.0	$293.9	100.0	69.1

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2004 period as compared to the 2003 period. Of the $92.6 million increase in Niaspan net sales during 2004, $52.8 million resulted from increases in unit volume and $39.8 million resulted from increases in price. Of the $40.8 million increase in Advicor net sales during 2004, $31.4 million resulted from increases in unit volume and $9.4 million resulted from increases in price. Additionally, the 2004 period includes revenue for the Azmacort product, for which commercialization began on April 1, 2004. These increases were partially offset by the change in product return estimates (as described above), which increased 2003 revenue by $11.1 million.

     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the years ended December 31, 2004 and 2003, follows:

	2004						2003
	Niaspan		Advicor		Azmacort		Niaspan		Advicor		Azmacort
Provisions	Gross		Gross		Gross		Gross		Gross		Gross
For	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$314.6	70	$52.5	41	$27.0	28	$208.7	69	$26.9	37	NA	NA
Chargebacks	90.3	20	7.7	6	23.9	25	42.3	14	1.1	1	NA	NA
Returns	452.4	100	127.1	100	96.3	100	303.3	100	73.0	100	NA	NA
Discounts	452.4	100	127.1	100	96.3	100	303.3	100	73.0	100	NA	NA

     The Company had accrual balances related to its managed care rebates and chargebacks of $50.0 million and $18.2 million, as of December 31, 2004 and 2003, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $2.8 million and $2.1 million, as of December 31, 2004 and 2003, respectively.

     Cost of sales increased 84% to $36.9 million for the year ended December 31, 2004, from $20.0 million for the same period in 2003, primarily as result of increased unit sales of the Niaspan and Advicor products, combined with the addition of the Azmacort product to the Company’s product portfolio on March 31, 2004. In 2004, cost of sales was approximately 7.5% of net sales, as compared to 6.8% for the same period in 2003. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort to the Company’s product offering, partially offset by price increases as described above.

     The Company’s research and development expenses increased 113% to $111.1 million for the year ended December 31, 2004, from $52.2 million for the same period in 2003. The increased expenses related primarily to a one-time charge of $38.0 million related to the In-process R&D Write-off, and to increases of $7.9 million principally associated with clinical studies for the Company’s products under development, of $7.4 million in personnel and personnel-related costs, and of $1.9 million in medical educational programs in support of the Company’s marketed products.

     Selling, general and administrative expenses increased 51% to $235.7 million for the year ended December 31, 2004, from $156.5 million for the same period in 2003. Within this category, selling expenses increased to $197.2 million for the 2004 period from $124.3 million for the comparable 2003 period. The growth in selling expenses was primarily related to increases of $38.5 million in royalty expenses, of $20.6 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products and of $10.4 million of amortization related to the Azmacort purchase. General and administrative expenses increased to $38.5 million for the year ended December 31, 2004, from $32.2 million for the year ended December 31, 2003. This increase in general and administrative expenses was primarily related to increases of $3.0 million in personnel and personnel related costs, of $1.3 million in professional fees, and of $4.0 million in other costs associated with the expanded activities of the Company. The increases were partially offset by the impact of a $6.0 million trademark litigation settlement with Andrx Corporation and Andrx Laboratories, Inc. of which $2.0 million representing a reimbursement of legal costs, was recorded as an offset to general and administrative expenses.

     As previously described, the benefit for income taxes in the accompanying consolidated statement of operations for the year ended December 31, 2004 includes the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate for the period and $3.9 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred tax benefit related to the In-process R&D Write-off.

     As of December 31, 2004, the Company was subject to the terms of the December 19, 2002, $30 million credit facility (the “Additional Standby Facility”), and the December 21, 1999, $50 million credit facility (the “Standby Facility”), with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. During 2003, the Company was also subject to the terms of the September 1, 1999, $50 million credit facility (the “Supplemental Credit Facility”) with Mr. Jaharis and with a transferee of Mr. Jaharis’ wife until its conversion into Common Stock during the fourth quarter of 2003. Interest expense under the Company’s credit facilities totaled $1.2 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.

     The Company’s net income increased 140% to $142.3 million for the year ended December 31, 2004, compared with $59.4 million for the year ended December 31, 2003.

Years Ended December 31, 2003 and 2002

     The Company’s reported revenue increased 70% to $293.9 million for the year ended December 31, 2003, from $172.7 million for the same period in 2002. Revenues by product for the years ended December 31, 2003 and 2002 and the respective change of the 2003 period over the prior year period were as follows:

	Years Ended December 31,
	2003	% of Revenues	2002	% of Revenues	% Change
	(in mils.)		(in mils.)
Niaspan	$226.5	77.1	$145.6	84.3	55.6
Advicor	67.4	22.9	27.1	15.7	148.7

	$293.9	100.0	$172.7	100.0	70.2

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s products during the 2003 period as compared to the 2002 period, and to the change in product return estimates (as described above). Of the $80.9 million increase in Niaspan net sales during 2003, $55.0 million resulted from increases in unit volume and $25.9 million resulted from increases in price. Of the $40.3 million increase in Advicor net sales during 2003, $38.3 million resulted from increases in unit volume and $2.0 million resulted from increases in price.

     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the years ended December 31, 2003 and 2002, follows:

	2003				2002
	Niaspan		Advicor		Niaspan		Advicor
Provisions	Gross		Gross		Gross		Gross
For	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$208.7	69	$26.9	37	$125.6	68	$11.2	36
Chargebacks	42.3	14	1.1	1	22.0	12	0.1	0
Returns	303.3	100	73.0	100	185.7	100	31.4	100
Discounts	303.3	100	73.0	100	185.7	100	31.4	100

     The Company had accrual balances related to its managed care rebates and chargebacks of $18.2 million and $8.7 million, as of December 31, 2003 and 2002, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $2.1 million and $2.4 million, as of December 31, 2003 and 2002, respectively.

     Cost of sales increased 30% to $20.0 million for the year ended December 31, 2003, from $15.4 million for the same period in 2002, primarily as a result of increased unit sales of the Niaspan and Advicor products. In 2003, cost of sales was approximately 6.8% of net sales, as compared to 8.9% for the same period in 2002. The decrease was primarily a result of the price increases discussed above and, to a lesser extent, of increased efficiencies associated with the Company’s manufacturing processes.

     The Company’s research and development expenses increased 19% to $52.2 million for the year ended December 31, 2003, from $44.0 million for the same period in 2002. The increased expenses related primarily to increases of $4.2 million in personnel and personnel-related costs, and of $3.1 million principally associated with Advicor clinical studies. These increases were partially offset by decreases of $0.9 million in medical education costs which were greater during the 2002 period in support of the commercial launch of the Advicor product, of $0.9 million associated with formulation costs for products under development, and $0.2 million resulting from Merck reimbursement payments.

     Selling, general and administrative expenses increased 20% to $156.5 million for the year ended December 31, 2003, from $130.1 million for the same period in 2002. Within this category, selling expenses increased to $124.3 million for the 2003 period from $108.5 million for the comparable 2002 period. The growth in selling expenses was primarily related to increases of $13.9 million in sales force operating costs in support of the Niaspan and Advicor products, and of $2.3 million in royalty expenses. General and administrative expenses increased to $32.2 million for the year ended December 31, 2003, from $21.6 million for the year ended December 31, 2002. This increase in general and administrative expenses was primarily related to increases of $3.7 million in personnel and personnel related costs, of $3.2 million in professional fees, of $2.5 million associated with a warrant award and with a modification made to a stock option grant previously made to a former employee, and of $1.2 million in other costs associated with the expanded activities of the Company.

     The Company recorded a $2.9 million income tax provision for the year ended December 31, 2003, to reflect $1.3 million of federal alternative minimum tax and $1.6 million of state income tax liabilities that could not be offset by utilizing the Company’s net operating loss carryforwards.

     The Company recorded net income of $59.4 million for the year ended December 31, 2003, compared with a net loss of $20.8 million for the year ended December 31, 2002.

Liquidity and Capital Resources

     At December 31, 2004, the Company had cash and cash equivalents of $258.7 million and working capital of $245.1 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and the acquisition of the Azmacort product.

     Net cash provided by operating activities was $196.4 million in 2004, compared to net cash provided by operating activities of $55.6 million in 2003, and $1.2 million of net cash used in operating activities in 2002. The increase in net cash provided by operating activities in 2004 was primarily a result of the increase in net income adjusted for non-cash items, as well as increases in working capital sources of cash. Working capital sources of cash during 2004 included decreases in inventory as well as increases in accounts payable, accrued expenses and advance payments received on license agreements, partially offset by increases in trade accounts receivable, prepaid expenses and other current assets, and deferred tax assets. The net cash provided by operating activities in 2003 was primarily a result of net income adjusted for non-cash items partially offset by working capital uses of cash. Working capital uses of cash during 2003 included increases in trade accounts receivable, inventories, prepaid expenses and other current assets, and decreases in advance payments from customers, partially offset by increases in accounts payable, accrued expenses and advance payments received on license agreements. The net cash used in operating activities in 2002 was primarily a result of a net loss adjusted for non-cash items partially offset by working capital sources of cash. Working capital sources of cash in 2002 included decreases in the Company’s current non-cash assets, except for an increase in trade accounts receivable and increases in the Company’s current liabilities.

     Net cash used in investing activities was $215.6 million in 2004, compared to $11.0 million in 2003, and $6.7 million in 2002. The significant increase in cash used in investing activities during the year ended December 31, 2004, related principally to the purchase during the 2004 period of the Azmacort product, for $206.1 million.

     In 2004, net cash provided by financing activities was $18.0 million, compared to net cash provided by financing activities of $195.8 million in 2003, and to net cash used in financing activities of $17.8 million in 2002. The decrease in net cash provided by financing activities in 2004 was primarily related to the net proceeds received in 2003 from the Company’s stock offering (as described below), which were partially offset by the absence during the 2004 period of the payments made during 2003 against borrowings previously made under the Standby Facility. The decrease in cash provided by financing activities during the 2004 period as compared to 2003 was also partially offset by an increase in cash received from the exercise of stock options and from employee participation in the employee stock purchase plan during 2004.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with the Additional Standby Facility expiring on June 30, 2008. In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2004. Borrowings, when outstanding, will bear interest at the prime rate (5.25% as of December 31, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10,

2005, Mr. Jaharis gifted his rights and obligations under the Additional Standby Facility to his wife. All other terms and conditions of the Additional Standby Facility remain unchanged.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million Supplemental Credit Facility initially entered into with Mr. Jaharis on October 7, 1998. On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controlled. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, in connection with an equity offering of the Company’s Common Stock pursuant to an effective shelf registration statement, the Limited Partnership controlled by Mrs. Jaharis exercised its right to convert $6,137,500 of borrowings outstanding under the Supplemental Credit Facility into 1,250,000 shares of the Company’s Common Stock. Those shares were then sold by the Limited Partnership as part of the equity offering. The Company did not receive any proceeds from such sale by the Limited Partnership controlled by Mrs. Jaharis. On December 31, 2003, all then outstanding borrowings under the Supplemental Credit Facility, which totaled $43,862,500 and bore interest at the prime rate, were converted into 8,933,299 shares of the Company’s Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company through the Standby Facility. Borrowings made under the Standby Facility totaled $19 million as of December 31, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. In addition to including standard and customary loan covenants and conditions, the Standby Facility includes the conditions that the death of lender shall not have occurred, that lender, his spouse and children, and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. As of December 31, 2004, warrants to purchase 3,800,000 shares of the Company’s Common Stock remained outstanding. On January 10, 2005, Mr. Jaharis gifted his rights and obligations under the Standby Facility to his wife. All other terms and conditions of the Standby Facility remain unchanged. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company. The Company believes that on or prior to the maturity date, it will have sufficient cash, available credit, and access to capital from third parties to be able to repay the Standby Facility on a timely basis in the event that Mrs. Jaharis does not elect to exercise all or a portion of the remaining non-detachable warrants to purchase shares of the Company’s Common Stock. However, the Company believes that, if the market price of the Company’s Common Stock continues to significantly exceed the warrant exercise price established under the Standby Facility, which is $5.00 per share, through the end of the warrant exercise period, Mrs. Jaharis will elect to exercise the warrants available under this facility into shares of Kos Common Stock prior to the end of the warrant exercise period, thereby relieving the Company of the obligation to repay such facility. If such warrant exercise were not to take place for any reason, the Company would be required to utilize its cash flow from operations and its then remaining borrowing capacity under its other facility with Mrs. Jaharis, if such borrowing capacity is available at all, to repay borrowings due under the Standby Facility.

     The Company recorded $1.2 million and $3.3 million of interest expense for the years ended December 31, 2004 and 2003, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company filed a new shelf registration statement that covered the shares of the earlier Shelf Registration (the “Amended Shelf Registration”) and which allowed the Limited Partnership to sell up to 1,500,000 shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by BMS and the Company’s Chairman. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 25, 2003, the Company sold 3,750,000 shares of Common Stock and the Limited Partnership sold 1,250,000 shares of Common Stock (converted from the Supplemental Credit Facility) pursuant to the Amended Shelf Registration. On December 22, 2003, the Company sold an additional 650,000 shares of Common Stock and the Company’s Chairman sold 100,000 shares of Common Stock to cover over-allotments as permitted in the Amended Shelf Registration. Net proceeds to the Company resulting from the sale of the 4,400,000 shares of Common Stock totaled $184.3 million. Proceeds from the offerings, other than the proceeds pertaining to the selling shareholders, were mostly used to finance the purchase of the Azmacort product from Aventis.

     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility through June 30, 2008 and the Standby Facility through June 30, 2005, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor and Azmacort products, its ability to continue to access its credit facilities, its ability to control operating expenses and on its ability to maintain the protection afforded by its patents. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor and Azmacort, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility and the Standby Facility, and other events – including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of lawsuits involving the Company’s intellectual property; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require the consent of the Company’s current lender. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

Contractual Obligations

     The following table summarizes the Company’s significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on Kos’ liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities as of December 31, 2004.

	Payments Due by Period
	(in millions)
	Less			More
	than 1	1-3	3-5	than 5
	year	years	years	years	Total
Operating lease obligations	$8.0	$13.6	$7.1	$14.7	$43.4
Employment agreements	1.4	2.5	1.9	1.1	6.9
Short term obligations	19.0	—	—	—	19.0
Capital lease	0.1	0.2	—	—	0.3

Total contractual obligations	$28.5	$16.3	$9.0	$15.8	$69.6

     As of December 31, 2004, the only long-term obligations of the Company subject to interest expense were its capital leases. The Company will be subject to interest expense related to its capital leases of $12,000 and $7,000 during 2005 and for the period from 2006 through 2007, respectively.

     Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. The Company’s purchase orders are based on its current manufacturing or operating needs and are fulfilled by its vendors within a short period of time. As of December 31, 2004, the Company had commitments for raw materials with two of its vendors totaling approximately $2.0 million.

     Contractual obligations such as sponsored research and licensing agreements that are contingent upon the achievement of certain milestones are not included in the table above. Such arrangements are not considered contractual obligations until the milestone is met by the third party and, in most cases, are cancelable at the option of the Company. As of December 31, 2004, assuming all future milestones were met, additional required payments related to sponsored research and licensing agreements would be approximately $2.0 million.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). As of December 31, 2004, in connection with the Merck Agreement, Kos had received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck if Kos fails to achieve certain regulatory milestones). Refundable amounts under the Merck Agreement are not included in the table above.

     On November 4, 2003, the Company and Takeda announced a three-year agreement to co-promote Niaspan and Advicor in the United States. Obligations associated with Takeda and with a contract sales organization (“CSO”) are based upon net sales of the Company and are not included in the table above. The Company will pay Takeda a royalty on incremental net sales of the Company’s Niaspan and Advicor products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement. The Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002 (the “CSO Agreement”). The royalty amounts payable to the CSO are subject to a cumulative minimum of $50 million over the term of the CSO Agreement, not to exceed $65 million over such contract term. Through December 31, 2004, the Company had incurred $28.6 million in royalties related to the CSO Agreement.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with its co-promotion and commercialization partners; respond to competitive pressures from competing therapies for the treatment of cardiovascular, respiratory and other conditions that are the focus of the Company’s products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; achieve a successful conclusion to the ongoing litigation with Barr Laboratories, Inc.; commercialize its products outside the United States and the success of its relationship with Merck KGaA (“Merck”); achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort; meet the conditions necessary to obtain funding under its funding arrangements; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product (assuming, for example, no generic entry of competing products), the ability of Kos to continue to build awareness for Niaspan and Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s co-promotion relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”), the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck and Oryx Pharmaceuticals, Inc. (“Oryx”), the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop (both internally and through sponsored research arrangements with third parties) and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort product, the growth in sales of the Azmacort product, the Company’s ability to build awareness of Azmacort within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of Azmacort, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, Patent Trademark Office, tax and competition issues, as well as certain other risks including those set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Market Acceptance and Sales Growth of Niaspan and Advicor

     The Company’s success depends in part upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the commercialization of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and lovastatin, a statin-class compound, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the substitution of niacin dietary supplements for its products. Sales could also be affected by competition from the sale of other statin products and other cardiovascular therapies. The Company believes that intolerable flushing and potential liver toxicity associated with other currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day and at high dosages, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to maintain and/or obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.

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

     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cholesterol therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, by the September 2003 release of Crestor, a new, highly powerful statin product, or by the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, the increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in reducing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cholesterol drugs is driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Integration and Sales Growth of Azmacort

     There can be no assurance that the Company will be able to continue to profitably manage and integrate the Azmacort product into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that reverses the declining trend in the sales of such product, the failure of the Company to achieve substantial growth in the sales of the Azmacort product, and the failure of the Company to source sufficient quantities of Azmacort from Aventis or its assignee could have a material adverse effect on the Company’s business, operations and financial condition.

Uncertainty of Future Profitability

     To date, the Company has dedicated most of its financial resources to the development and commercialization of the Niaspan and Advicor products, the development of other products, the acquisition of the Azmacort product on March 31, 2004 and general and administrative expenses. The Company has generated an accumulated deficit as of December 31, 2004, of $91.6 million. Excluding the impact of a $45.0 million settlement received from Bristol Myers Squibb Company in 2001, the Company generated full-year net income for the first time in 2003. The Company’s ability to maintain profitability will depend, among other things, on the commercial success of the Niaspan, Advicor and Azmacort products; on the Company’s ability to successfully exploit the Company’s manufacturing and sales and marketing capabilities; on the Company’s ability to obtain patents, enforce and maintain those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties; on the Company’s ability to complete the development of, and obtain regulatory approvals for, and achieve market acceptance for the Company’s products under development; on the successful outcome of the litigation with Barr Laboratories, Inc.; on the Company’s ability to maintain exclusivity in 2005 for its Niaspan product; and on the Company’s ability to maintain sufficient funds to finance the Company’s activities. As of December 31, 2004, the Company had approximately $165.4 million of net operating loss carryforwards and $4.7 million of other tax credits. If the Company is unable to sustain profitability, however, its carryforwards and tax credits may not be utilized.

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

     The U.S. Patent and Trademark Office (the “PTO”) has issued U.S. Patent numbers 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691 and 6,818,229 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

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

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint. In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the amended complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by the Company, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to the Company’s 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid.

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

     From January 21 through February 23, 2004, the Company received numerous notices from Barr that if had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,676,967 patent. On March 26, 2004, the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004, Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringment. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the ‘145, ‘181, ‘428, ‘715, and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181,’428, and ‘930 patents are not infringed. The fourth case was consolidated with the first three on May 10, 2004.

     From June 8, 2004 through July 19, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,746,691 patent. On September 3, 2004, Barr filed a complaint seeking a declaratory judgment of invalidity of the patent. On September 30, 2004, the Company answered the complaint by denying invalidity and counterclaiming for infringement and seeking a declaratory judgment of infringement. Barr replied on October 20, 2004, by denying infringement of any valid and enforceable claim of the patent. The fifth case was consolidated with the first four on September 21, 2004.

     From November 22, 2004 through December 21, 2004, the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification for each ANDA to provide for the 6,818,229 patent. The Company is currently evaluating the notices.

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

Marketing of Generic Niacin Product Prior to Resolution of Litigation with Barr Laboratories, Inc.

     The Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant marketing approval to Barr that would otherwise give Barr the right to market its generic niacin product. This stay is currently set at thirty months and is scheduled to expire on March 30, 2005. Upon the expiration of the thirty month stay, the FDA could grant final approval to Barr and Barr could commence the distribution of its generic ER niacin products notwithstanding Kos’ patents unless Kos were able to obtain an injunction prohibiting such activities by Barr. Kos believes that Barr may be taking certain actions to prepare for the distribution of its generic ER niacin products prior to resolution of the legal proceedings and that Barr could begin distributing such generic products as soon as March 30, 2005, although Kos has no way of knowing whether or when Barr might begin such distribution. On March 7, 2005, Kos sought a temporary restraining order and preliminary injunction preventing Barr from distributing its generic ER niacin products until the resolution of the pending litigation, however, there can be no assurance that such measures will be granted by the court. If Kos is not able to obtain such a restraining order and injunction, Barr could commence marketing and selling a generic alternative to Kos’ Niaspan product as soon as the FDA gives final approval, which could occur as early as March 30, 2005. Although Kos could seek from Barr recovery of any damages that Kos sustains in connection with any distribution activities conducted by Barr of a product that infringes a valid and enforceable claim in Kos’ patents, whether Kos is ultimately entitled to such damages would be determined by the court in connection with ongoing legal proceedings between Kos and Barr. If Barr were to commence selling a generic alternative to Kos’ Niaspan product prior to the resolution of the ongoing legal proceedings between Kos and Barr, it would have a material adverse effect on Kos and its business, financial condition and results of operations, and could result in the termination of its marketing arrangements with Takeda and Oryx. In addition, Kos’ previously issued guidance regarding its projected financial results for 2005 would no longer be accurate and Kos would have to revise such guidance.

Future Capital Needs; Uncertainty of Additional Funding

     As of December 31, 2004, the Company had $19.0 million in outstanding borrowings from Michael Jaharis, the Company’s principal shareholder, director, and Chairman Emeritus. The Company can borrow from Mr. Jaharis and his transferees up to $61.0 million under agreements currently in place through June 30, 2005 and, thereafter, up to $30 million under an agreement currently in place through June 30, 2008; provided that the conditions of borrowings have been satisfied including, without limitation, that the death of lender shall not have occurred, the lender, his spouse, children and entities they control continue to own at least 40% of Common Stock of the Company, and no material adverse change shall have occurred to the Company or its financial condition. The repayment of funds borrowed from Mr. Jaharis are secured by the pledge of all of the Company’s assets to him. As a result, if the Company is unable to repay the loans as they become due, the Company could be forced to liquidate the Company’s assets or transfer all of such assets to Mr. Jaharis and his transferees. On January 10, 2005, Mr. Jaharis gifted his rights and obligations under the Company’s outstanding borrowings to his wife. All other terms and conditions of the borrowings remain unchanged.

     The Company has spent, and will continue to be required to spend, substantial funds to continue research and development activities, including clinical trials of the Company’s products under development, and to commercialize the Niaspan, Advicor and Azmacort products and the Company’s other products under development, if regulatory approvals are obtained for such products under development.

     The Company believes that it has sufficient resources, including funds available to it under loans from Mrs. Jaharis to fund the Company’s operations through at least the next twelve months. Even with the proceeds from these sources, however, the Company may need or elect to raise additional capital prior to such date. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on: the near-term commercial success of Niaspan, Advicor, and Azmacort; its ability to meet the conditions necessary to obtain funding under its lines of credit, including, without limitation, that the death of the lender shall not have occurred, the lender, his spouse, children and entities they control continue to own at least 40% of Common Stock of the Company, and no material adverse change shall have occurred to the Company or its financial condition; the problems, delays, expenses and complications frequently encountered by companies at this stage of development; the progress of the Company’s research, development, and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, litigating and enforcing patent claims and other intellectual property rights; the Company’s ability to manufacture and supply (or have manufactured and supplied) sufficient quantities of its Niaspan, Advicor and Azmacort products; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business. Estimates about the adequacy of funding for the Company’s activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Niaspan, Advicor and Azmacort products, the regulatory and commercial success of the Advicor product, the outcome of litigation related to the Company’s intellectual property, including the litigation with Barr, and that testing and regulatory procedures relating to the Company’s other products under development can be conducted at projected costs and within projected time frames. To the extent these assumptions prove to be inaccurate, the Company may have insufficient resources to fund its operations as currently planned.

     To satisfy the Company’s capital requirements, it may seek to raise funds in the public or private capital markets. The Company’s ability to raise additional funds in the public markets may be adversely affected if sales of the Niaspan, Advicor, and Azmacort products do not increase rapidly; if the Company loses the litigation with Barr Laboratories, Inc.; if the results of the clinical trials for the Company’s products under development are not favorable; or if regulatory approval for any of the Company’s products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. If adequate funds are not available to the Company, or if available, their terms are unacceptable, the Company may be required to significantly reduce its marketing activities for the Niaspan, Advicor and Azmacort products or curtail significantly one or more of the Company’s research or development programs or the Company may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to the Niaspan, Advicor or Azmacort products or to some or all of the Company’s technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company’s securities.

Registration Rights

     The Company has granted certain registration rights to its controlling shareholder, Mr. Jaharis, his spouse, and their transferees, and to Kos Investments, Inc. and Kos Holdings, Inc., which entitle such persons and entities to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 23,901,507 shares of the Company’s common stock owned or controlled by such persons or entities or that could be acquired by such person or entities upon exercise or conversion of securities they currently hold. These registration rights generally would also permit the holders of such rights to include shares in any registration statement otherwise filed by the Company. By exercising these registration rights, these persons and entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Company’s common stock and could impair the Company’s ability to raise additional capital.

Limited Sales and Marketing Resources

     Although the Niaspan, Advicor and Azmacort products are marketed by the Company’s own sales forces or through co-promotion or commercialization partners, substantial resources will continue to be required for Kos to promote the sale of its products. Because its current marketing resources are limited, the Company may be unable to devote sufficient resources to the Niaspan, Advicor and Azmacort products, or to the Company’s products under development or to be acquired or licensed, or to achieve increasing market acceptance of such products in the highly competitive marketplace for cholesterol-management therapies. The Company’s failure to expend the resources to adequately promote the Niaspan, Advicor and Azmacort products or its other products under development would have a material adverse effect on the Company’s business and results of operations.

     Moreover, because the Company has fewer sales persons than its competitors, the Company’s sales force may be unable to detail successfully physicians who prescribe lipid-altering or other medications. The Company may not be able to retain its current sales representatives. Even if the Company hires additional representatives, they may not be immediately effective in promoting the sale of the Niaspan, Advicor and Azmacort products. As a result, Kos may be unable to generate significantly increased sales of the Niaspan, Advicor or Azmacort products. The failure of the Company’s sales representatives to generate increased sales of the Niaspan, Advicor and Azmacort products would have a material adverse effect on operating results.

Control by Existing Shareholder

     Michael Jaharis, the Company’s principal shareholder and a director, beneficially owns, directly or indirectly, including as a member of a group, 20,501,051 shares of the Company’s Common Stock as of December 31, 2004, or approximately 50.8% of the Common Stock outstanding, excluding the impact of warrants to purchase 3.8 million shares of the Company’s Common Stock, as more fully described below. Accordingly, Mr. Jaharis can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person may have the effect of delaying or preventing a change in the management or voting control of Kos. In addition, a line of credit previously made available by Mr. Jaharis to the Company, but gifted to Mr. Jaharis’ wife on January 10, 2005, gives Mrs. Jaharis the right to exercise warrants to purchase 3.8 million shares of the Company’s Common Stock at $5.00 per share. The warrants are non-detachable and can be exercised only through the conversion of principal and interest accumulated under the line of credit. If this warrant exercise was to occur, Mr. Jaharis’ direct or indirect ownership of the Company’s Common Stock would increase to 24,301,051 shares, or approximately 55.0% of the common stock outstanding, assuming the warrant exercise had occurred as of December 31, 2004.

Competition and Technological Change

     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 19,000 persons, compared with the Company’s approximately 425-person cardiovascular field sales force and the sales force of its co-promotion partners. The Company’s leading competitors and their respective competitive products include, among others:

•	Abbott (Tricor)

•	Bristol-Myers Squibb (Pravachol)

•	Merck (Zocor and Mevacor)

•	Novartis (Lescol)

•	Pfizer (Lipitor, Caduet and Lopid)

•	Sankyo (Welchol)

•	Merck/Schering-Plough (Zetia and Vytorin)

•	AstraZeneca (Crestor)

     The Company estimates that the existing Niaspan and Advicor prescriptions account for slightly more than 3.4% of the total prescriptions currently being written in the United States for cholesterol-lowering pharmaceutical compounds. In addition, Zetia, part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol, was launched in November 2002 by Merck/Schering-Plough Pharmaceuticals. Crestor, a new highly powerful statin product, was launched during September 2003 by AstraZeneca. Vytorin, a combination product of the statin Zocor and Zetia, was launched in July 2004 by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation. Both Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors who have substantially greater resources than those available to Kos. Finally, there are at least nine versions of generic lovastatin, one of the components of Advicor, currently being marketed in the cholesterol market. The existence of distributors of generic lovastatin and the competitive environment they create may inhibit the Niaspan and Advicor products from competing successfully or from achieving increased sales. Further, there is ongoing discussion at the FDA concerning the potential approval of lovastatin as an over-the-counter drug. The sheer size and rapid growth of the patient population for which cholesterol therapies are indicated, continue to induce new entry of competing cardiovascular and cholesterol products.

     Moreover, the active ingredient in Niaspan, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that have been approved by the FDA specifically for once-a-day dosing, physicians may decide to prescribe or recommend some of these unapproved niacin formulations, using the Niaspan product’s dosing regimen, to try to achieve the same results as Niaspan. Substitution of other niacin formulations for the Niaspan product could have a material adverse effect on the Company’s business and results of operations. Moreover, manufacturers of other niacin formulations could promote their products using the Niaspan product’s dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market Niaspan. Although such promotion would be a violation of FDA regulations, the significant occurrence of such practices would have a material adverse effect on the Company. The emergence of new cholesterol-management products or generic entry would have a material adverse effect on the Company.

     There are also many products that are commercially available for the treatment of the respiratory condition addressed by Azmacort, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 5,500 persons, compared with the Company’s approximately 50-person field sales force. Further, there are many products that are commercially available for the treatment of the respiratory condition addressed by Azmacort, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos. The primary competitors of the Azmacort product include, among others:

•	Advair and Flovent (GlaxoSmithKline)

•	Aerobid (Forest)

•	Pulmicort (AstraZeneca)

•	Vanceril (Schering-Plough)

•	QVAR (Ivax)

     Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than Kos’ may develop products that directly compete with the Company’s products. Even if the Company’s products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than Kos because of greater financial resources, stronger sales and marketing efforts, and other factors. If these entities are successful in developing products that are safer, more effective, better promoted, or less costly than the products developed by Kos, the Company’s products may be unable to compete successfully with any of those products.

International Commercialization Agreement with Merck KGaA

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under the terms of the Merck Agreement, Merck will provide Kos up to $61 million in licensing, milestone and reimbursement payments. Through December 31, 2004, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments. Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products.

     Pursuant to certain provisions of the Merck Agreement, if marketing authorization is not obtained for Niaspan and Advicor in certain countries and within certain timeframes, Kos will be required to refund to Merck up to $3.8 million of the upfront payments. In addition, other milestone payments payable to Kos under the Merck Agreement are dependent on the achievement of marketing authorization of Niaspan in certain countries, the achievement of marketing authorization of Advicor in certain countries, and achieving certain net sales thresholds of Niaspan and Advicor.

     In 1999, Kos received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. In November 2003, Merck launched the sale of Niaspan in the United Kingdom. Following this initial launch and the December 2003, completion of the European Union’s Mutual Recognition Procedure (MRP), Niaspan has since been approved in a total of 13 European markets, including such other markets as France, Germany, Austria, Ireland, Belgium and the Netherlands. Merck and Kos have also initiated a second wave of the MRP for the additional 10 European countries that were recently added to the list of European Union countries. Niaspan has also been approved in other countries outside the European Union, including Lebanon and certain Latin American countries. There is no certainty that further marketing authorization for the Niaspan product and final authorization for the Advicor product will be obtained under the MRP, or, with respect to Advicor, at all, and there could be delays in the granting of such authorizations. Consequently, Kos may be required to reimburse Merck for up to $3.8 million of the upfront payments and may not receive any further milestone payments under the Merck Agreement.

No Assurance of Adequate Third-Party Reimbursement

     The Company’s ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan, Advicor and Azmacort products are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through December 31, 2004, approximately $845 million, or 73%, of the Company’s cumulative Niaspan, Advicor and Azmacort revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, Advicor and Azmacort products, or the Company’s products under development. Such cost containment measures and potential legislative reform could affect the Company’s ability to sell Niaspan, Advicor, Azmacort or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement for the cost of Niaspan, Advicor and Azmacort products from many third-party payors, such approvals, in the United States and in foreign countries, may be discontinued or unavailable for its existing products or any of the Company’s products under development. The unavailability or inadequacy of third-party reimbursement for Niaspan, Advicor, Azmacort or the Company’s products under development or to be acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.

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

Products Under Development

     Although the Company has obtained clearance from the FDA to market the Niaspan, Advicor and Azmacort products, the Company may be unsuccessful in effectively formulating any of its other products as planned. Further, the Company may not be successful in demonstrating the safety and efficacy of such products in human clinical trials. These trials may be costly and time-consuming. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Even if regulatory approval is secured, the Company’s products under development may later produce adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. The Company may discontinue the development of any of its products under development at any time.

Acquisition of Products

     As part of the Company’s growth strategy, the Company intends to acquire and develop additional product candidates or approved products. The success of this strategy depends upon Kos’ ability to identify, select and acquire pharmaceutical products that meet the criteria it has established. Any product candidate the Company acquires will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, the Company cannot assure that any approved products that it develops or acquires will be: manufactured or produced economically; successfully commercialized; widely accepted in the marketplace or that the Company will be able to recover its significant expenditures in connection with the development or acquisition of such products. In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with the Company for the acquisition of product candidates and approved products. The Company may not be able to acquire the rights to additional product candidates and approved products on terms that it finds acceptable, or at all. In addition, if the Company acquires product candidates from third parties, the Company will be dependent on third parties to supply such products to the Company for sale. The Company could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

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

     Outside the United States, the Company’s research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of the Company’s products are subject to extensive foreign regulation. In the European Union, the approval of new drugs is governed by the central approval or mutual recognition procedures of the European Medicines Evaluation Agency (“EMEA”). In 1999, the Company received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. Pursuant to the Merck Agreement, the Company is responsible for obtaining initial marketing authorization for the Niaspan and Advicor products in the European Union. There could be delays or rejections in applications for regulatory approval in Europe and in other countries, as well a requirement of completion of additional preclinical and clinical studies. The process of obtaining regulatory approval could be costly. In addition, competitors of the Company may obtain regulatory approval for similar products. Even if regulatory approval of a product is obtained, the approval will be limited as to the indicated uses for which it may be promoted or marketed, and the product will be subject to a continual regulatory review and inspections, which, if previously unknown problems are discovered, may result in restrictions on the products and manufacturers, which may require a withdrawal of the product from the market. In addition, individual countries will have pricing, third party reimbursement and labeling approvals necessary for the manufacture, distribution, use and sale of products with which the Company must comply. Moreover, because the legislative and regulatory environment continues to evolve in the U.S. and abroad, it is difficult to predict the impact of legislation and regulations on the Company and its products.

     In addition, the Company is subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. Kos has recently learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of certain of Kos’ sales practices but Kos has not been able to confirm the scope of the investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of its sales practices but has not been able to reach any conclusions because of the preliminary and uncertain nature of the information of which it is currently aware. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

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

Manufacturing

     On December 29, 2003, the FDA issued the Company a warning letter related to a routine, unannounced inspection of the Company’s manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company now has remedied these deficiencies to the satisfaction of the FDA and has regained its FDA current Good Manufacturing Practices (“cGMP”) compliance status.

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

     The Company also may encounter problems with, among other things, the following:

•	achieving consistent and acceptable production yield and costs;

•	meeting product release specifications;

•	quality control and assurance;

•	shortages of qualified manufacturing personnel;

•	shortages of raw materials;

•	shortages of key contractors; and

•	ongoing compliance with the FDA and other regulations.

     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its Niaspan, Advicor and Azmacort products to meet the demands of its customers, or to fulfill orders from its international marketing partner. The Company’s failure for any reason to manufacture and supply (or have manufactured and supplied) sufficient quantities of the Niaspan, Advicor and Azmacort products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. Although the Company is currently in discussions with a contract manufacturer for certain of its products, the Company does not currently have a qualified backup manufacturing capability with a third party.

     In the event that the Company is not successful in its litigation with Barr, or if Barr commences distribution of its generic ER niacin product prior to the resolution of such litigation, then the Company may choose to enter into an arrangement with an authorized generic distributor pursuant to which such distributor would distribute a generic version of Kos’ Niaspan products that are manufactured by the Company. In such event, the Company would need to modify its manufacturing processes to manufacture the generic version of its products instead of the branded versions. This may result in the Company having inadequate supply of the generic version or the branded version, or both. The Company’s failure for any reason to manufacture and supply sufficient quantities of either the branded or generic versions of its Niaspan products would have a material adverse impact on the Company and its financial condition.

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

Limited Manufacturing Experience; Risk of Scale-Up

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.

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

     The Company obtains the Azmacort product pursuant to the Azmacort Supply Agreement, which will remain in effect until at least March 31, 2009. As such, the Company relies on Aventis to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company relies solely on Aventis to supply the Company with the Azmacort product, and the Company cannot provide any assurances that Aventis will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort products to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Aventis or Aventis’ suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Aventis may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Aventis and its suppliers for the manufacture and supply of the finished Azmacort products, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future. Any interruption of supply, for any reason, of the finished

Azmacort product to the Company would have a material adverse effect on the Company’s financial condition and results of operations. On February 15, 2005, the Company was informed by Aventis that it intends, by March 31, 2005, to close on a transaction to sell the manufacturing plant where the Azmacort product is manufactured to a third party.

Risk of Product Liability Claims; No Assurance of Adequate Insurance

     Manufacturing, marketing, selling, and testing Niaspan, Advicor, Azmacort and the Company’s products under development or to be acquired or licensed, entails a risk of product liability. On August 8, 2001, Bayer AG, removed its statin product, Baycol, from the market because of multiple deaths attributed to a rare form of a muscle disorder called rhabdomyolysis. As a result of the removal of Baycol from the market, however, the side affects of statin products have been subject to increased scrutiny. Although the statin component of Advicor has been approved by the FDA and marketed for nearly 17 years and is a different drug compound than that which was used in Baycol, to the extent that patients who take Advicor develop serious adverse side affects, such as rhabdomyolysis, or associate the adverse events experienced by some Baycol patients with all other statin products, including the Company’s Advicor product, it would have a material adverse effect on the Company’s business. The Company could be subject to product liability claims in the event that its products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage the Company’s reputation and impair the marketability of its products. While the Company currently maintains liability insurance, the Company may not be able to maintain such insurance at a commercially reasonable cost. If a successful claim were made against the Company, and the amount of insurance were inadequate to cover the costs of defending against or paying such a claim, or the damages payable by Kos, the Company would experience a material adverse effect on its business, financial condition, and results of operations and on the price of the Company’s Common Stock.

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

	High	Low
Year Ended December 31, 2001

First Quarter	$21.13	$14.31
Second Quarter	38.00	16.75
Third Quarter	40.69	23.45
Fourth Quarter	36.90	23.45

Year Ended December 31, 2002

First Quarter	$35.27	$19.30
Second Quarter	29.16	15.50
Third Quarter	20.70	10.03
Fourth Quarter	24.16	10.38

Year Ended December 31, 2003

First Quarter	$20.89	$15.51
Second Quarter	27.10	16.79
Third Quarter	42.86	22.50
Fourth Quarter	47.73	32.42

Year Ended December 31, 2004

First Quarter	$59.41	$37.06
Second Quarter	44.40	29.55
Third Quarter	39.41	28.00
Fourth Quarter	45.74	33.45

     The sale by the Company’s controlling shareholder or members of the Company’s management of shares of Common Stock, announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, the outcome of the litigation with Barr, publicity regarding actual or potential medical results relating to the Niaspan, Advicor and Azmacort products or to products under development by Kos or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of pharmaceutical and biotechnology products, and economic and other external factors, as well as the trend of prescriptions for the Niaspan, Advicor and Azmacort products and the period-to-period fluctuations in sales or other financial results, among other factors, may have a significant impact on the market price of the Company’s Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At December 31, 2004, the Company had $19 million of variable rate indebtedness bearing interest at the prime rate (5.25% at December 31, 2004).

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using the COSO framework as of the end of our fiscal year. Based on our evaluation under the framework in Internal Control – Integrated Framework, we believe our internal control over financial reporting as of December 31, 2004 was effective.

     Ernst & Young LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004, is included in this Item 8 under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Kos Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kos Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Kos Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kos Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Kos Pharmaceuticals, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos Pharmaceuticals, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kos Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2004 which expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida,
March 2, 2005

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$258,702,556	$259,957,534
Trade accounts receivable, net	74,567,946	37,465,695
Inventories, net	10,649,370	6,406,125
Prepaid expenses and other current assets	11,571,944	10,123,004
Current deferred tax asset, net	41,185,755	—

Total current assets	396,677,571	313,952,358
Fixed Assets, net	23,340,585	17,841,356
Long Term Deferred Tax Asset, net	13,346,245	—
Intangible Assets, net	150,078,880	—
Other Assets	3,482,467	3,727,457

Total assets	$586,925,748	$335,521,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,160,532	$7,784,968
Accrued expenses	104,898,205	43,313,390
Advance payment received on license agreement, net of amortized amount	18,384,492	14,770,794
Note payable to shareholder	19,000,000	—
Current portion of capital lease obligations	131,820	24,614

Total current liabilities	151,575,049	65,893,766

Notes Payable to Shareholder, net of current portion	—	30,000,000
Capital Lease Obligations, net of current portion	208,518	—

Commitments and Contingencies (Notes 1, 12 and 14)

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 40,211,375 and 36,791,290 shares issued and outstanding as of December 31, 2004 and 2003, respectively	402,114	367,913
Additional paid-in capital	526,462,711	473,601,791
Restricted stock grant	(94,568)	(394,895)
Accumulated deficit	(91,628,076)	(233,947,404)

Total shareholders’ equity	435,142,181	239,627,405

Total liabilities and shareholders’ equity	$586,925,748	$335,521,171

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002
Net sales	$495,544,530	$293,907,409	$172,692,718
Licensing revenue	1,559,359	—	—

Total revenue	497,103,889	293,907,409	172,692,718
Cost of sales (for 2004, does not include $10.3 million of amortization charges related to the Azmacort developed and core technology intangible asset acquired from Aventis; see Note 6)	36,925,890	20,038,529	15,361,756

	460,177,999	273,868,880	157,330,962

Operating expenses:
Research and development	111,064,304	52,202,981	43,980,867
Selling, general and administrative	235,717,688	156,469,215	130,144,643

Total operating expenses	346,781,992	208,672,196	174,125,510

Income (loss) from operations	113,396,007	65,196,684	(16,794,548)

Other expense (income):
Interest income, net	(2,387,839)	(613,984)	(160,274)
Interest expense, related parties	1,209,465	3,316,367	4,038,563
Interest expense, other	8,415	3,575	7,306
Other expense (income)	(3,577,304)	198,332	136,021

Total other expense (income)	(4,747,263)	2,904,290	4,021,616

Income (loss) before provision for income taxes	118,143,270	62,292,394	(20,816,164)

Provision for / (Benefit from) income taxes	(24,176,058)	2,878,821	—

Net income (loss)	$142,319,328	$59,413,573	$(20,816,164)

Basic earnings (loss) per share of Common Stock	$3.76	$2.71	$(1.01)
Diluted earnings (loss) per share of Common Stock	$3.13	$1.53	$(1.01)

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	37,897,597	21,913,928	20,582,205
Diluted	45,835,563	41,033,325	20,582,205

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Restricted	Accumulated
	Shares	Amount	in Capital	Stock Grant	Deficit	Total
Balance at December 31, 2001	20,492,371	$204,924	$214,895,089	$(994,521)	$(272,544,813)	$(58,439,321)

Common Stock issued to employees under Kos Savings Plan	42,353	424	760,891	—	—	761,315
Issuance of Common Stock to employees under Stock Purchase Plan	77,003	770	1,624,184	—	—	1,624,954
Exercise of stock options	196,132	1,961	1,646,621	—	—	1,648,582
Compensation expense on restricted Common Stock grant	—	—	—	300,000	—	300,000
Compensation cost on Common Stock warrants award	—	—	211,500	—	—	211,500
Net loss	—	—	—	—	(20,816,164)	(20,816,164)

Balance at December 31, 2002	20,807,859	208,079	219,138,285	(694,521)	(293,360,977)	(74,709,134)

Issuance of Common Stock	4,400,000	44,000	184,232,585	—	—	184,276,585
Conversion of Note Payable to Shareholder to Common Stock	10,183,299	101,833	49,898,167	—	—	50,000,000
Common Stock issued to employees under Kos Savings Plan	45,449	454	1,078,873	—	—	1,079,327
Issuance of Common Stock to employees under Stock Purchase Plan	125,267	1,253	1,981,565	—	—	1,982,818
Exercise of stock options	1,229,416	12,294	13,604,654	—	—	13,616,948
Compensation expense on restricted Common Stock grant	—	—	—	299,626	—	299,626
Compensation cost on Common Stock warrants and modification of stock option grant	—	—	2,534,231	—	—	2,534,231
Tax benefit of stock option exercises	—	—	1,133,431	—	—	1,133,431
Net income	—	—	—	—	59,413,573	59,413,573

Balance at December 31, 2003	36,791,290	367,913	473,601,791	(394,895)	(233,947,404)	239,627,405

Conversion of Note Payable to Shareholder to Common Stock	2,200,000	22,000	10,978,000	—	—	11,000,000
Common Stock issued to employees under Kos Savings Plan	41,139	411	1,569,215	—	—	1,569,626
Issuance of Common Stock to employees under Stock Purchase Plan	110,778	1,108	2,632,027	—	—	2,633,135
Exercise of stock options	1,068,168	10,682	15,433,678	—	—	15,444,360
Compensation expense on restricted Common Stock grant	—	—	—	300,327	—	300,327
Tax benefit of stock option exercises	—	—	22,248,000	—	—	22,248,000
Net income	—	—	—	—	142,319,328	142,319,328

Balance at December 31, 2004	40,211,375	$402,114	$526,462,711	$(94,568)	$(91,628,076)	$435,142,181

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$142,319,328	$59,413,573	$(20,816,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Provision for doubtful accounts	237,577	217,143	150,000
Depreciation	4,311,529	3,310,964	2,110,538
Amortization	10,982,631	—	—
Provision for inventory obsolescence	959,859	770,538	480,000
Recognition of deferred revenue under license agreement	(1,136,306)	—	—
Reimbursement recognized under license agreement	(249,996)	(229,206)	—
Loss from disposal of fixed assets	364,293	197,606	131,806
Deferred income tax benefit	(24,176,058)	—	—
Common Stock issued to employees under Kos Savings Plan	1,569,626	1,079,327	761,315
Compensation expense on restricted stock grant	300,327	299,626	300,000
Compensation cost on Common Stock warrants and options	—	2,534,231	211,500
Tax benefit of stock option exercises	22,248,000	1,133,431	—
Write-off of acquired in-process research and development	38,000,000	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(37,339,828)	(15,982,827)	(10,560,920)
Inventories	1,796,896	(1,249,649)	1,325,155
Prepaid expenses and other current assets	(1,448,940)	(4,228,711)	2,072,165
Deferred tax assets	(30,355,942)	—	—
Other assets	10,000	(74,152)	10,592
Accounts payable	1,375,564	597,447	2,490,167
Accrued expenses	61,584,815	11,152,668	8,456,207
Advance payments from customers	—	(9,128,668)	2,437,476
Advance payment received on license agreement	5,000,000	5,796,875	9,203,125

Net cash provided by (used in) operating activities	196,353,375	55,610,216	(1,237,038)

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(9,535,881)	(11,043,794)	(6,729,750)
Product acquisition	(206,061,511)	—	—
Purchases of marketable securities	—	(13,564,297)	—
Sales of marketable securities	—	13,564,297	—

Net cash used in investing activities	(215,597,392)	(11,043,794)	(6,729,750)

Cash Flows from Financing Activities:
Net proceeds from issuance of Common Stock	—	184,276,585	—
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	2,633,135	1,982,818	1,624,954
Net proceeds from exercise of stock options	15,444,360	13,616,948	1,648,582
Borrowings under Notes Payable to Shareholder	—	—	18,000,000
Payments of Notes Payable to Shareholder	—	(4,000,000)	(39,000,000)
Payments under capital lease obligations	(88,456)	(57,285)	(53,253)

Net cash provided by (used in) financing activities	17,989,039	195,819,066	(17,779,717)

Net increase (decrease) in cash and cash equivalents	(1,254,978)	240,385,488	(25,746,505)
Cash and Cash Equivalents, beginning of period	259,957,534	19,572,046	45,318,551

Cash and Cash Equivalents, end of period	$258,702,556	$259,957,534	$19,572,046

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,444,801	$3,075,218	$3,833,472
Income taxes paid	5,454,000	2,459,898	130,702
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 8)	$11,000,000	$50,000,000	$—
Acquisition of equipment under capital lease obligations	404,180	—	—

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

     On January 28, 2002, the Company launched Advicor®, a solid-dose drug containing Niaspan and lovastatin, which is a currently marketed cholesterol-lowering drug, for the treatment of mixed lipid disorders. The Company believes that a once-a-night tablet with the combined complementary properties of its Niaspan product and lovastatin represents an effective method for treating patients with mixed lipid disorders.

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. (the “Azmacort Acquisition Agreement”) and a finished product supply agreement (the “Azmacort Supply Agreement” and together with the Azmacort Acquisition Agreement, the “Aventis Agreements”) with Aventis Pharmaceuticals Inc. (collectively with Aventis Pharmaceuticals Holdings Inc., “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004.

     No assurance can be given that the Company’s products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, uncertainties related to market acceptance, future capital needs and uncertainty of additional funding, including its ability to meet all of the conditions necessary to obtain funding under its credit facilities with Michael Jaharis and his transferees; uncertainties related to the protection afforded by the Company’s patents and patent applications; uncertainties related to foreign regulatory approvals; uncertainties related to patents and trademarks, including interference and risk of infringement and the outcome of litigation related to the Company’s intellectual property, including the litigation with Barr Laboratories, Inc.; uncertainties relating to the timing of any generic entry into the ER niacin market; uncertainties related to competition and technological changes, government regulation, dependence on product development collaborators, limited manufacturing experience and risk of scale-up, dependence on single sources of supply; and no assurances of adequate third party reimbursement. The likelihood of the success of the Company also must be considered in light of the uncertainty caused by problems, expenses, complications, and delays frequently encountered in connection with the development of new business ventures.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the results of the Company and its subsidiaries, Aeropharm Technology, LLC and Kos Life Sciences, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

     Balances related to the Company’s sales returns and allowances have been reclassified on the Company’s Consolidated Financial Statements and Related Notes to Consolidated Financial Statements as of December 31, 2003, 2002 and 2001, in order to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management in the preparation of the accompanying financial statements include the allowance for doubtful accounts; reserves for inventory obsolescence, product returns, chargebacks, managed care rebates, reimbursements relating to Medicaid and Medicare discounts and other sales allowances; estimation of customer inventory levels; estimation of the useful lives and realizability of recorded intangible assets; and the accounting for income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Allowance for Doubtful Accounts

     The Company specifically analyzes its trade receivables and provides reserves for items determined not to be collectable. In addition, the Company provides general reserves for a portion of receivables where items, generally based on age, are deemed to represent a significant risk of loss. Historically, the Company has not had significant write-offs of its trade accounts receivable.

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

     Certain raw materials used by the Company in the manufacture of its Niaspan and Advicor products are available from a limited number of suppliers. The Company obtains the Azmacort product pursuant to a supply agreement with Aventis that will remain in effect until at least March 31, 2009. As such, the

Company relies on Aventis to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company relies solely on Aventis to supply the Company with the Azmacort product. The Company is also dependent on its other suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.

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

     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset’s carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2004 or 2003.

Fair Value of Financial Instruments

     As of December 31, 2004 and 2003, the carrying amount of cash and cash equivalents, trade accounts receivable and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of notes payable to shareholder is determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents with a major financial institution. The Company performs periodic evaluations of the relative credit standing of this institution to limit its credit risk exposure.

     The Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing chains. Accordingly, 94% of the trade accounts receivable before allowances at December 31, 2004, were represented by five of these customers. The Company performs periodic evaluations of the financial condition of all customers to limit its credit risk exposure, but does not obtain collateral. The Company has no significant off-balance-sheet concentrations of credit risk.

Revenue Recognition

     Sales and the related cost of sales are recognized at the time product arrives at the customer’s location. The Company’s largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Net revenue by product for the years ended December 31, 2004, 2003 and 2002, respectively, are as follows:

	December 31,
	2004	2003	2002
Niaspan	$319,071,000	$226,541,000	$145,646,000
Advicor	108,197,000	67,366,000	27,047,000
Azmacort	68,277,000	—	—
Other	1,559,000	—	—

Total	$497,104,000	$293,907,000	$172,693,000

     Net sales consist of gross sales to the Company’s customers less provisions for expected returns from customers, customer discounts, and rebates and chargebacks to managed care organizations and government units with whom the Company has contracts. These provisions totaled $180.3 million, $83.0 million, and $44.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The most significant of these amounts is the Company’s provision for rebates and chargebacks to managed care organizations and governmental units. For the years ended December 31, 2004 and 2003, Kos’ provision for managed care and government rebates and chargebacks increased as a percentage of gross sales by 22% and 14%, respectively, over the preceding period, mostly as a result of increased availability of the Company’s Niaspan and Advicor products to patients having access to medical care through managed care organizations and government units, including the second quarter 2004 Kos introduction of the Azmacort product. Included in “Accrued expenses” in the accompanying consolidated balance sheets are $52.8 million and $20.3 million at December 31, 2004 and 2003, respectively, related to these provisions.

     The most pertinent inputs used in the estimation of the Company’s sales allowances and accruals, and product inventory levels in its distribution channel (as discussed below), include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product best price (derived from the Company’s contractual arrangements), and average manufacturer price (“AMP”) (computational in nature using historical data). Of these inputs, prescription data and AMP require significant estimation.

Accounting for Product Returns – Impact on Revenue Recognition

     The Company’s return policy allows a customer to return product no sooner than six months prior to the product’s expiration date and no later than one year after the product’s expiration date. The Company periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its Niaspan and Advicor products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for both products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.

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

Shipping and Handling Costs

     The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are classified as “Cost of sales” in the accompanying Consolidated Statements of Operations.

International Commercialization Agreement with Merck

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. During the year ended December 31, 2004, Kos received $5.0 million from Merck related to the attainment of certain milestones and, through December 31, 2004, has received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck if Kos fails to achieve certain regulatory milestones). Merck is responsible for conducting Phase IV clinical studies and commercialization activities while Kos is responsible for obtaining initial marketing authorization in all major European countries and for the supply and manufacturing of the products.

     The Company’s policy with respect to the Merck Agreement is to (i) record licensing revenue as the product sales are made by Merck; (ii) record milestone and upfront payments as licensing revenue following milestone attainment by systematically recognizing such payments as revenue over the then remaining agreement period, using the straight-line method; and (iii) record reimbursement payments received from Merck by systematically recognizing such payments as an offset to operating expenses over the then remaining agreement period, using the straight-line method.

     For the year ended December 31, 2004, the Company recorded $1.6 million of licensing revenue and amortization of upfront and milestone payments received pursuant to the Merck Agreement. During the years ended December 31, 2004 and 2003, the Company also recorded $0.3 million and $0.2 million, respectively, as an offset to research and development expenses pursuant to the Merck Agreement.

     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of December 31, 2004, are $18.4 million related to upfront, reimbursement and milestone payments received from Merck that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.

Co-Promotion and Strategic Alliance Arrangements

     On October 17, 2003, the Company entered into a three-year agreement with Takeda Pharmaceuticals North America, Inc. (“Takeda”) to co-promote Niaspan and Advicor in the United States. Pursuant to this agreement, Takeda will utilize its U.S.-based sales force to promote Niaspan and Advicor in addition to its own product. Takeda is responsible for providing a significant promotional effort and for all costs associated with its sales force, including promotional materials and samples. The Company is responsible for manufacturing and supplying both products and collects and records all sales associated with its products. Takeda receives a royalty on incremental net sales of the products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement.

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

Advertising Expense

     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded $7.5 million, $6.8 million, and $7.3 million in advertising expense for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

     The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of such benefits is “more likely than not” (see Note 9). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings (loss) Per Share

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

	2004	2003	2002
Numerator:
Net income (loss)	$142,319,328	$59,413,573	$(20,816,164)
Interest expense from convertible debt	1,209,465	3,316,367	N/A

Diluted net income (loss)	$143,528,793	$62,729,940	$(20,816,164)

Denominator:
Basic weighted average number of shares outstanding	37,897,597	21,913,928	20,582,205
Effect of dilutive securities:
Stock options	2,372,889	3,078,860	—
Non-detachable warrants (See Note 8)	5,542,077	6,000,000	—
Convertible debt (See Note 8)	—	10,032,113	—
Other Common Stock warrants shares outstanding (See Note 12)	23,000	8,424	—

Diluted weighted average number of shares outstanding	45,835,563	41,033,325	20,582,205

Basic earnings (loss) per share of Common Stock	$3.76	$2.71	$(1.01)
Diluted earnings (loss) per share of Common Stock	3.13	1.53	(1.01)

     The following Common Stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	2004	2003	2002
Stock options	2,950,125	167,000	6,544,822
Non-detachable warrants (See Note 8)	—	—	6,000,000
Convertible debt (See Note 8)	—	—	10,183,299

Total	2,950,125	167,000	22,728,121

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

	2004	2003	2002
Net income (loss):
As reported	$142,319,328	$59,413,573	$(20,816,164)
Option modification expense under APB 25	—	774,368	—
Stock-based employee compensation expense under fair value method	(24,990,213)	(22,373,131)	(14,837,272)

Pro forma	$117,329,115	$37,814,810	$(35,653,436)

Net income (loss) per share:
As reported:
Basic	$3.76	$2.71	$(1.01)
Diluted	3.13	1.53	(1.01)

Pro forma:
Basic	$3.10	$1.73	$(1.73)
Diluted	2.63	1.02	(1.73)

Number of shares used in calculation:
As reported:
Basic	37,897,597	21,913,928	20,582,205
Diluted	45,835,563	41,033,325	20,582,205
Pro forma:
Basic	37,897,597	21,913,928	20,582,205
Diluted	45,137,279	40,332,908	20,582,205

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51” (“FIN 46”), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46(R) to clarify certain provisions of FIN 46 and to modify the effective date of such provisions for public companies. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity (as defined) to be consolidated by a company if that company is subject to a majority of the expected losses (as defined) from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46(R) was effective for all variable interest entities no later than March 31, 2004, and in the case of certain variable interest entities, was applicable as of earlier dates. The adoption of FIN 46(R) did not impact the Company’s financial position or results of operations because the Company does not have any variable interest entities or SPE’s.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and that unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than as a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 151 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”(“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the third quarter of 2005. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its results operations and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

3. Trade Accounts Receivable, net

     Trade accounts receivable consist of the following:

	December 31,
	2004	2003
Trade accounts receivable	$77,910,655	$40,081,737
Less: Sales returns and allowances	(2,814,709)	(2,092,942)
Allowance for doubtful accounts	(528,000)	(523,100)

Trade accounts receivable, net	$74,567,946	$37,465,695

4. Inventories, net

     Inventories consist of the following:

	December 31,
	2004	2003
Raw materials	$2,199,352	$1,775,488
Work in process	4,160,583	3,440,691
Finished goods	4,289,435	1,189,946

Total inventories	$10,649,370	$6,406,125

5. Fixed Assets, net

     Fixed assets consist of the following:

	December 31,
	2004	2003
Furniture and equipment	$3,665,108	$2,386,196
Computer software and hardware	10,548,445	8,617,067
Laboratory and manufacturing equipment	12,662,199	12,326,359
Leasehold improvements	15,776,388	10,675,350

Fixed assets, gross	42,652,140	34,004,972
Less accumulated depreciation	(19,311,555)	(16,163,616)

Fixed assets, net	$23,340,585	$17,841,356

     The Company recorded depreciation expense of $4.3 million, $3.3 million, and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6. Product Acquisition and Intangible Assets

     As previously discussed, on March 8, 2004, the Company announced that it had entered into a product acquisition agreement and a finished product supply agreement with Aventis to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise. Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a chlorofluorocarbon (“CFC”)-free product that was being developed by Aventis. Under the terms of the finished product supply agreement, Aventis has agreed to supply finished product to Kos for a period of five years. The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed:

Component	Estimated Value	Weighted Average Life
		(in years)
Developed and Core Technology	$154,429,211	10
Supply Contract	4,050,300	5
Trademark	2,341,000	Indefinite
Other Intangibles	241,000	5
In-process Research and Development	38,000,000	N/A
Inventory	7,000,000	N/A

Total	$206,061,511

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

     The amount assigned to in-process technology was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a CFC-based propellant and, consequently, does not deplete the Ozone Layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (“the Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.

     The Azmacort HFA formulation had not achieved technological feasibility as of the transaction date. Among the technological matters to be resolved are: manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg formulations. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin as early as 2009.

     The fair value of all of the in-process research and development was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rate utilized in calculating the fair value of the Azmacort HFA formulation was 36%.

     Intangible assets consist of the following:

	December 31, 2004
			Net
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed and Core Technology	$154,429,211	$(10,337,175)	$144,092,036
Supply Contract	4,050,300	(607,800)	3,442,500
Other Intangibles	241,000	(37,656)	203,344
Trademarks*	2,341,000	—	2,341,000

Total	$161,061,511	$(10,982,631)	$150,078,880

*	Indefinite-lived intangible assets

     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from 5 to 22 years. The Company recorded $11.0 million of amortization expense related to its intangible assets during the year ended December 31, 2004. Amortization expense of intangible assets is estimated to be $14.6 million for each of the fiscal years from 2005 through 2008, and $14.0 million for 2009.

     The Company does not allocate to cost of sales the amortization charges related to the developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to our ability to conduct further research and development, and market and sell the Azmacort product. Amortization charges related to the developed and core technology intangible asset were $10.3 million for the year ended December 31, 2004 and are included under “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

7. Accrued Expenses

     The components of accrued expenses are as follows:

	December 31,
	2004	2003
Managed care rebates and chargebacks	$49,998,035	$18,189,658
Employee commissions and bonuses	14,780,000	8,008,725
Royalties	13,811,276	2,875,583
Employee vacations	3,436,987	2,690,128
All other	22,871,907	11,549,296

Total accrued expenses	$104,898,205	$43,313,390

8. Notes Payable to Shareholder

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2004. Borrowings, when outstanding, will bear interest at the prime rate (5.25% as of December 31, 2004), and will be subject to the terms and conditions of borrowings made under the Supplemental Credit Facility, as defined below, which in addition to including standard and customary loan covenants and conditions, also includes the condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million facility initially entered into with Mr. Jaharis on October 7, 1998 (the”Supplemental Credit Facility”). On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Mr. Jaharis and the other payable in the name of Mr. Jaharis’ wife. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controlled. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, in connection with an equity offering of the Company’s Common Stock pursuant to an effective shelf registration statement, the Limited Partnership controlled by Mrs. Jaharis exercised its right to convert $6,137,500 of borrowings outstanding under the Supplemental Credit Facility into 1,250,000 shares of the Company’s Common Stock. Those shares were then sold by the Limited Partnership as part of the equity offering. The Company did not receive any proceeds from such sale by the Limited Partnership controlled by Mrs. Jaharis. On December 31, 2003, all then outstanding borrowings under the Supplemental Credit Facility, which totaled $43,862,500 and bore interest at the prime rate, were converted into 8,933,299 shares of the Company’s Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.

     On December 21, 1999, Mr. Jaharis agreed to extend another $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $19 million as of December 31, 2004, are due June 30, 2005, and are also subject to most of the terms and conditions of borrowings made under the Supplemental Credit Facility. In addition to including standard and customary loan covenants and conditions, the Standby Facility includes the conditions that the death of lender shall not have occurred, that lender, his spouse and children, and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. As of December 31, 2004, warrants to purchase 3,800,000 shares of the Company’s Common Stock remained outstanding. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     As of December 31, 2004, all of the Company’s assets were pledged as collateral for the Additional Standby Facility and the Standby Facility. On January 10, 2005, Mr. Jaharis gifted his rights and obligations under the Company’s outstanding borrowings to his wife. All other terms and conditions of the Additional Standby Facility and the Standby Facility remain unchanged.

     The Company recorded $1,209,000, $3,316,000 and $4,039,000 of interest expense for the years ended December 31, 2004, 2003 and 2002, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

9. Income Taxes

     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

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

     As of December 31, 2004, the Company had deferred tax assets of approximately $58.7 million and a remaining valuation allowance of approximately $4.2 million. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, is reversed as of the date of the change in circumstances. For the year ended December 31, 2004, the $24.2 million benefit from income taxes in the accompanying condensed consolidated statement of operations includes the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate and $3.9 million relates to the reversal of valuation allowance on deferred tax assets to be realized through ordinary income in future years. The composition of the net deferred tax assets is as follows:

	December 31,
	2004	2003
Current:
Reserves and accruals	$21,193,085	$9,958,726
Tax net operating loss carryforwards and credits	11,972,768	—
Intangible assets	971,280	—
Advance payment received on license agreement	7,048,622	5,705,542

Total Current	41,185,755	15,664,268

Non-current:
Tax net operating loss carryforwards	4,181,274	57,891,594
Intangible assets	15,348,930	1,353,588
Property and equipment, principally due to depreciation	(2,585,414)	(1,097,220)
Other	582,870	—

Total Non-current	17,527,660	58,147,962

	58,713,415	73,812,230
Valuation allowance	(4,181,415)	(73,812,230)

	$54,532,000	$—

     Excluding the benefit resulting from the $71.2 million reversal of the valuation allowance, the Company recorded a provision for income taxes of $47.0 million for the year ended December 31, 2004. The $47.0 million provision for income taxes was made up of $43.1 million in federal income tax provision and $3.9 million in state income tax provision. The $43.1 million in federal income tax provision was composed of $68.5 million of current federal income tax provision, offset by $25.4 million of deferred federal income tax benefits. The $3.9 million in state income tax provision was composed of $6.0 million of current state income tax provision, offset by $2.1 million of deferred state income tax benefits. For the year ended December 31, 2003, prior to the reversal of the valuation allowance, the company recorded $2.9 million of income tax provision to reflect $1.3 million in federal alternative minimum tax and $1.6 million in state income tax liabilities that could not be offset by the Company’s net operating loss carryforwards.

     A reconciliation between the statutory federal income tax and the income tax expense (benefit) at the Company’s effective rate for the years ended December 31, 2004, 2003 and 2002 is set forth below:

	December 31,
	2004	2003	2002
Computed expected income tax based on statutory federal income tax rate	$41,350,145	$21,802,338	$(7,285,657)
State income taxes, net of federal benefit	3,519,594	2,614,495	(749,384)
Non deductible expenses	1,787,705	2,928,564	1,133,120
Change in valuation allowance	(69,630,815)	(25,855,662)	6,901,921
Other	(1,202,687)	1,389,086	—

Provision for/(Benefit from) income taxes	$(24,176,058)	$2,878,821	$—

     As of December 31, 2004, the Company had available approximately $12.5 million of federal NOLs available to offset future federal taxable income and $152.9 million of state NOLs available to offset future state taxable income. These NOLs will expire between 2005 and 2021. In addition, the Company had $4.7 million of tax credits to offset future federal income tax. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, increases or decreases to the valuation allowance will be required through adjustments to income.

10. Major Customers

     Sales to customers that were at least 10% of the Company’s net sales are as follows:

	December 31,
	2004	2003	2002
Customer A	$184,788,262	$94,496,344	$56,694,295
Customer B	134,436,596	75,371,320	38,504,032
Customer C	83,482,589	60,620,703	32,514,268

Total	$402,707,447	$230,488,367	$127,712,595

11. Selected Quarterly Financial Information (Unaudited)

     The following table summarizes selected quarterly financial data of the Company for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter(1)	Quarter	Quarter	Quarter	Year(1)
2004
Revenues, net	$94,268	$120,250	$131,876	$150,710	$497,104
Cost of sales	6,754	10,187	9,561	10,424	36,926
Operating expenses(2)	109,093	73,387	77,531	86,771	346,782
Income/(loss) from operations	(21,579)	36,676	44,784	53,515	113,396
Net income(2)(3)	8,048	38,501	42,746	53,024	142,319
Basic income per share(4)	$0.22	$1.03	$1.14	$1.34	$3.76
Diluted income per share(4)	0.17	0.83	0.94	1.15	3.13

2003
Revenues, net	$68,275	$64,851	$73,506	$87,276	$293,907
Cost of sales	4,242	4,468	5,144	6,185	20,038
Operating expenses	50,604	47,670	52,174	58,225	208,672
Income from operations	13,429	12,713	16,188	22,866	65,197
Net income	12,650	11,156	14,706	20,902	59,414
Basic income per share(4)	$0.61	$0.53	$0.68	$0.86	$2.71
Diluted income per share(4)	0.35	0.31	0.37	0.49	1.53

(1)	Includes the impact of the change in estimate described in Note 2 which increased revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million and $0.45 per share and $0.24 per share, respectively, for the year ended December 31, 2003.

(2)	Includes the impact of the “In-process R&D Write-off”. The In-process R&D Write-off resulted in the Company also recording an approximately $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.

(3)	Includes a benefit from income taxes resulting from the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate and $3.9 million relates to the reversal of valuation allowance on deferred tax assets to be realized through ordinary income in future years.

(4)	Quarterly earnings per share are calculated on an individual basis and, because of rounding and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

12. Commitments and Contingencies

Letter of Credit Facility

     The Company is subject to the terms of a $18-million letter of credit facility with a bank (the “Letter of Credit Facility”). Under terms of the Letter of Credit Facility as of December 31, 2003, letters of credit outstanding could not exceed 90% of the Company’s cash balance kept at such bank. During 2004, the terms of the Letter of Credit Facility were amended and a balance held in such bank was no longer required. As of December 31, 2004 and 2003, letters of credit outstanding totaled $15.4 million and $16.0 million, respectively. As of December 31, 2003, cash and cash equivalents of $17.8 million were pledged as collateral on such letters of credit.

Purchase Commitments

     During the normal course of its business, the Company enters into short-term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 2004, the Company had open purchase commitments totaling $10.4 million.

Employment and Royalty Agreements

     As of December 31, 2004, the Company had employment and/or royalty agreements with three of its current officers, including a deferred compensation agreement with one of its current officers providing for annual payments of not less than $400,000 per year for life upon the officer’s retirement. The liability under this deferred compensation agreement is being accrued over the officer’s remaining periods of employment so that, on the expected date of the officer’s retirement, the then-present value of the annual payments will have been accrued. Included in “Accrued expenses” as of December 31, 2004 and 2003, in the accompanying consolidated balance sheets are $1.5 million and $1.0 million, respectively, related to this deferred compensation agreement. Salary and benefits expense recorded under the employment agreements totaled $2.8 million, $1.8 million and $1.6 million, during the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum payments under the employment agreements are as follows:

Year Ending December 31,	Amount
2005	$1,387,000
2006	1,409,000
2007	1,106,000
2008	934,000
2009	959,000
Thereafter	1,068,000

Total	$6,863,000

     A royalty agreement with a former officer entitled the former officer to certain royalties not to exceed an aggregate of $4.0 million, on sales of the Company’s products. The aggregate maximum of royalty expense allowable under the agreement with the former officer was met during the year ended December 31, 2003. Royalty expenses from this royalty agreement during the years ended December 31, 2003 and 2002, were $0.4 million, and $1.7 million, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations. A royalty agreement with a current officer allows for certain royalties not to exceed an aggregate of $1.5 million on sales of future products. No royalties have been incurred pursuant to the royalty agreement with the current officer of the Company.

     The Company is also subject to a royalty consideration on net sales of future products developed by IEP Pharmaceutical Devices, LLC (a wholly-owned subsidiary of Aeropharm Technology, LLC) utilizing technology acquired from IEP Group, Inc. (the “IEP Acquisition”). In accordance with the terms of the IEP Acquisition, the Company is required to make minimum annual royalty payments of $50,000 from 2002 through 2009.

Operating Lease Commitments

     The Company has various operating leases that expire through 2014 for the rental of office space, laboratory facilities, and vehicles. Future minimum commitments under these agreements are as follows:

Year Ending December 31,	Amount
2005	$8,049,000
2006	7,639,000
2007	5,923,000
2008	3,946,000
2009	3,187,000
Thereafter	14,683,000

Total	$43,427,000

     As of December 31, 2004 and 2003, standby letters of credit of $2.9 million and $3.5 million, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.

     Rent and other expenses incurred under the operating leases were $10.7 million, $7.4 million and $5.7 million, during the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Lease Commitments

     The Company is the lessee of certain equipment under a capital lease which expires in the year 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in the Company’s fixed assets. The fixed assets of the Company include the following capital lease amounts:

	December 31,
	2004	2003
Acquisition value	$404,180	$164,590
Accumulated depreciation	(67,363)	(137,144)

Capital leases, net	$336,817	$27,446

     Assets acquired under capital leases are depreciated over the lesser of their estimated useful lives or the term of the lease. The Company recorded depreciation expense related to its capital leases of $95,000, $55,000 and $55,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Minimum future lease payments under capital leases as of December 31, 2004 are as follows:

Year Ending December 31,	Amount
2005	$144,000
2006	144,000
2007	71,000

Total minimum lease payments	359,000
Less amount representing interest	(19,000)

Present value of net minimum lease payments	$340,000

     The interest rate on capitalized leases outstanding as of December 31, 2004 was 4.25% and was based on the Company’s incremental borrowing rate. Interest expense related to capital lease obligations was $8,400, $3,600 and $7,300 for the years ended December 31, 2004, 2003 and 2002, respectively.

Licensing Agreements

     The Company has certain license agreements (the “License Agreements”) with third parties (the “Licensees”) for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure exclusive rights to develop, manufacture, sell, and/or sublicense future products developed through the License Agreements. In connection with the License Agreements and other licensing activities, the Company recorded licensing expense of approximately $0.5 million, $0.6 million and $0.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively, and such expense is reflected in “Research and development” in the accompanying consolidated statements of operations.

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

Year Ending December 31,	Amount
2005	$155,000
2006	30,000
2007	30,000
2008	30,000
2009	30,000
Thereafter	200,000

Total	$475,000

     In connection with one of these agreements, the Company is also subject to certain royalties on net sales of the Niaspan and Advicor products. The Company recorded $2.5 million of royalty expense from this agreement for each of the years ended December 31, 2004, 2003 and 2002. These royalty expenses are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

Sponsored Research

     The Company has on-going sponsored research agreements with certain organizations. Under the sponsored research agreement with Triad Pharmaceuticals, Inc. (“Triad”), a privately-held drug discovery and design pharmaceutical company focused on developing molecules for a variety of diseases, including orally active therapies for diabetes, cancer and cholesterol disorders, Triad has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL (the “Field”). See Notes 15 and 16 to these Notes to Consolidated Financial Statements for more information regarding Triad. Under the sponsored research agreements with a research center and a university, the Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the various sponsored research agreements are as follows:

Year Ending December 31,	Amount
2005	$1,028,000
2006	447,000
2007 and thereafter	—

Total	$1,475,000

     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company’s sponsored research programs totaled approximately $2.0 million, $1.0 million and $0.9 million, during the years ended December 31, 2004, 2003 and 2002, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of operations.

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

     Expenses recorded under these and other development agreements totaled approximately $0.7 million, $0.3 million and $0.8 million, during the years ended December 31, 2004, 2003 and 2002, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of operations.

Contract Sales Organization

     On December 17, 2001, the Company entered into an agreement with a contract sales organization (the “CSO”), whereby the CSO provided the Company with an approximately 150-person field sales organization for a two-year term beginning on January 1, 2002 (the “Contract Sales Force Agreement”). The Contract Sales Force Agreement complemented the Company’s existing sales force. Under the terms of the Contract Sales Force Agreement, the Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002. The royalty amounts payable to the CSO are subject to a cumulative minimum of $50 million over the term of the Contract Sales Force Agreement, not to exceed $65 million over such contract term. Royalty expenses recorded under the Contract Sales Force Agreement totaled approximately $16.9 million, $6.9 million and $3.2 million for the years ended December 31, 2004, 2003, and 2002 respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations. Through December 31, 2004, the Company had incurred approximately $28.6 million in royalties related to the Contract Sales Force Agreement.

     Further, in 2002, the Company also granted the CSO warrants to purchase 150,000 shares of the Company’s Common Stock at $32.79 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Contract Sales Force Agreement. The warrants vested equally over the two-year period during which the CSO provided services to the Company. In accordance with

EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the compensation cost associated with this warrant grant was initially measured at the date of issuance using the Black-Scholes valuation model. The compensation cost was then re-measured each reporting period using the then applicable valuation assumptions, for increases or decreases in the quoted market value of the shares of the Company’s Common Stock through the last measurement date of December 31, 2003. The Company recorded compensation expense associated with this warrant grant of $1.8 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively. Compensation expenses for the warrant grant are included in “Selling, general and administrative” in the accompanying consolidated statements of operation.

Employee Benefit Plans

     The Company’s Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each full-time employee who has completed at least 90 days of service with the Company and has attained age 21 is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 25% of the employee’s compensation for the year. Beginning in 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company’s matching contribution to the Kos Savings Plan is made in the form of shares of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee’s 401(k) contribution, and not to exceed 3% of such employee’s compensation for any given year. An employee is always 100% vested in the employee’s elective deferral contributions to the Kos Savings Plan and vests up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $1.6 million, $1.1 million and $0.8 million, in expenses related to its match of employee contributions to the Kos Savings Plan for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

     On February 15, 1999, the Company implemented the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee’s annual compensation. Each employee’s total contributions are limited to $25,000 per year. Employee payroll deductions are accumulated for six-month periods at the end of which shares of the Company’s Common Stock are purchased under the Stock Purchase Plan. All full-time employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. As of December 31, 2004, the Company had issued 620,228 shares of Common Stock under the Stock Purchase Plan and had 379,772 shares reserved for future issuance.

13. Shareholders’ Equity (Deficit)

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company’s Board of Directors may determine.

Common Stock

     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company filed a new registration statement that covered the shares of the earlier Shelf Registration (the “Amended Shelf Registration”) and which allowed the Limited Partnership to sell up to 1,500,000 shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by a third party and the Company’s Chairman. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 25, 2003, the Company sold 3,750,000 shares of Common Stock and the Limited Partnership sold 1,250,000 shares of Common Stock (converted from the Supplemental Credit Facility) pursuant to the Amended Shelf Registration. On December 22, 2003, the Company sold an additional 650,000 shares of Common Stock and the Company’s Chairman sold 100,000 shares of Common Stock to cover over-allotments as permitted in the Amended Shelf Registration. Net proceeds to the Company resulting from the sale of the 4,400,000 shares of Common Stock totaled $184.3 million. Proceeds from the offerings, other than the proceeds pertaining to the selling shareholders, are expected to be used to acquire other products or companies, to in-license complimentary products, and to fund working capital needs and for general corporate purposes.

Stock Option Plan

     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). As of December 31, 2004, a maximum of 17,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. Options granted under the Plan vest over four years from the date of grant. The maximum term of any option is ten years from the date of grant. All options expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.

     Each outside director of the Company is granted an option to purchase 15,000 shares of Common Stock upon election to the Board, receives options to purchase 30,000 shares effective on each director’s anniversary date and 10,000 shares effective on the date of the Company’s Annual Shareholders’ Meeting. The exercise price of such options is the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) using the Black-Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FASB Interpretation No. 44, which allows grantors to account for options to outside directors under APB 25. The Company provides the required disclosures of pro forma net income (loss) and related per share amounts under the fair value method in Note 2 hereto in accordance with SFAS 123 as amended by SFAS 148. Assumptions used in the calculation of the fair value of employee stock options are as follows:

		Risk-Free		Expected
Grant	Volatility	Interest	Expected	Term
Date	Rate	Rate	Dividends	(Years)
2002	66.0%	4.20%	—	5
2003	61.0%	2.98%	—	5
2004	60.1%	3.15%	—	5

     Based on calculations using the Black-Scholes option valuation model, the weighted average fair value of options granted was $25.45, $12.28 and $13.04 during the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had outstanding options to purchase 10,107,814 shares of Common Stock to employees, consultants, management and directors. Detail of option activity is as follows:

		Exercise Prices
	Number of				Weighted
	Shares	Range			Average
Outstanding, December 31, 2001	4,701,882	$0.60	—	$36.50	$12.47
Granted	2,182,775	10.48	—	27.21	21.64
Exercised	(196,132)	5.06	—	22.22	8.45
Canceled	(143,703)	5.06	—	30.91	19.33

Outstanding, December 31, 2002	6,544,822	0.60	—	36.50	15.46
Granted	3,103,375	15.91	—	44.15	21.87
Exercised	(1,229,416)	4.28	—	34.10	11.09
Canceled	(330,514)	5.06	—	34.10	19.89

Outstanding, December 31, 2003	8,088,267	0.60	—	44.15	18.38
Granted	3,334,887	29.01	—	50.71	47.26
Exercised	(1,068,168)	5.06	—	34.10	14.46
Canceled	(247,172)	10.67	—	50.20	30.14

Outstanding, December 31, 2004	10,107,814

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2004	Life	Price	2004	Price
$ 0.60	300,000	1.5 years	$0.60	300,000	$0.60
4.28 to 6.24	298,483	3.9 years	5.14	298,483	5.14
7.00 to 10.50	86,825	3.8 years	7.45	86,075	7.43
10.67 to 16.00	1,029,140	5.5 years	13.35	817,882	13.11
16.09 to 24.05	4,402,114	7.3 years	20.26	1,933,774	20.11
24.24 to 36.13	891,789	8.4 years	30.23	290,139	27.60
36.50 to 50.71	3,099,463	9.1 years	48.71	236,250	43.49

	10,107,814	7.5 years	$28.02	3,962,603	$17.73

     At December 31, 2004, 2,918,695 shares remain reserved for issuance under the Plan, and options to purchase 3,962,603 shares of Common Stock were exercisable.

Restricted Common Stock Grant

     On April 26, 2001, the Company entered into an employment agreement with one of its officers (the “April Employment Agreement”). Under the terms of the April Employment Agreement, the Company made a restricted grant to the officer of 66,668 shares of Common Stock, valued at $1.2 million, or $17.97 per share (the fair market of the Common Stock on the effective date of the agreement). The restricted stock grant vests 25% on each anniversary date of the April Employment Agreement. The Company recorded $0.3 million of compensation expense related to the April Employment Agreement for each of the years ended December 31, 2004, 2003 and 2002, respectively, and such expense is included in “Selling, general and administrative” in the accompanying consolidated statements of operations.

14. Legal Proceedings

     On January 23, 2002, the Company received notice from Barr Laboratories, Inc. (“Barr”) that it had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint. In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the amended complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by the Company, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.

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

     On September 30, 2002, the Company received notice from Barr that it had filed a Supplemental Paragraph IV Certification relating to the Company’s 6,406,715 patent. The Company filed a third lawsuit on November 12, 2002, against Barr in the SDNY asserting infringement of this patent. On December 3, 2002, Barr answered the complaint by denying that the ‘715 patent is valid and infringed, and seeking a declaratory judgment of invalidity. Barr also sought a declaratory judgment that the ‘428, ‘930, ‘145, and ‘181 patents are not infringed, and that the ‘428, ‘930 and ‘181 patents are invalid. The third case was consolidated with the first two on January 23, 2003. On March 4, 2003, the Company replied to Barr’s declaratory judgment counterclaims by denying that the Company’s patents are invalid or not infringed. The Company also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents. On March 4, 2003, the Company replied to Barr’s declaratory judgment counterclaims by denying that the Company’s patents are invalid or not infringed. The Company also sought a declaratory judgment that one or more of Barr’s products will infringe the ‘145 and ‘181 patents.

     From January 21 through February 23, 2004, the Company received numerous notices from Barr that if had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,676,967 patent. On March 26, 2004, the Company filed a patent infringement lawsuit against Barr in the SDNY asserting infringement of this patent. On April 20, 2004 Barr answered the complaint by denying that the ‘967 patent is valid and infringed and seeking a declaratory judgment of invalidity and non-infringment. Barr also sought a declaratory judgment that the ‘715 patent is unenforceable; a declaratory judgment that the ‘145, ‘181, ‘428, ‘715, and ‘930 patents are invalid; and a declaratory judgment that the ‘145, ‘181,’428, and ‘930 patents are not infringed. The fourth case was consolidated with the first three on May 10, 2004.

     From June 8, 2004 through July 19, 2004 the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification to each ANDA to provide for the 6,746,691 patent. On September 3, 2004 Barr filed a complaint seeking a declaratory judgment of invalidity of the patent. On September 30, 2004, the Company answered the complaint by denying invalidity and counterclaiming for infringement and seeking a declaratory judgment of infringement. Barr replied on October 20, 2004, by denying infringement of any valid and enforceable claim of the patent. The fifth case was consolidated with the first four on September 21, 2004.

     From November 22, 2004 through December 21, 2004 the Company received numerous notices from Barr that Barr had filed a Supplemental Paragraph IV Certification for each ANDA to provide for the 6,818,229 patent. The Company is currently evaluating the notices.

     The Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant marketing approval to Barr that would otherwise give Barr the right to market its generic niacin product. This stay is currently set at thirty months and is scheduled to expire on March 30, 2005. Upon the expiration of the thirty month stay, the FDA could grant final approval to Barr and Barr could commence the distribution of its generic ER niacin products notwithstanding Kos’ patents unless Kos were able to obtain an injunction prohibiting such activities by Barr. Kos believes that Barr may be taking certain actions to prepare for the distribution of its generic ER niacin products prior to resolution of the legal proceedings and that Barr could begin distributing such generic products as soon as March 30, 2005, although Kos has no way of knowing whether or when Barr might begin such distribution. On March 7, 2005, Kos sought a temporary restraining order and preliminary injunction preventing Barr from distributing its generic ER niacin products until the resolution of the pending litigation, however, there can be no assurance that such measures will be granted by the court. If Kos is not able to obtain such a restraining order and injunction, Barr could commence marketing and selling a generic alternative to Kos’ Niaspan product as soon as the FDA gives final approval, which could occur as early as March 30, 2005. Although Kos could seek from Barr recovery of any damages that Kos sustains in connection with any distribution activities conducted by Barr of a product that infringes a valid and enforceable claim in Kos’ patents, whether Kos is ultimately entitled to such damages would be determined by the court in connection with ongoing legal proceedings between Kos and Barr. If Barr were to commence selling a generic alternative to Kos’ Niaspan product prior to the resolution of the ongoing legal proceedings between Kos and Barr, it would have a material adverse effect on Kos and its business, financial condition and results of operations, and could result in the termination of its marketing arrangements with Takeda and Oryx. In addition, Kos’ previously issued guidance regarding its projected financial results for 2005 would no longer be accurate and Kos would have to revise such guidance.

     On August 6, 2003, the Company filed a trademark infringement lawsuit against Andrx Corporation and Andrx Laboratories, Inc. (“Andrx”) in the U.S. District Court for the District of New Jersey based on Andrx’s use of the mark Altocor for its cholesterol product. In conjunction with its complaint, the Company also filed a Motion for Preliminary Injunction the same day. An Order denying the Motion for Preliminary Injunction was entered September 23, 2003. On May 24, 2004, the Third Circuit reversed the District Court’s denial of the Company’s Motion for Preliminary Injunction and directed the District Court to enter a Preliminary Injunction enjoining Andrx from using the mark Altocor. On June 10, 2004 the District Court entered a Consent Judgment permanently enjoining Andrx from using the mark Altocor effective August 15, 2004. The same day the District Court dismissed the trademark infringement lawsuit. In connection with the settlement, Andrx made a one-time settlement payment of $6.0 million dollars to the Company of which $2.0 million, representing a reimbursement of legal costs, was recorded as an offset to general and administrative expenses and $4.0 million was recorded as other income for the year ended December 31, 2004.

     In addition, the Company is subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. Kos has recently learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of certain of Kos’ sales practices but Kos has not been able to confirm the scope of the investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of its sales practices but has not been able to reach any conclusions because of the preliminary and uncertain nature of the information of which it is currently aware. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

15. Other Related Party Transaction

     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad, which is now controlled by a limited partnership (the “Triad Limited Partnership”) formed by the wife of Michael Jaharis, the Company’s founder and Chairman Emeritus of the Company’s Board of Directors. At the time the agreements were executed, Mr. Jaharis directly controlled Triad. Under the Sponsored Research Agreement, Triad has agreed to perform research on behalf of the Company in the Field. The Sponsored Research Agreement has a two-year term ending September 30, 2005, subject to extension, and provides for total payments by the Company during the initial two-year term of $1.5 million. Triad commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Triad in 2003 and $0.9 million, in 2004, in connection with the Sponsored Research Agreement. Under the License Agreement, Triad granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property in the Field developed during the term of the Sponsored Research Agreement (e.g., methods, processes, trade secrets and technical data) that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Triad may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Triad will pay to the Company royalties on income earned by Triad from the commercialization of any such non-exclusive intellectual property within the Field. Triad conducts the sponsored research on behalf of the Company pursuant to its sponsored research and license agreements with Tufts University. See Note 16 for more information regarding Triad.

     Christopher P. Kiritsy, the Executive Vice President, Corporate Development and CFO of the Company, has served as a member of the Board of Directors of Triad since 1999 as the designee of Mr. Jaharis and receives $10,000 from Mr. Jaharis annually for serving in such capacity. In 1999, while serving as Director of Business Planning at the Company, a non-executive officer position, and before the Company conducted business with Triad, Mr. Kiritsy acted as advisor to Mr. Jaharis in connection with his initial investment in Triad and received $75,000 from Mr. Jaharis for such services.

16. Subsequent Events

     On January 10, 2005, Mr. Jaharis gifted his rights and obligations under the Company’s outstanding borrowings to his wife. All other terms and conditions of the outstanding borrowings remain unchanged.

     On February 1, 2005, the Company consummated $4 million of a proposed aggregate $8 million investment in Triad through the purchase of shares of a new series of convertible preferred stock of Triad (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Triad achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4 million of Series F Preferred Stock. The investment is part of a $16.0 million round of financing for Triad, with the remaining $8.0 million being provided by the Triad Limited Partnership under similar terms and conditions as the Company’s investment. Assuming consummation of the second $4 million investment, the Company would own approximately 27% and the Triad Limited Partnership would own or have the right to vote approximately 48% of the outstanding common stock of Triad on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Triad Limited Partnership is entitled to designate seven persons, to Triad’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Triad Board of Directors and has been elected by the directors of Triad as Chairman. The Company will appoint two additional persons to the Triad Board at a later date. Michael Jaharis, Steven Jaharis and Kevin T. Ferro, directors of Kos, have been appointed by the Triad Limited Partnership to the Triad Board of Directors.

     In connection with the closing of the investment in Triad, on February 1, 2005, Mr. Kiritsy accepted the position of President and Chief Executive Officer of Triad and has notified the Company that he will be resigning as Executive Vice President, Corporate Development and CFO after his successor as CFO at the Company is found, which is expected to occur during the second quarter of 2005. Additionally, pursuant to pre-existing contractual arrangements, Mr. Kiritsy acquired directly from Mrs. Jaharis approximately 1% of the outstanding Triad stock on an as converted basis, representing all of her remaining ownership interest in Triad. Mr. Kiritsy has also received options to purchase 243,600 shares of Triad common stock under the Triad option plan. The Triad stock currently owned by Mr. Kiritsy and the Triad stock issuable upon exercise of options granted to Mr. Kiritsy are subject to voting agreements in favor of the Triad Limited Partnership and Triad, respectively.

     On February 15, 2005, the Company was informed by Aventis that it intends, by March 31, 2005, to close on a transaction to sell the manufacturing plant where the Azmacort product is manufactured to a third party.

     Kos has recently learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of certain of Kos’ sales practices but Kos has not been able to confirm the scope of the investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of its sales practices but has not been able to reach any conclusions because of the preliminary and uncertain nature of the information of which it is currently aware. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.

     We have audited the consolidated financial statements of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 2, 2005. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K for the three years in the period ended December 31, 2004. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida,
March 2, 2005

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)

				Balance at
	Balance at	Charged to Costs		End
Description	Beginning of Period	and Expenses	Deductions	of Period

Allowance for Doubtful Accounts:

Fiscal year ended December 31, 2002	$194	$150	$38	$306
Fiscal year ended December 31, 2003	306	217	—	523
Fiscal year ended December 31, 2004	523	238	233	528

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

     Management’s Annual Report on Internal Control Over Financial Reporting is contained in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

     The report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting is contained in Item 8 of this Form 10-K.

Changes to the Company’s Internal Control Over Financial Reporting

     There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES.

(a)	1. The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 57 of this report.

2. The following Financial Statement Schedules are filed herewith:

Schedule	Description
II	Valuation and Qualifying Accounts for the Year Ended December 31, 2004

3. The following exhibits are filed herewith:

Exhibit
Number	Exhibit Description

1.1(1)	Underwriting Agreement dated November 19, 2003, among the Company, the Selling Shareholders named therein, and Goldman, Sachs and Co., Banc of America Securities LLC, SG Cowen Securities Corporation, Deutsche Bank Securities, Inc., SunTrust Capital Markets, Inc., Natexis Bleichroeder Inc. and Ryan, Beck & Co., Inc.

2.1(12)+	Product Acquisition Agreement between the Company and Aventis Pharmaceuticals Holdings Inc., dated March 5, 2004.

2.2(12)+	Supply Agreement between the Company and Aventis Pharmaceuticals Inc., dated March 5, 2004.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(3)	Form of Common Stock certificate of the Company.

10.1(2)*	Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

10.2(2)*	Employment Agreement dated as of June 15, 1996, between David J. Bova and the Company.

10.3(2)*	Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

10.4(4)*	Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan.

10.15(5)	Revolving Credit and Loan Agreement dated December 21, 1999, between the Company and Michael Jaharis.

10.16(6)	Third Amended and Restated Registration Rights Agreement effective as of December 19, 2002, by and between the

Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.17(5)	Promissory Note dated December 21, 1999, in favor of Michael Jaharis.

10.18(5)	Non-Detachable Common Stock Purchase Warrant.

10.19(6)	Revolving Credit and Loan Agreement dated as of December 19, 2002, between Kos Pharmaceuticals and Michael Jaharis.

10.20(6)	Revolving Credit Promissory Note dated December 19, 2002 in favor of Michael Jaharis.

10.21(6)	Non-Detachable Common Stock Purchase Warrant dated December 19, 2002.

10.22(6)	Second Amended and Restated Security Agreement dated December 19, 2002, by and between the Company and Michael Jaharis.

10.23(7)	Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

10.24(8)*	Employment Agreement dated April 26, 2001, between the Company and Adrian Adams.

10.25(9)*	Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

10.26(9)+	Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.27(9)+	Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.28(9)	Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

10.29(10)+	Distribution, Patent & Trademark License, Marketing and Supply Agreement, dated October 23, 2002, between the Company and Merck KGaA.

10.30(11)+	Co-Promotion Agreement dated as of October 29, 2003 between the Company and Takeda Pharmaceuticals North America, Inc.

10.31(14)	Form of Consulting Agreement Between the Company and Christopher P. Kiritsy.

10.32(14)	Securities Purchase Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc. and 2004 Oikos Investment Partners, LP.

10.33(14)	Stockholders Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

10.34(14)	Registration Rights Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

10.35*	Employment Agreement dated as of February 2, 2005, between Adrian Adams and the Company.

10.36*	Summary Term Sheet of Board Compensation.

14.1(13)	Code of Ethics for Senior Financial Officers.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24	Powers of Attorney (included on signature page hereto).

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Summary Sheet of 2005 Named Executive Officer Compensation.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999, and incorporated herein by reference.

(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2002, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2000, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2001, and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.

(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2003, and incorporated herein by reference.

(12)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2004, and incorporated herein by reference.

(13)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended March 31, 2003, and incorporated herein by reference.

(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

KOS PHARMACEUTICALS, INC.

By:	/s/ Adrian Adams

Adrian Adams
President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Adrian Adams and Juan F. Rodriguez and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, any lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Jaharis Michael Jaharis	Chairman Emeritus of the Board of Directors	March 16, 2005

/s/ Daniel M. Bell Daniel M. Bell	Chairman of the Board of Directors	March 16, 2005

/s/ Robert E. Baldini Robert E. Baldini	Vice Chairman of the Board	March 16, 2005

/s/ Adrian Adams Adrian Adams	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2005

/s/ Christopher P. Kiritsy Christopher P. Kiritsy	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Juan F. Rodriguez Juan F. Rodriguez	Senior Vice President, Controller and Corporate Administration (Principal Accounting Officer)	March 16, 2005

/s/ John Brademas John Brademas	Director	March 16, 2005

/s/ Kevin T. Ferro Kevin T. Ferro	Director	March 16, 2005

/s/ Steven Jaharis Steven Jaharis	Director	March 16, 2005

/s/ Nicolaos E. Madias Nicolaos E. Madias	Director	March 16, 2005

/s/ Mark Novitch Mark Novitch	Director	March 16, 2005

/s/ William D. Pruitt William D. Pruitt	Director	March 16, 2005

/s/ Frederick B. Whittemore Frederick B. Whittemore	Director	March 16, 2005

EXHIBIT INDEX

Exhibit
Number	Description
3.2	Amended and Restated Bylaws of the Company.

10.35	Employment Agreement dated February 2, 2005, between Adrian Adams and the Company.

10.36	Summary Term Sheet of Board Compensation.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary Sheet of 2005 Named Executive Officer Compensation.