Form 10-Q
period 2005-03-31
KOS PHARMACEUTICALS INC
filed 2005-05-10
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 22, 2005

Common Stock, par value $.01 per share	40,408,128

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Niaspan®, Advicor®, and Teveten® are registered trademarks of Kos Pharmaceuticals, Inc.

Azmacort® is a registered trademark of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.

Cardizem® is a registered trademark of Biovail Laboratories International SRL

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$280,739	$258,703
Marketable securities	3,910	—
Trade accounts receivable, net	95,851	74,568
Inventories, net	10,392	10,649
Prepaid expenses and other current assets	15,066	11,572
Current deferred tax asset, net	34,176	41,186

Total current assets	440,134	396,678
Fixed Assets, net	24,345	23,341
Long Term Deferred Tax Asset, net	14,437	13,346
Intangible Assets, net	146,418	150,079
Other Assets	3,302	3,482

Total assets	$628,636	$586,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,912	$9,161
Accrued expenses	115,501	104,898
Advance payment received on license agreement, net of amortized amount	17,906	18,384
Note payable to shareholder	19,000	19,000
Current portion of capital lease obligations	133	132

Total current liabilities	162,452	151,575

Capital Lease Obligations, net of current portion	175	209

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 40,388,703 and 40,211,375 shares issued and outstanding as of March 31, 2005 (unaudited) and December 31, 2004, respectively	404	402
Additional paid-in capital	530,945	526,463
Restricted stock grant	(21)	(95)
Accumulated deficit	(65,304)	(91,628)
Accumulated other comprehensive loss	(15)	—

Total shareholders’ equity	466,009	435,142

Total liabilities and shareholders’ equity	$628,636	$586,926

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months
	Ended
	March 31,
	2005	2004
	(Unaudited)
Net Sales	$152,651	$94,268
Licensing revenue	639	—

Total revenue	153,290	94,268

Cost of sales (for the 2005 period, does not include $3.5 million of amortization charges related to the Azmacort developed and core technology intangible asset acquired from Aventis; See Note 7)	10,850	6,754

	142,440	87,514

Operating Expenses:
Research and development	25,296	53,917
Selling, general and administrative	78,014	55,176

Total operating expenses	103,310	109,093

Income (loss) from operations	39,130	(21,579)

Other Expense (Income):
Interest income, net	(1,523)	(680)
Interest expense-related party	258	303
Interest expense, other	20	—
Other expense, net	16	1

Total other (income) expense	(1,229)	(376)

Income (loss) before provision for / (benefit from) income taxes	40,359	(21,203)

Provision for/(Benefit from) income taxes	14,035	(29,251)

Net income	$26,324	$8,048

Basic earnings per share of Common Stock	$0.65	$0.22

Diluted earnings per share of Common Stock	0.58	0.17

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	40,255	36,926
Diluted	46,013	47,788

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Restricted	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock Grant	Deficit	Loss	Total
Balance at December 31, 2004	40,211	$402	$526,463	$(95)	$(91,628)	$—	$435,142

Common Stock issued to employees under Kos Savings Plan	12	—	393	—	—	—	393
Issuance of Common Stock to employees under Stock Purchase Plan	55	1	1,543	—	—	—	1,544
Exercise of stock options	111	1	2,021	—	—	—	2,022
Compensation expense on restricted stock grant	—	—	—	74	—	—	74
Tax benefit of stock option exercises	—	—	525	—	—	—	525
Unrealized loss on marketable securities	—	—	—	—	—	(15)	(15)
Net income	—	—	—	—	26,324	—	26,324

Balance at March 31, 2005	40,389	$404	$530,945	$(21)	$(65,304)	$(15)	$466,009

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$26,324	$8,048
Adjustments to reconcile net income to net cash provided by operating activities-	1,326	973
Depreciation
Amortization of intangible assets	3,661	—
Provision for inventory obsolescence	79	184
Loss on disposal of fixed assets	20	—
Write-off of investment in Triad Pharmaceuticals, Inc.	4,000	—
Write-off of generic Niaspan inventory	1,327	—
Deferred income taxes	5,919	(41,180)
Recognition of deferred revenue under license agreement	(416)	—
Reimbursement recognized under license agreement	(62)	(63)
Common Stock issued to employees under Kos Savings Plan	393	467
Compensation expense on restricted stock grant	74	75
Tax benefit of stock option exercises	525	11,019
Write-off of acquired in-process research and development	—	38,000
Changes in operating assets and liabilities:
Trade accounts receivable	(21,283)	(13,028)
Inventories	(1,149)	274
Prepaid expenses and other current assets	(3,494)	(728)
Other assets	2	—
Accounts payable	751	(4,952)
Accrued expenses	10,603	15,198

Net cash provided by operating activities	28,600	14,287

Cash Flows from Investing Activities:
Investment in Triad Pharmaceuticals, Inc.	(4,000)	—
Product acquisition	—	(203,828)
Purchase of marketable securities, net	(3,925)	—
Capital expenditures and deposits on fixed assets to be acquired	(2,172)	(1,132)

Net cash used in investing activities	(10,097)	(204,960)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,544	1,119
Net proceeds from exercise of stock options	2,022	5,785
Payments under capital lease obligations	(33)	(15)

Net cash provided by financing activities	3,533	6,889

Net increase / (decrease) in cash and cash equivalents	22,036	(183,784)

Cash and Cash Equivalents, beginning of period	258,703	259,958

Cash and Cash Equivalents, end of period	$280,739	$76,174

Supplemental Disclosure of Cash Flow Information:
Interest paid	$278	$549

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2005, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2005. Certain accounts on the Company’s Consolidated Financial Statements for the three months ended March 31, 2004, have been reclassified in order to conform to the current period presentation. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

2. Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and that unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than as a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 151 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its results of operations and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (See Note 12).

     In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”). SFAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction should be reported in the period in which the deduction is claimed on the Company’s tax return. As such, the provision for income taxes for the three months ended March 31, 2005 included a benefit related to the Company’s qualified production activities of $0.3 million.

3. Reporting of Comprehensive Income or Loss

     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three months ended March 31, 2005 was $26.3 million. Reported net income equaled comprehensive income for the comparable period in 2004.

4. Income Taxes

     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most net operating loss carryforwards (“NOLs”) and, therefore, that the Company would “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the year of change is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the Company reversed $71.2 million of its valuation allowance during the year ended December 31, 2004, of which $21.7 million was reversed during the first quarter of 2004.

     The Company recorded a provision for income taxes of $14.0 million for the three months ended March 31, 2005, as compared to a benefit from income taxes of $29.3 million for the three months ended March 31, 2004. The $14.0 million provision for income taxes included a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain cumulative Company research and development activities through 2004, a $1.5 million provision associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, and a $0.4 million reversal of the Company’s valuation allowance associated with net operating losses not previously utilizable which can now be realized by the Company. The benefit from income taxes of $29.3 million for the three months ended March 31, 2004, included a $21.7 million reversal of the Company’s valuation allowance, of which $6.4 million represented the portion reversed through the effective tax rate for the quarter and $15.3 million related to the reversal of the valuation allowance on deferred tax assets expected to be realized through ordinary income in years subsequent to 2004. The benefit also included a $14.4 million deferred benefit related to the $38 million write-off of acquired in-process research and development as further described in Note 7.

     As of March 31, 2005, the Company had approximately $74.4 million of NOLs available to offset future taxable income and $2.6 million in tax credits. Deferred tax assets, net, as of March 31, 2005,

totaled approximately $48.6 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to income.

5. Earnings Per Share

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

	Three Months
	Ended March 31,
	2005	2004
	(in thousands, except
	per share data)
Numerator:
Net income	$26,324	$8,048
Interest expense from convertible debt	258	303

Diluted net income	$26,582	$8,351

Denominator:
Basic weighted average number of shares outstanding	40,255	36,926
Effect of dilutive securities:
Stock options	1,954	4,817
Non-detachable warrants (See Note 11)	3,800	6,000
Other common stock warrants	4	45

Diluted weighted average number of shares outstanding	46,013	47,788

Basic earnings per share of Common Stock	$0.65	$0.22
Diluted earnings per share of Common Stock	0.58	0.17

     The calculation of weighted average shares outstanding excluded stock options of 3.4 million and 2.6 million for the three months ended March 31, 2005 and 2004, respectively, because their impact was antidilutive.

6. Inventories, net

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Raw materials	$2,645	$2,199
Work in process	2,995	4,161
Finished goods	4,752	4,289

Total inventories, net	$10,392	$10,649

     As a result of the settlement of the outstanding litigation reached with Barr Laboratories, Inc. (“Barr”) (see Note 14), the Company wrote-off generic Niaspan inventory totaling $1.3 million as cost of goods sold during the three months ended March 31, 2005. The Company had produced this generic Niaspan product as a contingency in the event Barr had elected to launch “at risk” their generic version of Niaspan.

7. Product Acquisition and Intangible Assets

     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. (the “Azmacort Acquisition Agreement”) and a finished product supply agreement (the “Azmacort Supply Agreement” and together with the Azmacort Acquisition Agreement, the “Aventis Agreements”) with Aventis Pharmaceuticals Inc. (collectively with Aventis Pharmaceutical Holdings Inc., “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004.

     Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a chlorofluorocarbon (“CFC”)-free product that was being developed by Aventis. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc., consented to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis Pharmaceuticals Inc. affiliate responsible for the manufacture of Azmacort, Aventis Pharmaceuticals Puerto Rico, Inc., and negotiated a new ten-year term to produce and supply Azmacort for the Company.

     The purchase price relative to the Azmacort Acquisition Agreement has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed:

		Weighted
		Average
Component	Estimated Value	Life
	(in thousands)	(in years)
Developed and Core Technology	$154,429	10
Supply Contract	4,050	5
Trademark	2,341	Indefinite
Other Intangibles	241	5
In-process Research and Development	38,000	N/A
Inventory	7,000	N/A

Total	$206,061

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

     The amount assigned to in-process technology was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technology feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a CFC-based propellant and, consequently, does not deplete the Earth’s ozone layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (“the Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.

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

     Intangible assets consist of the following:

	March 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Developed and Core Technology	$154,429	$(13,783)	$140,646	$154,429	$(10,336)	$144,093
Supply Contract	4,050	(810)	3,240	4,050	(608)	3,442
Other Intangibles	241	(50)	191	241	(38)	203
Trademarks*	2,341	—	2,341	2,341	—	2,341

Total	$161,061	$(14,643)	$146,418	$161,061	$(10,982)	$150,079

*Indefinite-lived intangible assets

     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from 5 to 22 years. The Company recorded $3.7 million of amortization expense related to its intangible assets during the three months ended March 31, 2005. Amortization expense of intangible assets is estimated to be $14.6 million for each of the fiscal years from 2005 through 2008, and $14.0 million for 2009.

     The Company does not allocate to cost of sales the amortization charges related to the developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to our ability to conduct further research and development, and market and sell the Azmacort product. Amortization charges related to the developed and core technology intangible asset were $3.5 million for the three months ended March 31, 2005 and are included under “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.

8. Accounting for Product Returns – Impact on Revenue Recognition

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

9. Advance Payments Received on License Agreement

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through March 31, 2005, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck if Kos fails to achieve certain regulatory milestones). Merck is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacturing of the products, and for certain critical marketing related functions. Kos’ manufacturing commitment to Merck is a pervasive element of the Merck Agreement as Merck is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality and maintaining a worldwide database of adverse events of the products that it manufactures for Merck. The critical marketing related services provided by Kos include: active participation in the planning of commercialization efforts by Merck, the sharing, review and dissemination of information pertaining to safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck.

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

     For the three months ended March 31, 2005, the Company recorded $0.6 million of licensing revenue and amortization of upfront and milestone payments received pursuant to the Merck Agreement. The Company also recorded $0.1 million for each of the three month periods ended March 31, 2005 and 2004, as an offset to research and development expenses pursuant to the Merck Agreement.

     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of March 31, 2005, are $17.9 million related to upfront, reimbursement and milestone payments received from Merck that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.

10. Accrued Expenses

     The components of accrued expenses are as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)
Managed care rebates and chargebacks	$51,607	$49,998
Employee commissions and bonuses	7,574	14,780
Royalties	25,207	13,811
Income taxes payable	7,498	2,183
All other	23,615	24,126

Total accrued expenses	$115,501	$104,898

11. Notes Payable to Shareholder

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs . The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2005 . Borrowings, when outstanding, will bear interest at the prime rate (5.75% as of March 31, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.

     On December 21, 1999, Mr. Jaharis extended a $50-million loan to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $19 million as of March 31, 2005, are due June 30, 2005, and are subject to most of the terms and conditions of the Additional Standby Facility. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. As of March 31, 2005, warrants to purchase 3,800,000 shares of the company’s Common Stock remained outstanding under the Standby Facility. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     As of March 31, 2005, all of the Company’s assets were pledged as collateral for the Additional Standby Facility and the Standby Facility.

     The Company recorded $0.3 million of interest expense for each of the three-month periods ended March 31, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

12. Compensation Cost for Stock Options Issued to Employees

     As permitted by SFAS No. 148, “Accounting for Stock-Based Payment” (“SFAS 148”), which amended SFAS 123, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months
	Ended
	March 31,
	2005	2004
	(in thousands, except
	per share data)
Net income:
As reported	$26,324	$8,048
Stock-based employee compensation expense under fair value method	(5,797)	(7,511)

Pro forma	$20,527	$537

Net income per share:
As reported:
Basic	$0.65	$0.22
Diluted	0.58	0.17
Pro forma:
Basic	$0.51	$0.01
Diluted	0.46	0.01

Number of shares used in calculation:
As reported:
Basic	40,255	36,926
Diluted	46,013	47,788
Pro forma:
Basic	40,255	36,926
Diluted	45,634	47,000

13. Related Party Transaction

     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc. (“Triad”), which is now controlled by a limited partnership (the “Triad Limited Partnership”) formed by Mrs. Jaharis. At the time the agreements were executed, Mr. Jaharis directly controlled Triad. Under the Sponsored Research Agreement, Triad has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL cholesterol (the “Field”). The Sponsored Research Agreement has a two-year term ending September 30, 2005, subject to extension, and provides for total payments by the Company during the initial two-year term of $1.5 million. Triad commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Triad in 2003, $0.9 million in 2004, and $0.2 million in the first quarter of 2005, in connection with the Sponsored Research Agreement. Under the License Agreement, Triad granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property in the Field developed during the term of the Sponsored Research Agreement (e.g., methods, processes, trade secrets and technical data) that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Triad may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Triad will pay to the Company royalties on income earned by Triad from the commercialization of any such non-exclusive intellectual property within the Field. Triad conducts the sponsored research on behalf of the Company pursuant to Triad’s sponsored research and license agreements with Tufts University.

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

     After considering the provisions of the FASB’s Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Triad does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Triad under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Triad. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2005.

     In connection with the closing of the investment in Triad, on February 1, 2005, Mr. Kiritsy accepted the position of President and Chief Executive Officer of Triad and notified the Company that he would be resigning as Executive Vice President, Corporate Development and CFO. Mr. Juan Rodriguez, the Company’s current Senior Vice President and Controller, has been named interim CFO to become effective upon Mr. Kiritsy’s departure on May 20, 2005. The Company and Mr. Kiritsy have agreed to enter into a two-year consulting agreement at the time of Mr. Kiritsy’s departure pursuant to which he will receive a consulting fee of $5,000 per year (the “Consulting Agreement”). The Consulting Agreement further provides that Mr. Kiritsy’s existing Company stock option awards will continue to vest during the term of the Consulting Agreement and shall remain exercisable for the original life of those options notwithstanding his cessation of employment from the Company. Additionally, pursuant to pre-existing contractual arrangements, Mr. Kiritsy acquired directly from Mrs. Jaharis approximately 1% of the outstanding Triad stock on an as converted basis, representing all of her remaining ownership interest in Triad. Mr. Kiritsy has also received options to purchase 243,600 shares of Triad common stock under the Triad option plan. The Triad stock currently owned by Mr. Kiritsy and the Triad stock issuable upon exercise of options granted to Mr. Kiritsy are subject to voting agreements in favor of the Triad Limited Partnership and Triad, respectively.

     In January 2005, the Company purchased merchandise from Ringware, Inc. for distribution to Kos’ employees to commemorate the Company’s 2004 achievements. The total cost of this merchandise was approximately $96,500. Kevin T. Ferro, a member of the Company’s Board of Directors, and Mr. Ferro’s wife and mother-in-law have a controlling ownership interest in Ringware, Inc.

14. Subsequent Events

     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (“the Barr Settlement and License Agreement”) with Barr and/or certain of its affiliates, relating to the resolution of the patent litigation involving the Company’s Niaspan products (collectively, the “Barr Agreements”). The United States District Court for the Southern District of New York subsequently entered into a Consent Dismissal Without Prejudice dismissing the litigation between the Company and Barr.

     The Duramed Co-promotion Agreement provides that the Company and Duramed Pharmaceuticals, Inc. and/or its affiliate (“Duramed”), a subsidiary of Barr, will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (“the Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company will train a 40-person Duramed specialty sales force, which will begin promoting the Products in mid-2005. In consideration of the co-promotion, the Company will pay Duramed royalties based on quarterly and yearly net sales of the Products, subject to certain maximum sales levels.

     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr mentioned previously. It permits Barr to launch generic versions of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the Products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire Kos patent. Upon such future launch, Barr would pay the Company a royalty equal to a portion of profits generated from the sales of generic versions of the Products. As part of the settlement, Barr stipulated that the Company’s Niaspan patents in suit are valid and enforceable and that Barr infringed those patents.

     In the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications (“ANDAs”). Under the terms of the Barr License and Manufacturing Agreement, Barr grants Kos a license to use, market and sell Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr will receive an initial license fee and quarterly payments to remain compliant with Food and Drug Administration current Good Manufacturing Practices and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed upon supply price.

     On April 26, 2005, Niaspan was launched in Canada by the Company’s Canadian development and commercialization partner, Oryx Pharmaceuticals, Inc. (“Oryx”). The launch came after regulatory clearance was received from Health Canada on March 11, 2005, to market 500 mg, 750 mg and 1000 mg doses of the Niaspan product in Canada. The commercialization of Niaspan in Canada is conducted pursuant to an agreement announced on August 20, 2003, between the Company and Oryx. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Niaspan and Advicor following receipt of marketing authorization for such products in Canada. Kos will receive from Oryx licensing revenue amounting to 40% of net sales of the products in Canada, which includes the cost of goods sold.

     On April 28, 2005, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 50,000,000 to 100,000,000. Pursuant to this amendment, the Company has the authority to issue 110,000,000 total shares of capital stock, of which 100,000,000 shares, having a par value of $.01 per share shall be designated as Common Stock and 10,000,000 shares having a par value of $.01 shall be designated as Preferred Stock.

     On May 3, 2005, the Company announced that it had entered into certain agreements relating to a strategic commercialization and research and development alliance (the “Biovail Agreements”) with Biovail Corporation and/or certain of its affiliates (“Biovail”). Pursuant to the Biovail Agreements, Kos acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive distribution rights to the Cardizem LA (diltiazem hydrochloride) product in the United States and Puerto Rico. In addition, Kos will obtain commercial rights to the combination product of Cardizem LA and enalapril (ace-inhibitor), currently in formulation development, and the right of first negotiation to two other research and development projects in the cardiovascular/metabolic disease area. Furthermore, Kos intends to offer employment to approximately 200 Biovail employees, including 150 sales representatives.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own specialty sales force and co-promotion partners in the U.S. and through its commercialization partners and license arrangements outside of the U.S. and Japan. On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. (the “Azmacort Acquisition Agreement”) and a finished product supply agreement (the “Azmacort Supply Agreement” and together with the Azmacort Acquisition Agreement, the “Aventis Agreements”) with Aventis Pharmaceuticals Inc. (collectively with Aventis Pharmaceutical Holdings Inc., “Aventis”) to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004. The Company’s cardiovascular products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.

     The Company’s business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages or patient compliance advantages compared with existing formulations of such products. Additionally, as a result of the Company’s strengthening financial position, Kos has recently begun to broaden its business strategy to involve greater investment and focus on the research and development of new chemical entities, particularly in the area of modulators of HDL cholesterol.

     The principal elements of Kos’ current business strategy are as follows:

(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing the awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	manage internally the clinical development of its products;

(v)	manufacture its products internally, or where necessary or prudent, using a third party manufacturer;

(vi)	market its products directly through the Company’s specialty sales forces, which Kos may supplement with a contract sales organization or other partners and through co-promotion and other strategic alliances to extend the marketing reach of the Company to new patients; and

(vii)	leverage its core competencies through corporate and academic alliances, including drug discovery and design sponsored research alliances.

     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan, Advicor, and Azmacort products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $123.1 million for the three months ended March 31, 2005, from $94.3 million for the same period in 2004. This 31% increase in Niaspan and Advicor revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2005 period. As mentioned above, the Company began recording Azmacort revenue on April 1, 2004. Azmacort revenue for the three months ended March 31, 2005, totaled $29.6 million. Net income for the three months ended March 31, 2005, was $26.3 million compared to net income of $8.0 million for the same period in 2004.

     Because Kos’ current business strategy is mostly dependent on the reformulation of existing compounds or the development or acquisition of products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular and respiratory treatments . As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor and Azmacort products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

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

     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through March 31, 2005, the Company had accumulated a net deficit from operations of approximately $65.3 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of March 31, 2005, the Company had approximately $74.4 million of net operating loss carryforwards and $2.6 million of tax credits.

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

     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marked the first time that the FDA had approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with Niaspan, Kos and Takeda market Advicor directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications.

     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc. consented to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., the affiliate of Aventis Pharmaceuticals Inc. that manufactured Azmacort, and negotiated a new ten-year term to produce and supply Azmacort for the Company. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $38.0 million for the value of in-process research and development, $7.0 million for the value of inventory, and $6.7 million for the value of certain other intangibles. The $38.0 million value assigned to in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying consolidated statement of operations for the three months ended March 31, 2004 (the “In-process R&D Write-off”). The In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from five to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists.

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

     On February 1, 2005, the Company consummated $4 million of a proposed aggregate $8 million investment in Triad Pharmaceuticals, Inc. (“Triad”) through the purchase of shares of a new series of convertible preferred stock of Triad (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Triad achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4 million of Series F Preferred Stock. The investment is part of a $16.0 million round of financing for Triad, with the remaining $8.0 million being provided by a limited partnership formed by Mary Jaharis (the “Triad Limited Partnership”), the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors, under similar terms and conditions as the Company’s investment. Assuming consummation of the second $4 million investment, the Company would own approximately 27% and the Triad Limited Partnership would own or have the right to vote approximately 48% of the outstanding common stock of Triad on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Triad Limited Partnership is entitled to designate seven persons, to Triad’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Triad Board of Directors and has been elected by the directors of Triad as Chairman. The Company will appoint two additional persons to the Triad Board at a later date. Michael Jaharis, Steven Jaharis and Kevin T. Ferro, directors of Kos, have been appointed by the Triad Limited Partnership to the Triad Board of Directors.

     After considering the provisions of the FASB’s Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Triad does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Triad under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Triad. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2005.

Recent Developments

     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (“the Barr Settlement and License Agreement”) with Barr Laboratories, Inc. and/or certain of its affiliates (“Barr”) relating to the resolution of the patent litigation involving the Company’s Niaspan products (collectively, the “Barr Agreements”). The United States District Court

for the Southern District of New York subsequently entered into a Consent Dismissal Without Prejudice dismissing the litigation between the Company and Barr.

     The Duramed Co-promotion Agreement provides that the Company and Duramed Pharmaceuticals, Inc. and/or its affiliate (“Duramed”), a subsidiary of Barr, will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (“the Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company will train a 40-person Duramed specialty sales force, which will begin promoting the Products in mid-2005. In consideration of the co-promotion, the Company will pay Duramed royalties based on quarterly and yearly net sales of the Products, subject to certain maximum sales levels.

     The Barr Settlement and License agreement sets forth the terms of the settlement of the litigation between Kos and Barr mentioned previously. It permits Barr to launch generic versions of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the Products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire Kos patent. Upon such future launch, Barr would pay the Company a royalty equal to a portion of profits generated from the sales of generic versions of the Products. As part of the settlement, Barr stipulated that the Company’s patents in suit are valid and enforceable and that Barr would infringe those patents.

     In the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications (“ANDAs”). Under the terms of the Barr License and Manufacturing Agreement, Barr grants Kos a license to use, market and sell Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr will receive an initial license fee and quarterly payments to remain compliant with FDA current Good Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed upon supply price.

     On April 26, 2005, Niaspan was launched in Canada by the Company’s Canadian development and commercialization partner, Oryx Pharmaceuticals, Inc. (“Oryx”). The launch came after regulatory clearance was received from Health Canada on March 11, 2005, to market 500 mg, 750 mg and 1000 mg doses of the Niaspan product in Canada. The commercialization of Niaspan in Canada is conducted pursuant to an agreement announced on August 20, 2003, between the Company and Oryx. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Niaspan and Advicor following receipt of marketing authorization for such products in Canada. Kos will receive from Oryx licensing revenue amounting to 40% of net sales of the products in Canada, which includes the cost of goods sold.

     On April 28, 2005, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 50,000,000 to 100,000,000. Pursuant to this amendment, the Company has the authority to issue 110,000,000 total shares of capital stock, of which 100,000,000 shares, having a par value of $.01 per share shall be designated as Common Stock and 10,000,000 shares having a par value of $.01 shall be designated as Preferred Stock.

     On May 3, 2005, the Company announced that it had entered into certain agreements relating to a strategic commercialization and research and development alliance (the “Biovail Agreements”) with

Biovail Corporation and/or certain of its affiliates (“Biovail”). Pursuant to the Biovail Agreements, Kos acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive distribution rights to the Cardizem LA (diltiazem hydrochloride) product in the United States and Puerto Rico. In addition, Kos will obtain commercial rights to the combination product of Cardizem LA and enalapril (ace-inhibitor), currently in formulation development, and the right of first negotiation to two other research and development projects in the cardiovascular/metabolic disease area. Furthermore, Kos intends to offer employment to approximately 200 Biovail employees, including 150 sales representatives.

Results of Operations

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on Kos’ analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates, chargebacks, and reimbursements associated with Medicaid and Medicare represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes.

     The most pertinent inputs used in the estimation of the Company sales allowances and accruals, and product inventory levels in its distribution channel, include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product best price (derived from the Company’s contractual arrangements), and average manufacturer price (“AMP”) (computational in nature using historical data). Of these inputs, prescription data and AMP require significant estimation. The Company believes that variances between estimates and actual results of prescription data and AMP may each reasonably vary +/- 5%. The following table reflects the potential impact to revenue for the three months ended March 31, 2005, based upon various combinations of these reasonably likely outcomes in prescription data and AMP estimates (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):

Impact on Niaspan, Advicor and Azmacort Revenue
Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)

	Prescription Variance
AMP Variance	(5%)	(3%)	(1%)	0%	1%	3%	5%
(5%)	$(1.5)	$(1.5)	$(1.6)	$(1.6)	$(1.7)	$(1.7)	$(1.8)
(3%)	(0.9)	(0.9)	(1.0)	(1.0)	(1.0)	(1.1)	(1.2)
(1%)	(0.2)	(0.3)	(0.3)	(0.4)	(0.4)	(0.5)	(0.5)
0%	0.1	0.1	—	—	—	(0.1)	(0.1)
1%	0.5	0.4	0.4	0.4	0.3	0.3	0.2
3%	1.2	1.2	1.1	1.1	1.1	1.0	1.0
5%	2.0	1.9	1.9	1.9	1.8	1.8	1.7

     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Other than the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset, such changes to these estimates have not been material to the Company’s results of operations during the three months ended March 31, 2005 and 2004.

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

     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most net operating loss carryforwards (“NOLs”) and, therefore, that the Company would “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the year of change is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the Company reversed $71.2 million of its valuation allowance during the year ended December 31, 2004, of which $21.7 million was reversed during the first quarter of 2004.

     The Company recorded a provision for income taxes of $14.0 million for the three months ended March 31, 2005, as compared to a benefit from income taxes of $29.3 million for the three months ended

March 31, 2004. The $14.0 million provision for income taxes included a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain cumulative Company research and development activities through 2004, a $1.5 million provision associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, and a $0.4 million reversal of the Company’s valuation allowance associated with net operating losses not previously utilizable which can now be realized by the Company. The benefit from income taxes of $29.3 million for the three months ended March 31, 2004, included a $21.7 million reversal of the Company’s valuation allowance, of which $6.4 million represented the portion reversed through the effective tax rate for the quarter and $15.3 million related to the reversal of the valuation allowance on deferred tax assets expected to be realized through ordinary income in years subsequent to 2004. The benefit also included a $14.4 million deferred benefit related to the $38 million In-process R&D Write-off.

     As of March 31, 2005, the Company had approximately $74.4 million of NOLs available to offset future taxable income and $2.6 million in tax credits. Deferred tax assets as of March 31, 2005, totaled approximately $48.6 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to income.

Three Months Ended March 31, 2005 and 2004

     The Company’s reported revenue increased 63% to $153.3 million for the three months ended March 31, 2005, from $94.3 million for the same period in 2004. Revenues by product for the three months ended March 31, 2005 and 2004 and the respective change of the 2005 period over the prior year period were as follows:

	Three Months Ended March 31,
		% of		% of	%
	2005	Revenues	2004	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$93.7	61.1	$70.5	74.8	32.9
Advicor	29.4	19.2	23.8	25.2	23.5
Azmacort	29.6	19.3	—	—	N/A
Other	0.6	0.4	—	—	N/A

	$153.3	100.0	$94.3	100.0	62.6

     The increase in revenue was principally attributable to sales of the Azmacort product, for which commercialization began on April 1, 2004, and increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2005 period as compared to the 2004 period. Of the $23.2 million increase in Niaspan net sales during 2005, $18.4 million resulted from increases in unit volume and $4.8 million resulted from increases in price. Of the $5.6 million increase in Advicor net sales during 2005, $4.3 million resulted from increases in unit volume and $1.3 million resulted from increases in price.

     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts, as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the three months ended March 31, 2005 and 2004, follows:

	2005						2004
	Niaspan		Advicor		Azmacort		Niaspan		Advicor		Azmacort
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$86.8	65	$15.1	44	$10.6	26	$72.6	71	$11.4	43	N/A	N/A

Chargebacks	33.2	25	3.6	11	7.6	19	14.2	14	0.4	1	N/A	N/A

Returns	133.7	100	34.2	100	40.7	100	101.9	100	26.6	100	N/A	N/A

Discounts	133.7	100	34.2	100	40.7	100	101.9	100	26.6	100	N/A	N/A

     The Company had accrual balances related to its managed care rebates and chargebacks of $51.6 million and $50.0 million, as of March 31, 2005 and December 31, 2004, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $2.8 million as of March 31, 2005 and December 31, 2004.

     Cost of sales increased 61% to $10.9 million for the three months ended March 31, 2005, from $6.8 million for the same period in 2004, primarily as a result of increased unit sales of the Niaspan and Advicor products, combined with the addition of the Azmacort product to the Company’s product portfolio on March 31, 2004. In 2005, cost of sales was approximately 7.1% of net sales, as compared to 7.2% for the same period in 2004. The decrease was primarily a result of price increases, partially offset by changes in the product mix, including the impact of the addition of Azmacort to the Company’s product offering, and of a $1.3 million write-off of generic Niaspan inventory during the three months ended March 31, 2005, which the Company had produced as a contingency in the event Barr had elected to launch “at risk” their generic version of Niaspan.

     The Company’s research and development expenses decreased 53% to $25.3 million for the three months ended March 31, 2005, from $53.9 million for the same period in 2004. The decreased expenses related primarily to the absence during the 2005 period of the one-time charge of $38.0 million related to the In-process R&D Write-off during the three months ended March 31, 2004. This decrease was partially offset by the Triad Write-off of $4 million during the three months ended March 31, 2005 and by increases of $2.3 million principally associated with clinical studies for the Company’s products under development, and $1.8 million in personnel and personnel-related costs.

     Selling, general and administrative expenses increased 41% to $78.0 million for the three months ended March 31, 2005, from $55.2 million for the same period in 2004. Within this category, selling expenses increased to $65.1 million for the 2005 period from $45.9 million for the comparable 2004 period. The growth in selling expenses was primarily related to increases of $12.5 million in royalty expenses, of $3.5 million of amortization related to the Azmacort purchase, and of $2.8 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products. General and administrative expenses increased to $12.9 million for the three months ended March 31, 2005, from $9.3 million for the three months ended March 31, 2004. This increase in general and administrative expenses was primarily related to increases of $1.0 million in professional fees, of $0.9 million in personnel and personnel related costs, and of $1.7 million in other costs associated with the expanded activities of the Company.

     As previously described, the Company recorded a provision for income taxes of $14 million for the three months ended March 31, 2005, as compared to a benefit from income taxes of $29.3 million for the same period in 2004. The increase in provision for income taxes during the three months ended March 31, 2005, was primarily a result of the absence during the 2005 period of the $21.7 million reversal of the Company’s valuation allowance and the benefit of $14.4 million associated with the In-process R&D Write-off during the three months ended March 31, 2004, offset by a $2.1 million income tax credit associated with certain cumulative Company research and development activities through 2004 and a valuation allowance reversal of $0.4 million during the three months ended March 31, 2005.

     As of March 31, 2005, the Company was subject to the terms of the December 19, 2002, $30 million credit facility and the December 21, 1999, $50 million credit facility, with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. Interest expense under the Company’s credit facilities totaled $0.3 million for each of the three months ended March 31, 2005 and 2004, respectively.

     The Company’s net income increased 227% to $26.3 million for the three months ended March 31, 2005, compared with $8.0 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

     At March 31, 2005, the Company had cash and cash equivalents and marketable securities of $284.6 million and working capital of $277.7 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and the acquisition of the Azmacort product.

     Net cash provided by operating activities was $28.6 million in the 2005 period, compared to net cash provided by operating activities of $14.3 million in the 2004 period. The increase in net cash provided by operating activities in the 2005 period was primarily a result of the increase in net income adjusted for non-cash items, partially offset by increases in working capital uses of cash. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories and, prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued expenses. The net cash provided by operating activities in the 2004 period was primarily a result of net income adjusted for non-cash items partially offset by working capital uses of cash. Working capital uses of cash during the 2004 period included increases in trade accounts receivable, prepaid expenses and other current assets, and a decrease in accounts payable, partially offset by an increase in accrued expenses and a decrease in inventories.

     Net cash used in investing activities was $10.1 million in the 2005 period, compared to $205.0 million in the 2004 period. The significant decrease in cash used in investing activities during the three months ended March 31, 2005, related principally to the initial $203.8 million purchase allocation during the 2004 period of the Azmacort product, partially offset by a $4 million investment in Triad, and by purchases of marketable securities of $3.9 million during the three months ended March 31, 2005.

     In the 2005 period, net cash provided by financing activities was $3.5 million, compared to net cash provided by financing activities of $6.9 million in the 2004 period. The decrease in net cash provided by financing activities in the 2005 period was primarily related to a decrease in cash received from the exercise of stock options during the 2005 period, partially offset by an increase in proceeds from the issuance of Common Stock to employees under Kos’ Employee Stock Purchase Plan.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-

detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2005. Borrowings, when outstanding, will bear interest at the prime rate (5.75% as of March 31, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.

     On December 21, 1999, Mr. Jaharis agreed to extend a $50-million Standby Facility to the Company (the “Standby Facility”). Borrowings made under the Standby Facility totaled $19 million as of March 31, 2005, are due June 30, 2005, and are subject to most of the terms and conditions of the Additional Standby Facility. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. As of March 31, 2005, warrants to purchase 3,800,000 shares of the company’s Common Stock remained outstanding under the Standby Facility. The exercise of a significant number of the warrants issued under the Standby Facility will cause material dilution to existing shareholders of the Company.

     The Company recorded $0.3 million of interest expense for each of the three months ended March 31, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

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

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with its co-promotion and commercialization partners; respond to competitive pressures from competing therapies for the treatment of cardiovascular, respiratory and other conditions that are the focus of the Company’s products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents; commercialize its products outside the United States and the success of its relationship with Merck KGaA (“Merck”) and Oryx; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, Cardizem LA, Teveten, and Teveten HCT; meet the conditions necessary to obtain funding under its funding arrangements; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Advicor within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s co-promotion relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”) and Duramed, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck and Oryx, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort product, the growth in sales of the Azmacort product, the ability of Kos to build awareness of Azmacort within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain adequate supply of the Azmacort, Cardizem LA, Teveten, and Teveten HCT products, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangements, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA and U.S. Patent and Trademark Office (the “PTO”) requirements, tax and competition issues, as well as certain other risks including those set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Market Acceptance and Sales Growth of Niaspan, Advicor and Azmacort

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

     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cholesterol therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, the September 2003 release of Crestor, a new, highly powerful statin product, or the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, the increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in reducing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. In late 2004, a new formulation of the fibrate agent Tricor (fenofibrate) was launched by Abbott Laboratories, an agent that primarily affects triglyceride levels, but also increases HDL. A new fenofibrate product, Antara, was launched by Reliant Pharmaceuticals, LLC in February 2005. These new agents also pose a competitive threat to Niaspan as they affect the two lipoproteins most impacted by Niaspan. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cholesterol drugs is driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Integration and Sales Growth of Azmacort

     There can be no assurance that the Company will be able to continue to profitably manage and integrate the Azmacort product into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that reverses the declining trend in the sales of such product, the failure of the Company to achieve substantial growth in the sales of the Azmacort product and the failure of the Company to source sufficient quantities of Azmacort from Aventis or its assignee, could have a material adverse effect on the Company’s business and financial condition.

     In addition, Azmacort may prove difficult to successfully sell beyond current levels due to the competitive nature of the market place in which the product competes. The competitive arena is dominated by Glaxo SmithKline’s Advair, supported by a significantly larger sales force than that which supports Azmacort. In addition, the FDA recently approved Schering-Plough’s new inhaled cortico-steroid agent Asmanex, which is currently pending launch in the United States.

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

     The PTO has issued U.S. Patent numbers 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691 and 6,818,229 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

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

     Certain of the Company’s marketed products are covered by one or more patents that are identified and listed with the FDA. Under provisions of the Hatch Waxman Act, 21 USC 1 et seq., a generic company that desires to sell a generic version of one of the Company’s marketed products may file an abbreviated new drug application with the FDA. In that application, the generic company may indicate that it will not sell a generic version of the Company’s marketed product until the patent(s) covering the marketed products expire, or that the generic manufacturer believes that the patent(s) listed by the Company are invalid, unenforceable or would not be infringed by the proposed generic product. This may result in costly and time consuming patent infringement litigation to defend the patent(s) covering the Company’s marketed product or, if no such patent litigation is brought or if the patent(s) are deemed invalid, unenforceable or not infringed, the introduction of a generic version of the Company’s marketed products prior to the expiration of the patent(s) covering the Company’s marketed products, which could have a material adverse effect on the Company’s business.

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

Manufacturing

     On December 29, 2003, the FDA issued a warning letter to the Company related to a routine, unannounced inspection of the Company’s principal manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company now has remedied these deficiencies and has regained its cGMP compliance status.

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

     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its Niaspan, Advicor and Azmacort products to meet the demands of its customers, or to fulfill orders from its international marketing partners. The Company’s failure for any reason to manufacture and supply sufficient quantities of the Niaspan and Advicor products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. Although the Company is currently in discussions with a contract manufacturer for certain of its products, the Company does not currently have a qualified backup manufacturing capability with a third party, other than pursuant to the Barr License and Manufacturing Agreement.

     Failure to comply with applicable manufacturing regulations could also result in sanctions being imposed on the Company, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of the Company’s products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm the Company’s business. If the Company is unable to manufacture its products for any reason, the Company’s options for outsourcing manufacturing are currently limited. It would take a substantial period of time for a contract manufacturing facility, other than Barr, that has not been producing the Company’s particular products to begin producing them under cGMP regulations.

Limited Manufacturing Experience; Risk of Scale-Up

     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with cGMP regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.

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

     On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., an affiliate of Aventis Pharmaceuticals Inc., that consented to a five-year manufacturing commitment to produce Azmacort for the Company. In connection with this acquisition, Inyx negotiated a new ten-year term to produce Azmacort for the Company. The Company relies solely on Inyx to manufacture and supply adequate quantities of the finished Azmacort product, and the Company cannot provide any assurances that Inyx will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. Likewise, the Company relies solely on third party suppliers to manufacture and supply adequate quantities of the finished Cadizem LA product, Teveten product and Teveten HCT product and the Company cannot provide any assurances that such third party suppliers will be able to produce sufficient quantities of such products to meet the Company’s requirements. The Azmacort product can be difficult to produce and Inyx is inexperienced in its production. Moreover, the production of Azmacort requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort products to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Inyx, or Inyx’s suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Inyx may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Inyx and other third party manufacturers and their suppliers for the manufacture and supply of the finished Azmacort, Cardizem, Teveten and Teveten HCT products, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future. Any interruption of supply, for any reason, of the finished Azmacort product, Cardizem product, Teveten product or Teveten HCT product to the Company could have a material adverse effect on the Company’s financial condition and results of operations.

Investigation by Federal Agencies

     The Company is subject to the jurisdiction of various federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. Kos has recently learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of certain of Kos’ sales practices but Kos has not been able to confirm the scope of the investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of its sales practices but has not been able to reach any conclusions because of the preliminary and uncertain nature of the information of which it is currently aware. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that such compliance measures are sufficient or that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. At March 31, 2005, the Company had $19.0 million of variable rate indebtedness bearing interest at the prime rate (5.75% at March 31, 2005).

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

     As of March 31, 2005 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.

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

     On March 7, 2005, Kos filed Motions for a Temporary Restraining Order and Preliminary Injunction along with a Memorandum in Support in the SDNY. On March 14, 2005, Barr filed a Memorandum in Opposition and Kos filed a Reply Memorandum in Support of its Motions on March 16, 2005. The Motion was heard by the Court on March 18, 2005. A Conditional Order of Discontinuance was entered by the Court on March 30, 2005. The parties were subsequently able to negotiate a settlement of the litigation and jointly filed a Consent Dismissal Without Prejudice, which was signed by the Judge on April 12, 2005.

     In connection with the resolution of the patent litigation with Barr, on April 13, 2005, the Company announced that it signed a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (“the Barr Settlement and License Agreement” and collectively, the “Barr Agreements”) with Barr and/or certain of its affiliates.

     The Duramed Co-promotion Agreement provides that the Company and Duramed Pharmaceuticals, Inc. (“Duramed”), a subsidiary of Barr, will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (“the Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company will train a 40-person Duramed specialty sales force, which will begin promoting the Products in mid-2005. In consideration of the co-promotion, the Company will pay Duramed royalties based on quarterly and yearly net sales of the Products, subject to certain maximum sales levels.

     The Barr Settlement and License Agreement permits Barr to launch generic versions of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the Products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire Kos patent. Upon such future launch, Barr would pay the Company a royalty equal to a portion of profits generated from the sales of generic versions of the Products. As part of the settlement, Barr stipulated that the Company’s Niaspan patents in suit are valid and enforceable and that Barr would infringe those patents.

     In the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications (ANDAs). Under the terms of the Barr License and Manufacturing Agreement, Barr will receive an initial license fee and quarterly payments to remain cGMP compliant and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed upon supply price.

     In addition, the Company is subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. Kos has recently learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of certain of Kos’ sales practices but Kos has not been able to confirm the scope of the investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of its sales practices but has not been able to reach any conclusions because of the preliminary and uncertain nature of the information of which it is currently aware. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that such compliance measures are sufficient or that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

Item 6 — Exhibits

     (a) Exhibits

2.1*+	Product Acquisition between Kos Life Sciences, Inc. and Aventis Pharmaceuticals Holdings, Inc., dated March 5, 2004.

2.2*+	Supply Agreement between Kos Pharmaceuticals, Inc. and Aventis Pharmaceuticals, Inc., dated March 5, 2004.

3.1**	Amended and Restated Articles of Incorporation of the Company.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3*****	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2***	Form of Common Stock certificate of the Company.

10.1****++	Form of Consulting Agreement Between the Company and Christopher P. Kiritsy.

10.2****	Securities Purchase Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc. and 2004 Oikos Investment Partners, LP.

10.3****	Stockholders Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

10.4****	Registration Rights Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

10.5*****++	Employment Agreement dated as of February 2, 2005, between Adrian Adams and the Company.

10.6*****++	Summary Term Sheet of Board Compensation.

10.7*****++	Summary Sheet of 2005 Named Executive Officer Compensation.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2004, and incorporated herein by reference.

**	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

***	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

****	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005, and incorporated herein by reference.

*****	Filed with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.
Date: May 10, 2005	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer

Date: May 10, 2005	By:	/s/ Christopher P. Kiritsy
Christopher P. Kiritsy, Executive Vice
President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2005	By:	/s/ Juan F. Rodriguez
Juan F. Rodriguez, Senior Vice President,
Controller, Corporate Administration (Principal Accounting Officer)

EXHIBIT INDEX

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.
31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Christopher P. Kiritsy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.