Form 10-Q
period 2005-06-30
KOS PHARMACEUTICALS INC
filed 2005-08-09
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2005
Common Stock, par value $.01 per share	45,828,407

'

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	2

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 (unaudited) and 2004 (unaudited)	3

Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (unaudited) and 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	45

Item 4 - Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	47

Item 4 - Submission of Matters to a Vote of Security Holders	50

Item 6 - Exhibits	52
Co - Promotion Agreement
Settlement & License Agreement
License and Manufacturing Agreement
Supply & Employee Agreement
Distribution & Product Acquisition Agreement
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification
Niaspan®, Advicor®, Teveten® and Azmacort® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.

Cardizem® LA is a registered trademark of Biovail Laboratories International SRL.

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$243,984	$258,703
Marketable securities	3,358	—
Trade accounts receivable, net	123,714	74,568
Inventories, net	15,705	10,649
Prepaid expenses and other current assets	21,757	11,572
Current deferred tax asset, net	43,554	41,186

Total current assets	452,072	396,678
Fixed Assets, net	25,781	23,341
Long Term Deferred Tax Asset, net	15,125	13,346
Intangible Assets, net	244,858	150,079
Other Assets	3,217	3,482

Total assets	$741,053	$586,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,576	$9,161
Accrued expenses	136,395	104,898
Advance payment received on license agreement, net of amortized amount	15,600	18,384
Note payable to shareholder	—	19,000
Current portion of capital lease obligations	135	132

Total current liabilities	174,706	151,575

Capital Lease Obligations, net of current portion	140	209
Other Liabilities	1,687	—

Total long-term liabilities	1,827	209

Total liabilities	176,533	151,784

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 45,722,558 and 40,211,375 shares issued and outstanding as of June 30, 2005 (unaudited) and December 31, 2004, respectively	457	402
Additional paid-in capital	600,469	526,463
Restricted stock grant	—	(95)
Accumulated deficit	(36,390)	(91,628)
Accumulated other comprehensive loss	(16)	—

Total shareholders’ equity	564,520	435,142

Total liabilities and shareholders’ equity	$741,053	$586,926

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$176,897	$119,753	$329,548	$214,021
Licensing revenue	2,502	497	3,141	497

Total revenue	179,399	120,250	332,689	214,518

Cost of sales (excludes Azmacort developed and core technology amortization of $3.4 million and $6.9 million for the three and six months ended June 30, 2005, respectively, and $3.4 million for the 2004 periods; See Note 7)	19,057	10,187	29,907	16,941

	160,342	110,063	302,782	197,577

Operating Expenses:
Research and development	31,479	19,523	56,775	73,440
Selling, general and administrative	88,681	53,864	166,696	109,040

Total operating expenses	120,160	73,387	223,471	182,480

Income from operations	40,182	36,676	79,311	15,097

Other (Income) Expense:
Other (income) expense	56	(3,996)	71	(3,995)
Interest income, net	(1,373)	(207)	(2,896)	(887)
Interest expense-related party	262	303	520	606
Interest expense, other	16	—	36	—

Total other income	(1,039)	(3,900)	(2,269)	(4,276)

Income before provision for / (benefit from) income taxes	41,221	40,576	81,580	19,373
Provision for / (Benefit from) income taxes	12,308	2,075	26,342	(27,175)

Net income	$28,913	$38,501	$55,238	$46,548

Basic earnings per share of Common Stock	$0.70	$1.03	$1.36	$1.25
Diluted earnings per share of Common Stock.	0.61	0.83	1.19	1.00

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	41,205	37,328	40,733	37,129
Diluted	47,911	46,975	46,964	47,384
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Restricted	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock Grant	Deficit	Loss	Total
Balance at December 31, 2004	40,211	$402	$526,463	$(95)	$(91,628)	$—	$435,142

Common Stock issued to employees under Kos Savings Plan	25	—	1,038	—	—	—	1,038
Issuance of Common Stock to employees under Stock Purchase Plan	55	1	1,543	—	—	—	1,544
Exercise of stock options	1,631	16	26,015	—	—	—	26,031
Conversion of Note Payable to Shareholder to Common Stock	3,800	38	18,962	—	—	—	19,000
Compensation expense on restricted stock grant	—	—	—	95	—	—	95
Compensation cost on modification of stock option award	—	—	1,826	—	—	—	1,826
Tax benefit of stock option exercises	—	—	24,622	—	—	—	24,622
Unrealized loss on marketable securities	—	—	—	—	—	(16)	(16)
Net income	—	—	—	—	55,238	—	55,238

Balance at June 30, 2005	45,722	$457	$600,469	$—	$(36,390)	$(16)	$564,520

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$55,238	$46,548
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	2,741	1,962
Amortization	9,121	3,602
Provision for inventory obsolescence	216	839
Provision for doubtful accounts	54	101
Loss on disposal of fixed assets	29	5
Write-off of investment in Triad Pharmaceuticals, Inc.	4,000	—
Write-off of generic Niaspan inventory	1,327	—
Compensation cost on modification of stock option award	1,826	—
Deferred income taxes	(4,147)	(43,421)
Recognition of deferred revenue under license agreement	(2,659)	(354)
Reimbursement recognized under license agreement	(125)	(125)
Common Stock issued to employees under Kos Savings Plan	1,038	806
Compensation expense on restricted stock grant	95	149
Tax benefit of stock option exercises	24,622	13,167
Write-off of acquired in-process research and development	2,800	38,000
Changes in operating assets and liabilities:
Trade accounts receivable	(49,200)	(4,271)
Inventories	(3,302)	2,328
Prepaid expenses and other current assets	(10,185)	2,865
Other assets	3	—
Accounts payable	13,415	(2,731)
Accrued expenses	31,497	21,697
Advance payments received on license agreement	—	2,500
Other liabilities	1,687	—

Net cash provided by operating activities	80,091	83,667

Cash Flows from Investing Activities:
Product and intangible acquisition	(109,997)	(204,450)
Investment in Triad Pharmaceuticals, Inc.	(4,000)	—
Purchase of marketable securities, net	(3,374)	—
Capital expenditures and deposits on fixed assets to be acquired	(4,948)	(3,406)

Net cash used in investing activities	(122,319)	(207,856)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,544	1,119
Net proceeds from exercise of stock options	26,031	8,880
Payments under capital lease obligations	(66)	(25)

Net cash provided by financing activities	27,509	9,974

Net decrease in cash and cash equivalents	(14,719)	(114,215)

Cash and Cash Equivalents, beginning of period	258,703	259,958

Cash and Cash Equivalents, end of period	$243,984	$145,743

Supplemental Disclosure of Cash Flow Information:
Interest paid	$568	$607
Supplemental Disclosure of Non-cash Flow Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 11)	$19,000	$—
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2005, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2005. Certain accounts on the Company’s Consolidated Financial Statements for the six months ended June 30, 2004, have been reclassified in order to conform to the current period presentation. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.
2. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and that unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than as a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 151 on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its results of operations and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (See Note 12).
     In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”). SFAS 109-1 clarifies that tax deductions arising from qualified production activities should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) with no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of these tax deductions should be reported in the period in which the deduction is claimed on the Company’s tax return. The provision for income taxes for the three and six months ended June 30, 2005, included a tax benefit related to the Company’s qualified production activities of $0.3 million and $0.7 million, respectively.
3. Reporting of Comprehensive Income or Loss
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three and six months ended June 30, 2005, was $28.9 million and $55.2 million, respectively. Reported net income equaled comprehensive income for the comparable periods in 2004.
4. Income Taxes
     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards (“NOLs”) to the extent that realization of said benefits is more likely than not.
     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most NOLs and, therefore, that the Company would “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the year of change is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, during the year ended December 31, 2004, the Company reversed $71.2 million of its valuation allowance previously established against its net deferred tax assets, of which $36.3 million was reversed during the six months ended June 30, 2004.
     The Company recorded a provision for income taxes of $12.3 million and $26.3 million for the three and six months ended June 30, 2005, respectively. The Company recorded a provision for income taxes of $2.1 million for the three months ended June 30, 2004 and a benefit from income taxes of $27.2 million for the six months ended June 30, 2004. The provision for income taxes recorded for the three and six months ended June 30, 2005, included a tax credit of $2.9 million and $5.0 million, respectively, (estimated based on a study conducted by the Company during the first and second quarter of 2005) for certain cumulative Company research and development activities through the second quarter of 2005 and a $1.5 million and $1.0 million benefit, respectively, resulting from the effect of a decrease in the Company’s effective rate as a result of certain corporate restructurings effectuated to, among other things, consolidate the Company’s intellectual property. The provision for income taxes of $2.1 million for the three months ended June 30, 2004, included a benefit of $14.6 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter. The benefit from income taxes of $27.2 million for the six months ended June 30, 2004, included a $36.3 million reversal of the Company’s valuation allowance, of which $21.0 million represented the portion reversed through the effective tax rate for the quarter and $15.3 million related to the reversal of the valuation allowance on deferred tax assets expected to be realized through ordinary income in years subsequent to 2004. The benefit also included a $14.4 million deferred benefit related to the $38.0 million Azmacort In-process R&D Write-off as described in Note 7.
     As of June 30, 2005, the Company had approximately $91.8 million of NOLs available to offset future taxable income and $5.3 million in tax credits. Deferred tax assets, net, as of June 30, 2005, totaled approximately $58.7 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to income.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Numerator:
Net income	$28,913	$38,501	$55,238	$46,548
Interest expense from convertible debt	262	303	520	606

Diluted net income	$29,175	$38,804	$55,758	$47,154

Denominator:
Basic weighted average number of shares outstanding	41,205	37,328	40,733	37,129
Effect of dilutive securities:
Stock options	3,185	3,631	2,569	4,224
Non-detachable warrants (See Note 11)	3,462	6,000	3,630	6,000
Other Common Stock warrants	59	16	32	31

Diluted weighted average number of shares outstanding	47,911	46,975	46,964	47,384

Basic earnings per share of Common Stock	$0.70	$1.03	$1.36	$1.25
Diluted earnings per share of Common Stock	0.61	0.83	1.19	1.00
     The calculation of weighted average shares outstanding for the three and six months ended June 30, 2005 excludes 0.1 million shares and 1.7 million shares, respectively, of outstanding stock options because their impact is antidilutive. For the three months and six months ended June 30, 2004, 3.1 million shares and 2.8 million shares, respectively, of outstanding stock options were also excluded from the calculation of weighted average shares outstanding because their impact is antidilutive.

6. Inventories, net
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$2,605	$2,199
Work in process	4,283	4,161
Finished goods	8,817	4,289

Total inventories, net	$15,705	$10,649

     As a result of the settlement reached with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), the Company wrote-off generic Niaspan inventory totaling $1.3 million as cost of sales during the three months ended June 30, 2005 (see Note 13 for further discussion pertaining to Barr). The Company had produced this generic Niaspan product as a contingency which would have allowed the Company to compete in the generic Niaspan business in the event Barr had elected to launch “at risk” its generic version of Niaspan.
7. Product Acquisitions and Intangible Assets
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
     Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a chlorofluorocarbon (“CFC”)-free product that was being developed by Aventis. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc., consented to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis Pharmaceuticals Inc. affiliate responsible for the manufacture of Azmacort, Aventis Pharmaceuticals Puerto Rico, Inc., and negotiated with Kos a new ten-year term to produce and supply Azmacort for the Company.

     The purchase price relative to the Azmacort Acquisition Agreement has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as follows:

		Weighted
		Average
Component	Estimated Value	Life
	(in thousands)	(in years)
Developed and Core Technology	$154,429	10
Supply Contract	4,050	5
Trademark	2,341	Indefinite
Other Intangibles	241	5
In-process Research and Development	38,000	N/A
Inventory	7,000	N/A

Total	$206,061

     The $38.0 million value assigned to in-process research and development of the CFC-free product was recorded as a research and development expense in the accompanying condensed consolidated statement of operations during the quarter ended March 31, 2004 (the “Azmacort In-process R&D Write-off”). The Azmacort In-process R&D Write-off resulted in the Company also recording an approximately $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
     The amount assigned to in-process technology was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a CFC-based propellant and, consequently, to the knowledge of the Company should not deplete the Earth’s ozone layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.
     The Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin as early as 2008.
     On May 2, 2005, the Company entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, the Company acquired rights to the Teveten and Teveten HCT products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem LA product in the

United States. In addition, the Company will obtain commercial rights to a combination product of Cardizem LA and enalapril (the “Cardizem Combination Product”), currently in formulation development, and the right of first negotiation to two other research and development projects in the cardiovascular/metabolic disease area. In conjunction with the Biovail Agreements, the Company hired 184 Biovail employees, approximately 150 of whom are sales representatives.
     Under the terms of the Biovail Agreements, Kos paid Biovail approximately $106.0 million in cash, pays royalties on sales of the Teveten Products and will pay a royalty on the Cardizem Combination Product when and if approved and commercialized. Kos currently obtains the Cardizem LA product from Biovail and will also obtain the Cardizem Combination Product from Biovail. The Company obtains the Teveten Products from Solvay Pharmaceuticals Marketing and Licensing AG.
     A preliminary allocation of the purchase price relative to the Biovail Agreements and the weighted average lives of its components are as follows:

		Weighted
		Average
Component	Estimated Value	Life
	(in thousands)	(in years)
Developed and Core Technology	$44,400	12
Trademark	4,200	N/A
Sales and Marketing Rights	49,000	6
Goodwill	2,300	N/A
In-process Research and Development	2,800	N/A
Inventory	3,297	N/A

Total	$105,997

     This allocation of purchase price and lives of the respective intangible assets is subject to change based on receipt of final information regarding the values and lives of the assets acquired.
     The $2.8 million value assigned to in-process research and development of the Cardizem Combination Product was recorded as a research and development expense in the accompanying condensed consolidated statement of operations during the quarter ended June 30, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording an approximately $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
     The amount assigned to in-process technology was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired Cardizem Combination Product In-process R&D Write-off represents a single project involving a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure. It is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
     The Cardizem Combination Product had not achieved technological feasibility as of the date of the Biovail Agreements. The primary technological matter to be resolved is formulation methodology. If the technological and regulatory challenges are overcome, sales of the Cardizem Combination Product could begin as early as 2008. Further development of the Cardizem Combination Product is to be primarily conducted by Biovail.

     The fair value of all of the in-process research and development acquired through the Aventis Agreements and Biovail Agreements was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rate utilized in calculating the fair value of the Azmacort HFA formulation and the Cardizem Combination Product was 36% and 53%, respectively.
     Intangible assets consist of the following:

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(17,763)	$181,066	$154,429	$(10,336)	$144,093
Supply Contract	4,050	(1,013)	3,037	4,050	(608)	3,442
Other Intangibles	241	(63)	178	241	(38)	203
Trademarks*	6,541	—	6,541	2,341	—	2,341
Sales and Marketing Rights	49,000	(1,139)	47,861	—	—	—
Goodwill	2,300	—	2,300	—	—	—
Manufacturing Rights	4,000	(125)	3,875	—	—	—

Total	$264,961	$(20,103)	$244,858	$161,061	$(10,982)	$150,079

*	Indefinite-lived intangible assets

The Company calculates amortization of intangible assets based on their estimated useful lives ranging from 5 to 22 years. The Company recorded amortization expense related to its intangible assets of $5.5 million and $9.1 million for the three and six months ended June 30, 2005, respectively, and $3.6 million for the three and six months ended June 30, 2004. Amortization expense of intangible assets is currently estimated to be $12.6 million for the remaining 2005 fiscal year and $25.2 million for each of the fiscal years from 2006 through 2010.
     Except for amortization related to the Azmacort developed and core technology intangible asset, the Company records amortization expense related to its intangible assets as cost of sales. The Company does not allocate to cost of sales the amortization charges related to the Azmacort developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to Kos’ ability to conduct further research and development, for which the Company is primarily responsible, and market and sell the Azmacort product. Amortization charges related to the Azmacort developed and core technology intangible asset were $3.4 million and $6.9 million for the three and six months ended June 30, 2005, respectively, and $3.4 million for the three and six months ended June 30, 2004. Such amortization charges for the Azmacort developed and core technology are included under “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
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
9. Advance Payments Received on License Agreement
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under the terms of the Merck Agreement, Merck will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through June 30, 2005, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck if Kos fails to achieve certain regulatory milestones). Merck is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacturing of the products, and for certain critical marketing related functions. Kos’ manufacturing commitment to Merck is a pervasive element of the Merck Agreement as Merck is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality and maintaining a worldwide database of adverse events of the products that it manufactures for Merck. The critical marketing related services provided by Kos include: active participation in the planning of commercialization efforts by Merck, the sharing, review and dissemination of information pertaining to the safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck.
     The Company’s policy with respect to recording licensing revenue resulting from Merck product sales is to record such licensing revenue as the related product sales are generated by Merck. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the three months ended June 30, 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflects Kos’ continuing obligations relative to the arrangement with Merck, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization (the “Merck Accounting Change”).
     The Merck Accounting Change represents the correction of an error by the Company. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million, or $0.04 per fully diluted share for the three and six months ended June 30, 2005, and increased the Company’s net income by $1.1 million, or $0.02 per fully diluted share for the three and six months ended June 30, 2005.
     Including the effect of the Merck Accounting Change, the Company recorded $2.4 million and $3.1 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the three and six months ended June 30, 2005, respectively. The Company also recorded $0.1 million for the three and six month periods ended June 30, 2005, as an offset to research and development expenses pursuant to the Merck Agreement.
     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of June 30, 2005, are $15.6 million related to upfront, reimbursement and milestone payments received from Merck that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.

10. Accrued Expenses
     The components of accrued expenses are as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Managed care and medicaid rebates	$67,082	$49,998
Employee commissions and bonuses	8,757	14,780
Royalties	28,290	13,811
Income taxes payable	—	2,183
All other	32,266	24,126

Total accrued expenses	$136,395	$104,898

11. Notes Payable to Shareholder
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of June 30, 2005. Borrowings, when outstanding, will bear interest at the prime rate (6.25% as of June 30, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.
     On December 21, 1999, Mr. Jaharis extended a $50-million loan to the Company (the “Standby Facility”) which matured on June 30, 2005. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. In June 2005, Mrs. Jaharis exercised the remaining 3,800,000 warrants to purchase shares of the Company’s Common Stock under the Standby Facility, thereby relieving the Company of $19 million of debt outstanding. As of June 30, 2005, the Standby Facility was terminated.
     The Company recorded $0.5 million and $0.6 million of interest expense for the six months ended June 30, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

12. Compensation Cost for Stock Options Issued to Employees
     As permitted by SFAS No. 148, “Accounting for Stock-Based Payment” (“SFAS 148”), which amended SFAS 123, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Except for compensation cost of $1.8 million, included in “Selling, general and administrative” in the accompanying consolidated statements of operations, related to the modification of a terminated employee’s stock options during the quarter ended June 30, 2005, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant (see Note 14 for discussion relative to compensation cost incurred on modification of stock option award). Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net income:
As reported	$28,913	$38,501	$55,238	$46,548
Option modification expense	668	—	668	—
Stock-based employee compensation expense under fair value method	(7,219)	(10,277)	(6,236)	(17,587)

Pro forma	$22,362	$28,224	$49,670	$28,961

Net income per share:
As reported:
Basic	$0.70	$1.03	$1.36	$1.25
Diluted	0.61	0.83	1.19	1.00
Pro forma:
Basic	$0.55	$0.76	$1.23	$0.78
Diluted	0.48	0.62	1.08	0.63

Number of shares used in calculation:
As reported:
Basic	41,205	37,328	40,733	37,129
Diluted	47,911	46,975	46,964	47,384
Pro forma:
Basic	41,205	37,328	40,733	37,129
Diluted	47,199	46,176	46,422	46,590

13. Co-promotion, Licensing, Manufacturing and Settlement and License Agreement
     On April 12, 2005, the Company entered into a co-promotion agreement, a licensing and manufacturing agreement, and a settlement and license agreement (collectively, the “Barr Agreements”) with Barr, relating to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr Agreements, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications and granted Kos a license to use, market and sell, at a future date, Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr will receive an initial license fee and quarterly payments to remain compliant with Food and Drug Administration current Good Manufacturing Practices and to stand ready to meet the Company’s manufacturing requirements on short notice.
14. Related Party Transaction
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc. (“Triad”), which is now controlled by a limited partnership (the “Triad Limited Partnership”) formed by Mrs. Jaharis. At the time the agreements were executed, Mr. Jaharis directly controlled Triad. Under the Sponsored Research Agreement, Triad has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL cholesterol (the “Field”). The Sponsored Research Agreement has a two-year term ending September 30, 2005, subject to extension, and provides for total payments by the Company during the initial two-year term of $1.5 million. Triad commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Triad in 2003, $0.9 million in 2004, and $0.2 million in the first six months of 2005, in connection with the Sponsored Research Agreement. Under the License Agreement, Triad granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property in the Field developed during the term of the Sponsored Research Agreement (e.g., methods, processes, trade secrets and technical data) that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Triad may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Triad will pay to the Company royalties on income earned by Triad from the commercialization of any such non-exclusive intellectual property within the Field. Triad conducts the sponsored research on behalf of the Company pursuant to Triad’s sponsored research and license agreements with Tufts University.
     On February 1, 2005, the Company paid $4 million of a proposed aggregate $8 million investment in Triad through the purchase of shares of a new series of convertible preferred stock of Triad (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Triad achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4 million of Series F Preferred Stock. The investment is part of a $16.0 million round of financing for Triad, with the remaining $8.0 million being provided by the Triad Limited Partnership under similar terms and conditions as the Company’s investment. Assuming consummation of the second $4 million investment, the Company would own approximately 27% and the Triad Limited Partnership would own or have the right to vote approximately 48% of the outstanding common stock of Triad on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Triad Limited Partnership is entitled to designate seven persons, to Triad’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Triad Board of Directors and has been elected by the directors of Triad as Chairman. The Company has also appointed Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Triad Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, directors of Kos, have been appointed by the Triad Limited Partnership to the Triad Board of Directors.
     After considering the provisions of the FASB’s Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Triad does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Triad under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Triad. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.
     In January 2005, after receiving three competitive quotes, the Company purchased merchandise from Ringware, Inc. for distribution to Kos’ employees to commemorate the Company’s 2004 achievements. The total cost of this merchandise was approximately $96,500. Kevin T. Ferro, a member of the Company’s Board of Directors, and Mr. Ferro’s wife and mother-in-law have a controlling ownership interest in Ringware, Inc.
     In connection with the closing of Kos’ equity investment in Triad on February 1, 2005, Christopher P. Kiritsy accepted the position of President and Chief Executive Officer of Triad and resigned, effective May 20, 2005, from his position with the Company as Executive Vice President, Corporate Development and Chief Financial Officer. Mr. Juan F. Rodriguez, the Company’s current Senior Vice President, Controller and Corporate Administration, was named Interim Chief Financial Officer upon Mr. Kiritsy’s departure. Effective with Mr. Kiritsy’s employment termination, the Company and Mr. Kiritsy entered into a two-year consulting arrangement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kiritsy receives an annual $5,000 consulting fee; the continued vesting, over the term of the Consulting Agreement, of stock options received while Mr. Kiritsy was employed by Kos; and the reinstatement of such stock option’s expiration period (as the stock options granted to Mr. Kiritsy would have expired within 30 days of the termination of employment). As such, Mr. Kiritsy’s current vested stock options, and those that will vest through the term of the Consulting Agreement, will retain their original expiration dates. In accordance with the provisions of the FASB’s Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which addresses the accounting consequence of various modifications to the terms of a previously fixed stock option or award, these modifications resulted in the Company recording compensation cost of $1.8 million, which is included in the accompanying condensed consolidated statements of operations as “Selling, general and administrative” expense for the three months ended June 30, 2005. The Company will continue to recognize compensation cost related to these stock option awards throughout the term of the Consulting Agreement as further vesting of these stock options occurs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own sales forces and co-promotion partners in the U.S. and through its commercialization partners and license arrangements outside of the U.S. and Japan.
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
     On April 12, 2005, the Company entered into a co-promotion agreement, a licensing and manufacturing agreement, and a settlement and license agreement (collectively, the “Barr Agreements”) with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), relating to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr Agreements, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications and granted Kos a license to use, market and sell, at a future date, Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr will receive an initial license fee and quarterly payments to remain compliant with Food and Drug Administration current Good Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice.
     On May 2, 2005, the Company entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, Kos acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem LA (diltiazem hydrochloride) product in the United States. The Company began recording revenue for sales related to the Teveten Products and Cardizem LA in May 2005.
     The Company’s cardiovascular products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.
     The Company’s business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages or patient compliance advantages compared with existing formulations of such products. Additionally, as a result of the Company’s strengthening financial position, Kos has recently begun to gradually broaden its business strategy to involve greater investment and focus on the research and development of new chemical entities, with an initial focus in the area of modulators of HDL cholesterol.

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
     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $256.7 million for the six months ended June 30, 2005, from $194.9 million for the same period in 2004. This 31.7% increase in Niaspan and Advicor revenue was primarily attributable to increases in unit volume and prices for the Company’s products during the 2005 period . As mentioned above, the Company began recording Azmacort revenue on April 1, 2004 and Cardizem LA and Teveten/Teveten HCT revenue in May 2005. Azmacort revenue for the six months ended June 30, 2005, totaled $53.2 million. Cardizem LA and Teveten/Teveten HCT net sales for the six months ended June 30, 2005, totaled $14.8 million and $4.8 million, respectively. Net income for the six months ended June 30, 2005, was $55.2 million compared to net income of $46.5 million for the same period in 2004.
     Because Kos’ current business strategy is mostly dependent on the reformulation of existing compounds or the development or acquisition of products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular, metabolic and respiratory treatments. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

General
     A predecessor corporation to the Company was formed in July 1988 under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products . In June 1993, Aeropharm Technology, Inc., now Aeropharm Technology, LLC (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases . During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities, and intellectual property, other than certain net operating loss carryforwards, to the Company . Accordingly, all references in this Form 10-Q filing to the Company’s business include the business and operations of Holdings until June 30, 1996.
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock . From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder . Through June 30, 2005, the Company had accumulated a net deficit from operations of approximately $36.4 million . In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards (“NOLs”) amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company . Consequently, as of June 30, 2005, the Company had approximately $91.8 million of NOLs and $5.3 million of tax credits.
     On July 28, 1997, Kos received clearance from the Food and Drug Administration (“FDA”) to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. The Company and a co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), currently market Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. In addition, another co-promotion partner Duramed Pharmaceuticals, Inc. or its affiliates (“Duramed”), also markets Niaspan in the United States directly to primary care professionals who specialize in women’s health.
     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marked the first time that the FDA had approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with Niaspan, Kos and Takeda market Advicor directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications and Duramed now markets Advicor to physicians specializing in women’s health.
     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc. agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., the affiliate of Aventis Pharmaceuticals Inc. that manufactured Azmacort, and negotiated a new ten-year term with Kos to produce and supply Azmacort. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $38.0 million for the value of in-process research and development, $7.0 million for the value of inventory, and $6.7 million for the value of certain other intangibles. The $38.0 million value assigned to in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004 (the “Azmacort In-process R&D Write-off”). The Azmacort In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from five to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists.
     The Azmacort In-process R&D Write-off was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a chlorofluorocarbon (“CFC”)-based propellant and, consequently, the Company believes should not deplete the Ozone Layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.
     The Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations.
     The Company believes it may need to invest up to $8.0 million during the 2005-2008 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin as early as 2008.
     On February 1, 2005, the Company paid $4 million of a proposed aggregate $8 million investment in Triad Pharmaceuticals, Inc. (“Triad”) through the purchase of shares of a new series of convertible preferred stock of Triad (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Triad achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4 million of Series F Preferred Stock. The investment is part of a $16.0 million round of financing for Triad, with the remaining $8.0 million being provided by a limited partnership formed by Mary Jaharis (the “Triad Limited Partnership”), the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors, under similar terms and conditions as the Company’s investment. Assuming consummation of the second $4 million investment, the Company would own approximately 27% and the Triad Limited Partnership would own or have the right to vote approximately 48% of the outstanding common stock of Triad on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Triad Limited Partnership is entitled to designate seven persons, to Triad’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Triad Board of Directors and has been elected by the directors of Triad as Chairman. The Company has appointed Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Triad Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, directors of Kos, have been appointed by the Triad Limited Partnership to the Triad Board of Directors.
     After considering the provisions of the FASB’s Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Triad does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Triad under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Triad (the “Triad Write-off”). Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.
     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (the “Barr Settlement and License Agreement”) with Barr Laboratories, Inc. and/or certain of its affiliates (“Barr”). The Barr Settlement and License Agreement resolved the patent litigation involving the Company’s Niaspan product (collectively, the “Barr Agreements”). The United States District Court for the Southern District of New York subsequently entered into a Consent Dismissal Without Prejudice dismissing the litigation between the Company and Barr.
     The Duramed Co-promotion Agreement provides that the Company and Duramed, a subsidiary of Barr, will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (the “Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company trained a Duramed specialty sales force, which has recently begun to promote the Products. In consideration of the co-promotion, the Company pays Duramed royalties based on quarterly and yearly net sales of the Products, subject to certain maximum sales levels.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch generic versions of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the Products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire Kos patent. Upon such future launch, Barr would pay the Company a royalty equal to a portion of profits generated from the sales of generic versions of the Products. As part of the settlement, Barr stipulated that the Company’s Niaspan patents in suit are valid and enforceable and that Barr infringed those patents.
     In the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications

(“ANDAs”). Under the terms of the Barr License and Manufacturing Agreement, Barr granted Kos a license to use, market and sell Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr received an initial license fee and will receive quarterly payments to remain compliant with FDA cGMP and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed-upon supply price.
     On May 2, 2005, pursuant to the Biovail Agreements, the Company acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive sales and marketing rights to the Cardizem LA (diltiazem hydrochloride) product in the United States. The preliminary purchase price allocation resulted in the recording of intangible assets of $44.4 million for the value of the Teveten Products developed and core technology, $4.2 million for the value of the Teveten trade name, $49.0 million for the value of the Cardizem LA product, $2.3 million of goodwill, $2.8 million for the value of a proposed Cardizem LA with enalapril combination product currently in development (the “Cardizem Combination Product”) and $3.3 million for the value of inventory. The $2.8 million value assigned to the Cardizem Combination Product in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording a $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from 9 to 17 years. The Company began detailing the Cardizem LA and Teveten/Teveten HCT products in June 2005 and currently markets such products in the United States directly to specialist and primary care physicians.
     The Cardizem Combination Product In-process R&D Write-off was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired Cardizem Combination Product In-process R&D Write-off represents a single project, a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure. It is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
     The Cardizem Combination Product had not achieved technological feasibility as of the date of the Biovail Agreements. The primary technological matter to be resolved is formulation methodology. If the technological and regulatory challenges are overcome, sales of the Cardizem Combination Product could begin as early as 2008.
     The fair value of all of the Company’s in-process research and development acquired through the Aventis Agreements and Biovail Agreements was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rate utilized in calculating the fair value of the Cardizem Combination Product and the Azmacort HFA formulation was 36% and 53%, respectively.
Results of Operations
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 2 to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 . The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, reimbursements relating to Medicaid and Medicare, accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on Kos’ analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs described in more detail below. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates, chargebacks, and reimbursements associated with Medicaid and Medicare represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes.
     The most pertinent inputs used in the estimation of the Company’s sales allowances and accruals, and product inventory levels in its distribution channel, include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product best price (derived from the Company’s contractual arrangements), and average manufacturer price (“AMP”) (computational in nature using historical data). Of these inputs, prescription data and AMP require significant estimation. The Company believes that variances between estimates and actual results of prescription data and AMP may each reasonably vary +/- 5%. The following table reflects the potential impact to revenue for the three and six months ended June 30, 2005, based upon various combinations of these reasonably likely outcomes in prescription data and AMP estimates (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):
Impact on Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT Revenue
Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)

		Prescription Variance
		(5%)	(3%)	(1%)	0%	1%	3%	5%
AMP Variance	(5%)	$(1.3)	$(1.4)	$(1.4)	$(1.5)	$(1.5)	$(1.6)	$(1.6)
	(3%)	(0.8)	(0.8)	(1.1)	(0.9)	(0.9)	(1.0)	(1.1)
	(1%)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.4)	(0.4)
	0%	0.1	0.1	0.0	—	0.0	(0.1)	(0.1)
	1%	0.4	0.4	0.3	0.3	0.3	0.2	0.2
	3%	1.0	1.0	1.0	0.9	0.9	0.9	0.8
	5%	1.7	1.6	1.6	1.6	1.6	1.5	1.5

     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Other than the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset, such changes to these estimates have not been material to the Company’s results of operations during the six months ended June 30, 2005 and 2004.
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
     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most NOLs and, therefore, that the Company would “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the year of change is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the Company reversed $71.2 million of its valuation allowance during the year ended December 31, 2004, of which $36.3 million was reversed during the six months ended June 30, 2004.
     The Company recorded a provision for income taxes of $12.3 million and $26.3 million for the three and six months ended June 30, 2005, respectively, as compared to a provision for income taxes of $2.1 million for the three months ended June 30, 2004 and a benefit from income taxes of $27.2 million for the six months ended June 30, 2004. The provision recorded for income taxes for the three and six months ended June 30, 2005, included tax benefits of $2.9 million and $5.0 million, respectively, pertaining to qualifying research and development expenses incurred by the Company (estimated tax credits based on a study conducted by the Company during the first and second quarters of 2005) and a $1.5 million and $1.0 million effect on deferred tax assets, respectively, resulting from a decrease in the Company’s effective rate resulting from certain corporate restructurings. The provision for income taxes of $2.1 million for the three months ended June 30, 2004, included a benefit of $14.6 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter. The benefit for income taxes of $27.2 million for the six months ended June 30, 2004, included a $36.3 million reversal of the Company’s valuation allowance, of which $21.0 million represented the portion reversed through the effective tax rate for the quarter and $15.3 million related to the reversal of the valuation allowance on deferred tax assets expected to be realized through ordinary income in years subsequent to 2004. The benefit also included a $14.4 million deferred benefit related to the $38.0 million Azmacort In-process R&D Write-off.

     As of June 30, 2005, the Company had approximately $91.8 million of NOLs available to offset future taxable income and $5.3 million in tax credits. Deferred tax assets as of June 30, 2005, totaled approximately $58.7 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to income.
Three Months Ended June 30, 2005 and 2004
     The Company’s reported revenue increased 49.1% to $179.4 million for the three months ended June 30, 2005, from $120.3 million for the same period in 2004. Revenues by product for the three months ended June 30, 2005 and 2004 and the respective change of the 2005 period over the prior year period were as follows:

	Three Months Ended June 30,
		% of		% of	%
	2005	Revenues	2004	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$103.5	57.7	$74.7	62.1	38.6
Advicor	30.2	16.8	25.9	21.5	16.6
Azmacort	23.6	13.2	19.2	16.0	22.9
Cardizem LA	14.8	8.2	—	—	N/A
All Teveten	4.8	2.7	—	—	N/A
Other	2.5	1.4	0.5	0.4	400.0

	$179.4	100.0	$120.3	100.0	49.1

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan, Advicor and Azmacort products during the 2005 period as compared to the 2004 period, as well as by the Kos commercialization of Cardizem LA and Teveten Products during the three months ended June 30, 2005. Of the $37.5 million increase in Niaspan, Advicor and Azmacort net sales during the three months ended June 30, 2005, $17.1 million resulted from increases in unit volume and $20.4 million resulted from increases in price. Additionally, the 2005 period includes revenue for the Cardizem LA and Teveten/Teveten HCT products, for which commercialization began in May 2005.
     The Company’s revenue for the three months ended June 30, 2005, was also affected by an accounting change for licensing revenue relative to its international commercialization agreement with Merck KGaA (“Merck”). The Company’s policy with respect to recording licensing revenue resulting from Merck product sales is to record such licensing revenue as the related product sales are generated by Merck. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the three months ended June 30, 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflects Kos’ continuing obligations relative to the arrangement with Merck, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization (the “Merck Accounting Change”).

     The Merck Accounting Change represents a correction of an error by the Company. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million for the three months ended June 30, 2005, as well as increased net income by $1.1 million, or $0.02 per fully diluted share, for the three months ended June 30, 2005. Including the effect of the Merck Accounting Change, the Company recorded $2.4 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the three months ended June 30, 2005, as compared to $0.4 million for the same period in 2004.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts, as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the three months ended June 30, 2005 and 2004, follows:

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$103.2	66	$17.0	47	$10.1	29	$6.0	36	$1.3	25
Chargebacks	38.6	25	4.3	12	7.8	22	2.0	12	0.2	4
Returns	155.2	100	36.2	100	34.9	100	16.8	100	5.2	100
Discounts	155.2	100	36.2	100	34.9	100	16.8	100	5.2	100
`

	2004
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$74.9	72	$11.1	38	$6.8	25	N/A	N/A	N/A	N/A
Chargebacks	16.9	16	0.5	2	7.8	29	N/A	N/A	N/A	N/A
Returns	104.5	100	29.5	100	26.7	100	N/A	N/A	N/A	N/A
Discounts	104.5	100	29.5	100	26.7	100	N/A	N/A	N/A	N/A
     The Company had accrual balances related to its managed care and medicaid rebates of $67.1 million and $50.0 million, as of June 30, 2005 and December 31, 2004, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.3 million and $2.8 million as of June 30, 2005 and December 31, 2004, respectively.
     Cost of sales increased 87.3% to $19.1 million for the three months ended June 30, 2005, from $10.2 million for the same period in 2004, primarily as a result of increased unit sales of the Niaspan, Advicor and Azmacort products and by the Kos commercialization of Cardizem LA and Teveten Products. In 2005, cost of sales was approximately 10.8% of net sales, as compared to 8.5% for the same period in 2004. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort, Cardizem LA and Teveten/Teveten HCT to the Company’s product portfolio. The increase was partially offset by the effect of price increases of the Niaspan, Advicor and Azmacort products during the 2005 period.
     The Company’s research and development expenses increased 61.5% to $31.5 million for the three months ended June 30, 2005, from $19.5 million for the same period in 2004. The increased expenses related primarily to increases of $3.8 million in medical education programs in support of the Company’s products, of $2.8 million related to the Cardizem Combination Product In-process R&D Write-off, of $2.2 million principally associated with clinical studies for the Company’s products under development, and $2.2 million in personnel and personnel-related costs.
     Selling, general and administrative expenses increased 64.6% to $88.7 million for the three months ended June 30, 2005, from $53.9 million for the same period in 2004. Within this category, selling expenses increased to $73.7 million for the 2005 period from $46.8 million for the comparable 2004 period. The growth in selling expenses was primarily related to increases of $17.6 million in royalty expenses, and of $7.1 million in sales force operating costs in support of the Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, which included costs related to the hiring of approximately 150 sales representatives from Biovail. General and administrative expenses increased to $15.0 million for the three months ended June 30, 2005, from $7.1 million for the three months ended June 30, 2004. This increase in general and administrative expenses was primarily related to increases of $3.8 million in personnel and personnel related costs, which included a $1.8 million charge related to the modification of a former employee’s stock options, and to the absence, during the 2005 period, of a $6.0 million trademark litigation settlement received during the 2004 period (the “Trademark Settlement”), of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses.
     As previously described, the Company recorded a provision for income taxes of $12.3 million for the three months ended June 30, 2005, as compared to $2.1 million for the same period in 2004. The increase in provision for income taxes was primarily a result of the absence, during the 2005 period, of a $14.6-million reversal in the Company’s deferred tax asset valuation allowance recorded during the 2004 period, partially offset by a tax benefit of $2.9 million pertaining to qualifying research and development expenses incurred by the Company (estimated tax credits based on a study conducted by the Company during the first and second quarters of 2005).
     During the three months ended June 30, 2005, the Company was subject to the terms of the December 19, 2002, $30-million credit facility and the December 21, 1999, $50-million credit facility, with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The $50-million credit facility matured on June 30, 2005. Interest expense under the Company’s credit facilities totaled $0.3 million for each of the three months ended June 30, 2005 and 2004.
     The Company’s net income decreased 24.9% to $28.9 million for the three months ended June 30, 2005, compared with $38.5 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004
     The Company’s reported revenue increased 55.1% to $332.7 million for the six months ended June 30, 2005, from $214.5 million for the same period in 2004. Revenues by product for the six months ended June 30, 2005 and 2004 and the respective change of the 2005 period over the prior year period were as follows:

	Six Months Ended June 30,
		% of		% of	%
	2005	Revenues	2004	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$197.2	59.3	$145.2	67.7	35.8
Advicor	59.5	17.9	49.7	23.2	19.7
Azmacort	53.2	16.0	19.1	8.9	178.5
Cardizem LA	14.8	4.4	—	—	N/A
All Teveten	4.8	1.4	—	—	N/A
Other	3.2	1.0	0.5	0.2	540.0

	$332.7	100.0	$214.5	100.0	55.1

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2005 period as compared to the 2004 period, the full period impact of the commercialization of the Azmacort product, which began in April 2004, as well as the Kos commercialization of Cardizem LA and Teveten Products, which began in May 2005. Of the $95.9 million increase in Niaspan, Advicor and Azmacort net sales during 2005, $53.8 million resulted from increases in unit volume and $42.1 million resulted from increases in price.
     The Company’s revenue for the six months ended June 30, 2005, was also affected by the Merck Accounting Change, which resulted in the Company recording $1.8 million in additional licensing revenue for the six months ended June 30, 2005. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million and increased net income by $1.1 million, or $0.02 per fully diluted share, for the six months ended June 30, 2005. Including the effect of the Merck Accounting Change, the Company recorded $3.1 million of licensing revenue and amortization of upfront and milestone payments received pursuant to the Merck Agreement during the six months ended June 30, 2005, as compared to $0.5 million for the same period in 2004.

     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts, as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the six months ended June 30, 2005 and 2004, follows:

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$189.9	66	$32.1	46	$20.6	27	$6.0	36	$1.3	25
Chargebacks	71.8	25	7.9	11	15.4	20	2.0	12	0.2	4
Returns	288.9	100	70.3	100	75.7	100	16.8	100	5.2	100
Discounts	288.9	100	70.3	100	75.7	100	16.8	100	5.2	100

	2004
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$147.5	71	$22.5	40	$6.8	25	N/A	N/A	N/A	N/A
Chargebacks	31.1	15	0.9	2	7.8	29	N/A	N/A	N/A	N/A
Returns	206.3	100	56.1	100	26.7	100	N/A	N/A	N/A	N/A
Discounts	206.3	100	56.1	100	26.7	100	N/A	N/A	N/A	N/A
     Cost of sales increased 76.9% to $29.9 million for the six months ended June 30, 2005, from $16.9 million for the same period in 2004, primarily as a result of increased unit sales of the Niaspan, Advicor and Azmacort products and by the Kos commercialization of Cardizem LA and Teveten Products. In 2005, cost of sales was approximately 9.1% of net sales, as compared to 7.9% for the same period in 2004. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort, Cardizem LA and Teveten/Teveten HCT to the Company’s product portfolio, which was partially offset by price increases of the Niaspan, Advicor and Azmacort products, and of a $1.3 million write-off of certain expenses relating to contingency planning in connection with the possibility of an adverse court ruling or action in the Niaspan patent litigation with Barr.
     The Company’s research and development expenses decreased 22.6% to $56.8 million for the six months ended June 30, 2005, from $73.4 million for the same period in 2004. The decreased expenses related primarily to the absence, during the 2005 period, of the one-time charge of $38.0 million related to the Azmacort In-process R&D Write-off during the six months ended June 30, 2004, partially offset by the Triad Write-off of $4 million, the Cardizem LA Combination Product In-process R&D Write-off of $2.8 million and by increases of $4.5 million principally associated with clinical studies for the Company’s products under development and of $3.9 million in medical education programs in support of the Company’s products.

     Selling, general and administrative expenses increased 52.9% to $166.7 million for the six months ended June 30, 2005, from $109.0 million for the same period in 2004. Within this category, selling expenses increased to $138.8 million for the 2005 period from $92.6 million for the comparable 2004 period. The growth in selling expenses was primarily related to increases of $30.0 million in royalty expenses, of $9.9 million in sales force operating costs in support of the Company’s products, which included the hiring of approximately 150 sales representatives from Biovail, and of $3.3 million of amortization expense. General and administrative expenses increased to $27.9 million for the six months ended June 30, 2005, from $16.4 million for the six months ended June 30, 2004. This increase in general and administrative expenses was primarily related to increases of $4.7 million in personnel and personnel related costs, which included a $1.8-million charge related to the modification a former employee’s stock options, and the absence, during the 2005 period, of the $6.0 Trademark Settlement, of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses in the 2004 period.
     As previously described, the Company recorded a provision for income taxes of $26.3 million for the six months ended June 30, 2005, as compared to a benefit from income taxes of $27.2 million for the same period in 2004. The increase in provision for income taxes was primarily a result of the absence, during the 2005 period, of a $36.3-million reversal of the Company’s deferred tax asset valuation allowance and a $14.4-million tax benefit associated with the Azmacort In-process R&D Write-off, partially offset by a tax benefit of $5.0 million pertaining to qualifying research and development expenses incurred by the Company (estimated tax credits based on a study conducted by the Company during the first and second quarters of 2005).
     Interest expense under the Company’s credit facilities totaled $0.5 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively.
     The Company’s net income increased 18.7% to $55.2 million for the six months ended June 30, 2005, compared with $46.5 million for the six months ended June 30, 2004.
Liquidity and Capital Resources
     At June 30, 2005, the Company had cash and cash equivalents and marketable securities of $247.3 million and working capital of $277.4 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, the acquisition of the Azmacort and Teveten Products and licensing rights to Cardizem LA.
     Net cash provided by operating activities was $80.1 million in the 2005 period, compared to net cash provided by operating activities of $83.7 million in the 2004 period. The decrease in net cash provided by operating activities in the 2005 period was primarily a result of the increase in net income adjusted for non-cash items, partially offset by increases in working capital uses of cash. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued expenses, and other liabilities. The net cash provided by operating activities in the 2004 period was primarily a result of net income adjusted for non-cash items and working capital sources of cash. Working capital sources of cash during the 2004 period included decreases in inventories, prepaid expenses and other current assets, and increases in accrued expenses and other advance payments on license agreement. These

2004 working capital sources of cash were partially offset by increases in accounts receivable and decreases in accounts payable.
     Net cash used in investing activities was $122.3 million in the 2005 period, compared to $207.9 million in the 2004 period. The significant decrease in cash used in investing activities during the six months ended June 30, 2005, related principally to the absence, during the 2005 period, of the $204.5-million purchase of the Azmacort product, which was partially offset by the $106.0-million purchase of the Teveten/Teveten HCT products and licensing rights to Cardizem LA, the $4.0 million equity investment in Triad and net marketable securities purchases of $3.4 million during the 2005 period.
     In the 2005 period, net cash provided by financing activities was $27.5 million, compared to net cash provided by financing activities of $10.0 million in the 2004 period. The increase in net cash provided by financing activities in the 2005 period was primarily related to an increase in cash received from the exercise of stock options during the 2005 period.
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of June 30, 2005. Borrowings, when outstanding, will bear interest at the prime rate (6.25% as of June 30, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.
     On December 21, 1999, Mr. Jaharis extended a $50-million loan to the Company (the “Standby Facility”) which matured on June 30, 2005. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. In June 2005, Mrs. Jaharis exercised the remaining 3,800,000 warrants to purchase shares of the Company’s Common Stock under the Standby Facility, thereby relieving the Company of $19 million of debt outstanding.
     The Company recorded $0.5 million and $0.6 million of interest expense for each of the six months ended June 30, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, its ability to continue to access its remaining credit facility, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility, and other events – including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture products at an economically feasible cost; costs in filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require consent under the Additional Standby Facility. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with its co-promotion and commercialization partners; respond to competitive pressures from competing therapies for the treatment of cardiovascular, respiratory and other conditions that are the focus of the Company’s products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents, including defending against generic entry against its products; protect its trade secrets and trademarks; protect and defend its intellectual property licensing and settlement agreements from potential challenges based on anti-trust and consumer protection law; commercialize its products outside the United States and the success of its relationship with Merck and Oryx Pharmaceuticals, Inc.; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; meet the conditions necessary to obtain funding under its credit arrangement; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs . These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement . These risks and uncertainties include the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Niaspan and Advicor within the medical and patient communities, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s co-promotion relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”) and Duramed, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck and Oryx, the Company’s ability to avoid the unauthorized re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort, Cardizem LA and Teveten/Teveten HCT products, the growth in sales of the Azmacort, Cardizem LA and Teveten/Teveten HCT products, the ability of Kos to build awareness of Azmacort, Cardizem LA and Teveten/Teveten HCT within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain adequate supply of the Azmacort, Cardizem LA, and Teveten/Teveten HCT products, the Company’s ability to integrate the workforce acquired from Biovail, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its credit arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry, the regulatory environment surrounding branded and generic prescription drugs, and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA and U.S. Patent and Trademark Office (the “PTO”) requirements, tax, antitrust and competition law issues, as well as certain other risks including those set forth above and below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-

looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware . Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.
Market Acceptance and Sales Growth of Niaspan and Advicor
     The Company’s success depends in large part upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the commercialization of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and lovastatin, a statin-class compound, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the substitution of niacin dietary supplements for its products. Sales could also be affected by competition from the sale of other statin products and other cardiovascular therapies. The Company believes that intolerable flushing and potential liver toxicity associated with the currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day and at high dosages, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in liver toxicity. Although most patients taking the Niaspan and Advicor products will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan and Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan and Advicor products or patients may stop taking Niaspan and Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to maintain and/or obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.
     The Company’s ability to successfully sell increasing quantities of the Advicor product will depend significantly on the continued and increasing acceptance of the Advicor product by physicians and their patients. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or to suffer more serious side effects, such as rhabdomyolysis or myopathy, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Rhabdomyolysis is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. There have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been identified as possible causes of myopathy. Unanticipated side effects or unfavorable publicity concerning the Advicor product or any other product incorporating technology similar to that used in the Advicor product also could have an adverse effect on the Company’s ability to maintain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.
     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cholesterol therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because it is not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, the September 2003 release of Crestor, a new, highly powerful statin product, or the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, the increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in reducing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. In late 2004, a new formulation of the fibrate agent Tricor (fenofibrate) was launched by Abbott Laboratories, an agent that primarily affects triglyceride levels, but also increases HDL cholestorol. A new fenofibrate product, Antara, was launched by Reliant Pharmaceuticals, LLC in February 2005. These new agents also pose a competitive threat to Niaspan as they affect the two lipoproteins most impacted by Niaspan. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cholesterol drugs is driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Integration and Sales Growth of Azmacort
     There can be no assurance that the Company will be able to continue to profitably manage and integrate the Azmacort product into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will continue to achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will continue to achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that continues to reverse the declining trend in prescriptions of such product, the failure of the Company to achieve substantial growth in the sales of the Azmacort product and the failure of the Company to source sufficient quantities of Azmacort from Inyx, could have a material adverse effect on the Company’s business and financial condition.
     In addition, Azmacort may prove difficult to successfully sell beyond current levels due to the competitive nature of the market place in which the product competes. The competitive arena is dominated by Glaxo SmithKline’s Advair, supported by a significantly larger sales force than that which supports Azmacort. In addition, the FDA recently approved Schering-Plough’s new inhaled cortico-steroid agent Asmanex, which is currently pending commercial launch in the United States.
Integration and Sales Growth of Cardizem LA and Teveten/Teveten HCT Products
     On May 2, 2005, the Company acquired the rights to the Teveten/Teveten HCT products in the United States, Puerto Rico and the U.S. Virgin Islands and the exclusive sales and marketing rights for Cardizem LA in the United States and Puerto Rico. There can be no assurance that the Company will be able to successfully manage and integrate the Cardizem LA and Teveten/Teveten HCT products into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The integration of these products into the Company’s business can be expensive and time consuming and requires significant management attention, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. The Company has employed approximately 150 Biovail sales representatives, in order to promote the Cardizem LA and Teveten/Teveten HCT products. The Company must effectively integrate such sales personnel and motivate and effectively manage an increasing number of employees. There is no guarantee that the Company will be able to successfully integrate these products or sales persons into its operations. Failure of the Company to integrate the products or sales personnel and realize the expected benefits from its acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.
Patents and Trademarks; Infringement
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
▪	The patent applications licensed to or owned by Kos do not result in issued patents;

▪	Meaningful patent protection is not secured for any particular technology; or

▪	Any patents that have been or may be issued to the Company or the Company’s licensors, including the patents covering the Company’s Niaspan product or any agreements relating to those patents, are invalid, unenforceable or not infringed.
     In general, the U.S. patents and patent applications owned by or licensed to Kos are directed to formulations and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use or composition patents owned by or licensed to Kos, off-label or dietary supplement sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.
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
     Certain of the Company’s marketed products are covered by one or more patents that are identified and listed with the FDA. Under provisions of the Hatch Waxman Act, 21 USC 1 et seq., a generic company that desires to sell a generic version of one of the Company’s marketed products may file an abbreviated new drug application with the FDA. In that application, the generic company may indicate that it will not sell a generic version of the Company’s marketed product until the patent(s) covering the marketed products expire, or that the generic manufacturer believes that the patent(s) listed by the Company are invalid, unenforceable or would not be infringed by the proposed generic product. This may result in costly and time consuming patent infringement litigation to defend the patent(s) covering the Company’s marketed product or, if no such patent litigation is brought or if the patent(s) are deemed invalid, unenforceable or not infringed, the introduction of a generic version of the Company’s marketed products prior to the expiration of the patent(s) covering the Company’s marketed products, which could have a material adverse effect on the Company’s business. In addition, settlement of patent litigation may itself entail costly and time consuming administrative review by anti-trust enforcement agencies, such as the Federal Trade Commission and Department of Justice Anti-trust Division, pursuant to mandatory notifications under Section 1112(a) of the Medicare Prescription Drug Improvement and Modernization Act of 2003, and may include agency investigation and potential civil or administrative litigation.
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
     Patents relating to certain of the Company’s marketed products are owned by third parties. The Company relies on such third parties to enforce the validity of the patents and defend any infringements on the patents. If the third parties do not enforce the patents, the Company would be unable to prevent possible infringements on the patents and may be unable to prevent other companies from introducing similar generic products into the marketplace. Failure by the third parties to enforce the patents relating to the Company’s marketed products may have a material adverse effect on the Company’s business and financial condition.
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation (“Andrx”) had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alledged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, or alternatively that those patents were invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit. A final decision has not been reached as to whether a complaint will be filed against Andrx.
     If the patents relating to Cardizem LA are invalid, unenforceable or not infringed, the Company and Biovail would be unable to prevent Andrx from producing and marketing a generic version of the Cardizem LA product, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business and financial results. The Company and Biovail would also be unable to prevent other companies from introducing similar generic products into the marketplace.

Manufacturing
     On December 29, 2003, the FDA issued a warning letter to the Company related to a routine, unannounced inspection of the Company’s principal manufacturing facility located in Edison, New Jersey. The letter cited four deficiencies in the Company’s quality systems. The Company now has remedied these deficiencies and has regained its cGMP compliance status.
     The Company’s manufacturing facilities, and those of its third party manufacturers, are and will continue to be subject to, ongoing, periodic inspection by the FDA, state and other countries’ agencies to ensure, among other things, compliance with cGMP. The Company’s (and its suppliers’) failure to follow and document adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of the Company’s products for commercial use or clinical study, may result in the termination or hold of a clinical study, or may delay or prevent filing or approval of marketing applications for Kos’ products.
     The Company also may encounter problems with, among other things, the following:
▪	achieving consistent and acceptable production yield and costs;

▪	meeting product release specifications;

▪	quality control and assurance;

▪	shortages of qualified manufacturing personnel;

▪	shortages of raw materials;

▪	shortages of key contractors; and

▪	ongoing compliance with FDA and other regulations.
     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its products to meet the demands of its customers, or to fulfill orders from its international marketing partners. The Company’s failure for any reason to manufacture and supply sufficient quantities of its products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. Although the Company is currently in discussions with a contract manufacturer for certain of its products, the Company does not currently have a qualified backup manufacturing capability with a third party, other than pursuant to the Barr License and Manufacturing Agreement.
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

Limited Manufacturing Experience; Risk of Scale-Up
     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, the Company has limited experience in manufacturing products for commercial sale in the Edison facility and inefficiencies may exist in the manufacturing process. The Company may need to further scale-up certain of the Company’s current manufacturing processes to achieve production levels consistent with the commercial sale of its products for both U.S. and international use. Further, modifications to the facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with cGMP regulations and other regulations could delay the approval of its products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on Kos. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which (other than through Barr) may not be available on a timely basis, on commercially practicable terms, or at all.
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
     On March 31, 2005, Inyx, Inc. acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., an affiliate of Aventis Pharmaceuticals Inc., that had previously agreed to a five-year manufacturing commitment to produce Azmacort for the Company. In connection with this acquisition, the Company and Inyx agreed a new ten-year term to produce Azmacort for the Company. The Company relies solely on Inyx to manufacture and supply adequate quantities of the finished Azmacort product, and the Company cannot provide any assurances that Inyx will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and Inyx is inexperienced in its production. Moreover, the production of Azmacort requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort product to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Inyx, or Inyx’s suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Inyx may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company also relies solely on third party suppliers to manufacture and supply adequate quantities of the finished Cardizem LA and Teveten/Teveten HCT products. As such, the Company cannot provide any assurances that such third party suppliers will be able to produce sufficient quantities of such products to meet the Company’s requirements. The Company is dependent on the performance by Inyx and other third party manufacturers and their suppliers for the manufacture and supply of the finished Azmacort, Cardizem LA, and Teveten/Teveten HCT products, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future. Any interruption of supply, for any reason, of the finished Azmacort, Cardizem LA, or Teveten/Teveten HCT products to the Company could have a material adverse effect on the Company’s financial condition and results of operations.
Investigation by Federal and State Agencies
     The Company is subject to the jurisdiction of various federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. In February 2005, Kos learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of Kos’ sales practices. In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served a grand jury subpoena on Kos. The subpoena requests production of a variety of documents related to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the subpoena and continues to provide the government with additional responsive documents. Kos has also engaged outside counsel to assist it in conducting its own internal investigation of its sales practices. The investigation is still in an early stage and therefore no conclusions have been reached. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that such compliance measures are sufficient or that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

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
     As of June 30, 2005 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     On January 23, 2002, the Company received notice from Barr that it had filed with the FDA an ANDA that, if approved, would allow Barr to market a generic version of the Company’s 1000 mg Niaspan product. As a result, on March 4, 2002, the Company filed a patent infringement lawsuit against Barr in the Southern District of New York (“SDNY”). On March 11, 2002, the Company filed an amended complaint. In this lawsuit, the Company asserted that Barr has infringed Kos’ 6,080,428 and 6,129,930 patents. On March 25, 2002, Barr answered the amended complaint by denying that the ‘428 and ‘930 patents are valid and infringed, and seeking a declaratory judgment to that effect. On August 19, 2002, Barr amended its answer to add counterclaims requesting a declaratory judgment that two other patents owned by the Company, U.S. Patent Number 5,126,145 and 5,268,181, are not infringed, and that the ‘181 patent is invalid.
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
     On April 13, 2005, the Company announced that it signed the Duramed Co-promotion Agreement, the Barr License and Manufacturing Agreement, and the Barr Settlement and License Agreement.
     The Duramed Co-promotion Agreement provides that the Company and Duramed will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of such products, to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company trained a Duramed specialty sales force, which has recently begun promoting the products. In consideration of the co-promotion, the Company pays Duramed royalties based on quarterly and yearly net sales of these products, subject to certain maximum sales levels.
     The Barr Settlement and License Agreement permits Barr to launch generic versions of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of those products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire Kos patent. Upon such future launch, Barr would pay the Company a royalty equal to a portion of profits generated from the sales of generic versions of those products. As part of the settlement, Barr stipulated that the Company’s Niaspan patents in suit are valid and enforceable and that Barr would infringe those patents.
     In the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s ANDAs. Under the terms of the Barr License and Manufacturing Agreement, Barr receives payments to remain cGMP compliant and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed-upon supply price.
     On April 22, 2005, the Company provided to the Federal Trade Commission and Department of Justice Anti-trust Division the notifications of the settlement with Barr as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The settlement with Barr and the other arrangements with Barr and its affiliates may be reviewed by anti-trust enforcement agencies, such as the Federal Trade Commission and Department of Justice Anti-trust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Barr or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Barr. The Company may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alledged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, or alternatively that those patents were invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit. A final decision has not been reached as to whether a complaint will be filed against Andrx.

     If the patents relating to Cardizem LA are invalid, unenforceable or not infringed, the Company and Biovail would be unable to prevent Andrx from producing and marketing a generic version of the Cardizem LA product, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business and financial results. The Company and Biovail would also be unable to prevent other companies from introducing similar generic products into the marketplace.
     In addition, the Company is subject to the jurisdiction of various federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. In February 2005, Kos learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of Kos’ sales practices. In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served a grand jury subpoena on Kos. The subpoena requests production of a variety of documents related to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the subpoena and continues to provide the government with additional responsive documents. Kos has also engaged outside counsel to assist it in conducting its own internal investigation of its sales practices. The investigation is still in an early stage and therefore no conclusions have been reached. Regulatory sanction following a failure to comply with such ongoing regulatory oversight could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place to maintain compliance with regulatory requirements, there can be no assurance that such compliance measures are sufficient or that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.
     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
     On April 28, 2005, the Company held its 2005 Annual Meeting of Shareholders at its corporate headquarters in Cranbury, New Jersey. Only holders of record of Common Stock on March 1, 2005 (the “Record Date”) were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 40,272,783 shares of Common Stock outstanding.
     The following matters were submitted for a vote by security holders:
Proposal 1: To elect eleven directors of the Company to serve until the 2006 Annual Meeting of Shareholders and until their successors have                      been elected and qualified.
     Set forth below is information regarding the shares of Common Stock voted in the election of the eleven directors.

Name	For	Against	Withheld
Michael Jaharis	32,674,859	—	5,917,352
Daniel M. Bell	32,678,532	—	5,913,679
Robert E. Baldini	32,678,951	—	5,913,260
Adrian Adams	32,731,925	—	5,860,286
John Brademas	38,114,641	—	477,570
Kevin T. Ferro	32,114,641	—	5,932,930
Steven Jaharis	32,655,916	—	5,936,295
Nicolaos E. Madias	37,385,991	—	1,206,220
Mark Novitch	37,385,241	—	1,206,970
William D. Pruitt	38,138,626	—	453,585
Frederick B. Whittemore	37,384,452	—	1,207,759
Proposal 2: To consider and vote on a proposal to amend the Kos Pharmaceuticals, Inc. Articles of Incorporation to increase the number of                      authorized shares of the Company’s Common Stock from 50,000,000 to 100,000,000.

Set forth below is information regarding the shares of Common Stock voted to approve the proposal to amend the Kos Pharmaceuticals, Inc. Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 50,000,000 to 100,000,000.

Votes FOR	37,267,977
Votes AGAINST	1,306,371
Votes WITHHELD	17,863

Proposal 3: To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.
     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm.

Votes FOR	38,498,824
Votes AGAINST	36,268
Votes WITHHELD	57,119

Item 6 — Exhibits
(a) Exhibits

2.1(1)+	Product Acquisition between Kos Life Sciences, Inc. and Aventis Pharmaceuticals Holdings, Inc., dated March 5, 2004.

2.2(1)+	Supply Agreement between Kos Pharmaceuticals, Inc. and Aventis Pharmaceuticals, Inc., dated March 5, 2004.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.2(3)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3(4)	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(5)	Form of Common Stock certificate of the Company.

10.1(6)++	Form of Consulting Agreement Between the Company and Christopher P. Kiritsy.

10.2+	Co-promotion Agreement by and between the Company, one of its subsidiaries, Duramed Pharmaceuticals, Inc. and Barr Laboratories, Inc. dated April 12, 2005.

10.3+	Settlement and License Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.4+	License and Manufacturing Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.5+	Supply and Employee Agreement by and between the Company and Biovail Pharmaceuticals, Inc. dated May 2, 2005.

10.6+	Distribution and Product Acquisition Agreement by and between the Company and Biovail Laboratories International SRL dated May 2, 2005.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2004, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.

(4)	Filed with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, and incorporated herein by reference.

(5)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

(6)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.

Date: August 9, 2005	By:	/s/ Adrian Adams

Adrian Adams, President and
Chief Executive Officer

Date: August 9, 2005	By:	/s/ Juan F. Rodriguez

Juan F. Rodriguez, Senior Vice President,
Controller and Corporate Administration, Interim
Chief Financial Officer

EXHIBIT INDEX

10.2+	Co-promotion Agreement by and between the Company, one of its subsidiaries, Duramed Pharmaceuticals, Inc. and Barr Laboratories, Inc. dated April 12, 2005.

10.3+	Settlement and License Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.4+	License and Manufacturing Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.5+	Supply and Employee Agreement by and between the Company and Biovail Pharmaceuticals, Inc. dated May 2, 2005.

10.6+	Distribution and Product Acquisition Agreement by and between the Company and Biovail Laboratories International SRL dated May 2, 2005.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.