Form 10-Q
period 2005-09-30
KOS PHARMACEUTICALS INC
filed 2005-11-09
CIK 1018952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2005

Common Stock, par value $.01 per share	46,441,921

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Niaspan®, Advicor®, Teveten®, Teveten HCT® and Azmacort® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.
Cardizem® LA is a registered trademark of Biovail Laboratories International SRL.

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$321,363	$258,703
Marketable securities	1,255	—
Trade accounts receivable, net	147,144	74,568
Inventories, net	19,820	10,649
Prepaid expenses and other current assets	15,065	11,572
Current deferred tax asset, net	42,827	41,186

Total current assets	547,474	396,678
Fixed Assets, net	27,710	23,341
Long Term Deferred Tax Asset, net	18,074	13,346
Intangible Assets, net	238,568	150,079
Other Assets	3,320	3,482

Total assets	$835,146	$586,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,583	$9,161
Accrued expenses	162,580	104,898
Advance payment received on license agreement, net of amortized amount	15,194	18,384
Note payable to shareholder	—	19,000
Current portion of capital lease obligations	136	132

Total current liabilities	201,493	151,575

Capital Lease Obligations, net of current portion	106	209
Other Liabilities	1,827	—

Total long-term liabilities	1,933	209

Total liabilities	203,426	151,784

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,418,569 and 40,211,375 shares issued and outstanding as of September 30, 2005 (unaudited) and December 31, 2004, respectively	464	402
Additional paid-in capital	631,011	526,463
Restricted stock grant	—	(95)
Retained earnings (accumulated deficit)	253	(91,628)
Accumulated other comprehensive loss	(8)	—

Total shareholders’ equity	631,720	435,142

Total liabilities and shareholders’ equity	$835,146	$586,926

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$204,382	$131,492	$533,930	$345,513
Licensing revenue	713	384	3,854	881

Total revenue	205,095	131,876	537,784	346,394

Cost of sales (excludes Azmacort developed and core technology amortization of $3.4 million and $10.3 million for the three and nine months ended September 30, 2005, respectively, and $3.5 million and $6.9 million for the three and nine months ended September 30, 2004, respectively; See Note 7)	25,980	9,561	55,886	26,502

	179,115	122,315	481,898	319,892

Operating Expenses:
Research and development	25,809	17,148	82,583	90,588
Selling, general and administrative	98,454	60,383	265,151	169,423

Total operating expenses	124,263	77,531	347,734	260,011

Income from operations	54,852	44,784	134,164	59,881

Other (Income) Expense:
Other (income) expense	1	25	73	(3,970)
Interest income, net	(2,130)	(550)	(5,027)	(1,437)
Interest expense-related party	—	339	520	945
Interest expense, other	26	67	62	67

Total other income	(2,103)	(119)	(4,372)	(4,395)

Income before provision for / (benefit from) income taxes	56,955	44,903	138,536	64,276

Provision for / (benefit from) income taxes	20,312	2,157	46,655	(25,018)

Net income	$36,643	$42,746	$91,881	$89,294

Basic earnings per share of Common Stock	$0.80	$1.14	$2.16	$2.39
Diluted earnings per share of Common Stock	0.74	0.94	1.93	1.97

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	45,995	37,614	42,506	37,292
Diluted	49,635	45,667	47,860	45,728
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-in	Restricted Stock	(Accumulated	Comprehensive
	Shares	Amount	Capital	Grant	Deficit)	Loss	Total
Balance at December 31, 2004	40,211	$402	$526,463	$(95)	$(91,628)	$—	$435,142

Compensation cost on modification of stock option award	—	—	1,068	—	—	—	1,068
Compensation cost on consultant stock options	—	—	2,557	—	—	—	2,557
Common Stock issued to employees under Kos Savings Plan	33	—	1,552	—	—	—	1,552
Compensation cost on restricted stock grant	—	—	—	95	—	—	95
Tax benefit of stock option exercises	—	—	35,606	—	—	—	35,606
Unrealized loss on marketable securities	—	—	—	—	—	(8)	(8)
Issuance of Common Stock to employees under Stock Purchase Plan	108	1	3,198	—	—	—	3,199
Exercise of stock options	2,267	23	41,605	—	—	—	41,628
Conversion of Note Payable to Shareholder to Common Stock	3,800	38	18,962	—	—	—	19,000
Net income	—	—	—	—	91,881	—	91,881

Balance at September 30, 2005	46,419	$464	$631,011	$—	$253	$(8)	$631,720

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$91,881	$89,294
Adjustments to reconcile net income to net cash provided by operating activities-Depreciation	4,228	3,062
Amortization	15,411	7,321
Provision for inventory obsolescence	654	977
Provision for doubtful accounts	96	101
Loss on disposal of fixed assets	29	9
Write-off of investment in Triad Pharmaceuticals, Inc.	4,000	—
Write-off of generic Niaspan inventory	1,327	—
Compensation cost on modification of stock option award	1,068	—
Compensation cost on consultant stock options	2,557	—
Deferred income taxes	(6,369)	(44,603)
Recognition of deferred revenue under license agreement	(3,003)	(708)
Reimbursement recognized under license agreement	(187)	(187)
Common Stock issued to employees under Kos Savings Plan	1,552	1,165
Compensation cost on restricted stock grant	95	225
Tax benefit of stock option exercises	35,606	20,688
Write-off of acquired in-process research and development	2,800	38,000
Changes in operating assets and liabilities:
Trade accounts receivable	(72,672)	(17,038)
Inventories	(7,855)	3,652
Prepaid expenses and other current assets	(3,493)	(5,983)
Other assets	3	—
Accounts payable	14,422	(3,301)
Accrued expenses	57,682	41,785
Advance payments received on license agreement	—	2,500
Other liabilities	1,827	—

Net cash provided by operating activities	141,659	136,959

Cash Flows from Investing Activities:
Product and intangible acquisition	(109,997)	(206,061)
Investment in Triad Pharmaceuticals, Inc.	(4,000)	—
Purchases of marketable securities	(5,913)	—
Sales of marketable securities	4,650	—
Capital expenditures and deposits on fixed assets to be acquired	(8,467)	(7,944)

Net cash used in investing activities	(123,727)	(214,005)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	3,199	2,633
Net proceeds from exercise of stock options	41,628	12,294
Payments under capital lease obligations	(99)	(57)

Net cash provided by financing activities	44,728	14,870

Net increase (decrease) in cash and cash equivalents	62,660	(62,176)
Cash and Cash Equivalents, beginning of period	258,703	259,958

Cash and Cash Equivalents, end of period	$321,363	$197,782

Supplemental Disclosure of Cash Flow Information:
Interest paid	$666	$898
Supplemental Disclosure of Non-cash Flow Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 11)	$19,000	$—
Acquisition of equipment under capital lease obligations	$—	$404
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine-month period ended September 30, 2005, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2005. Certain accounts on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2004, have been reclassified in order to conform to the current period presentation. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on its results of operations. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (See Note 12).
     In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”). SFAS 109-1 clarifies that tax deductions arising from qualified production activities should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) with no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of these tax deductions should be reported in the period in which the deduction is claimed on the Company’s tax return. The provision for income taxes for the three and nine months ended September 30, 2005, included a tax benefit related to the Company’s qualified production activities of $0.6 million and $1.2 million, respectively.
3. Reporting of Comprehensive Income or Loss
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income and its components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three and nine months ended September 30, 2005, was $36.6 million and $91.9 million, respectively. Reported net income equaled comprehensive income for the comparable periods in 2004.
4. Income Taxes
     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards (“NOLs”) and tax credits to the extent that realization of said benefits is more likely than not.
     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most NOLs and, therefore, that the Company would “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the year of change is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, during the year ended December 31, 2004, the Company reversed $71.2 million of its valuation allowance previously established against its net deferred tax assets, of which $51.3 million was reversed during the nine months ended September 30, 2004.
     The Company recorded a provision for income taxes of $20.3 million and $46.7 million for the three and nine months ended September 30, 2005, respectively. The Company recorded a provision for income taxes of $2.2 million for the three months ended September 30, 2004 and a benefit from income taxes of $25.0 million for the nine months ended September 30, 2004. The provision for income taxes recorded for the nine months ended September 30, 2005, included a tax credit of $5.0 million (estimated based on a study conducted by the Company during the first and second quarters of 2005) for certain cumulative Company research and development activities through the second quarter of 2005 and a $1.2 million effect on deferred tax assets resulting from a decrease in the Company’s effective rate as a result of certain corporate restructurings effectuated to, among other things, consolidate the Company’s intellectual property. The provision for income taxes of $2.2 million for the three months ended September 30, 2004, included a benefit of $14.9 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter. The benefit from income taxes of $25.0 million for the nine months ended September 30, 2004, included a $51.3 million reversal of the Company’s valuation allowance, of which $44.0 million represented the portion reversed through the effective tax rate for the period and $7.3 million related to the reversal of the valuation allowance on deferred tax assets expected to be realized through ordinary income in years subsequent to 2004. The benefit also included a $14.4 million deferred benefit related to the $38.0 million Azmacort In-process R&D Write-off as described in Note 7.
     As of September 30, 2005, the Company had approximately $94.8 million of NOLs available to offset future taxable income. Deferred tax assets, net, as of September 30, 2005, totaled approximately $60.9 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Numerator:
Net income	$36,643	$42,746	$91,881	$89,294
Interest expense from convertible debt	—	339	520	945

Diluted net income	$36,643	$43,085	$92,401	$90,239

Denominator:
Basic weighted average number of shares outstanding	45,995	37,614	42,506	37,292
Effect of dilutive securities:
Stock options	3,562	2,046	2,900	2,413
Non-detachable warrants (See Note 11)	—	6,000	2,407	6,000
Other Common Stock warrants	78	7	47	23

Diluted weighted average number of shares outstanding	49,635	45,667	47,860	45,728

Basic earnings per share of Common Stock	$0.80	$1.14	$2.16	$2.39
Diluted earnings per share of Common Stock	0.74	0.94	1.93	1.97
     The calculation of weighted average shares outstanding for the three and nine months ended September 30, 2005, excludes 0.1 million shares and 1.2 million shares, respectively, of outstanding stock options because their impact is antidilutive. For the three months and nine months ended September 30, 2004, 3.2 million shares and 3.0 million shares, respectively, of outstanding stock options were also excluded from the calculation of weighted average shares outstanding because their impact is antidilutive.

6. Inventories, net
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$2,900	$2,199
Work in process	4,165	4,161
Finished goods	12,755	4,289

Total inventories, net	$19,820	$10,649

     As a result of the settlement reached with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), the Company wrote-off generic Niaspan inventory totaling $1.3 million as cost of sales during the nine months ended September 30, 2005 (see Note 13 for further discussion pertaining to Barr). The Company had produced this generic Niaspan product as a contingency which would have allowed the Company to compete in the generic Niaspan business in the event Barr had elected to launch “at risk” its generic version of Niaspan.
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
     Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and has agreed to pay a royalty on future sales of another version of the product to be developed, a chlorofluorocarbon (“CFC”)-free product that was being developed by Aventis. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc., agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis Pharmaceuticals Inc. affiliate responsible for the manufacture of Azmacort, Aventis Pharmaceuticals Puerto Rico, Inc., and negotiated, among other things, with Kos a new ten-year term to produce and supply Azmacort for the Company.

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
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a CFC-based propellant and, consequently, to the knowledge of the Company, should not contribute to the depletion of the Earth’s ozone layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.
     Although the product had previously received an “approvable” letter from the Food and Drug Administration (“FDA”), the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin as early as 2008.
     On May 2, 2005, the Company entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, the Company acquired rights to the Teveten and Teveten HCT products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem LA product in the United States. In addition, the Company will obtain commercial rights to a combination product of Cardizem LA and enalapril (the “Cardizem Combination Product”), currently in formulation development, and the right of first negotiation to two other research and development projects in the cardio/metabolic disease area. In conjunction with the Biovail Agreements, the Company hired 184 Biovail employees, approximately 150 of whom are sales territory managers.
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
     The $2.8 million value assigned to in-process research and development of the Cardizem Combination Product was recorded as a research and development expense in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording an approximately $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
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
     The fair value of all of the in-process research and development acquired through the Aventis Agreements and Biovail Agreements was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rates utilized in calculating the fair value of the Azmacort HFA formulation and the Cardizem Combination Product were 36% and 53%, respectively.
     Intangible assets consist of the following:

	September 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(21,961)	$176,868	$154,429	$(10,336)	$144,093
Supply Contract	4,050	(1,215)	2,835	4,050	(608)	3,442
Other Intangibles	241	(75)	166	241	(38)	203
Trademarks*	6,541	—	6,541	2,341	—	2,341
Sales and Marketing Rights	49,000	(2,892)	46,108	—	—	—
Goodwill	2,300	—	2,300	—	—	—
Manufacturing Rights	4,000	(250)	3,750	—	—	—

Total	$264,961	$(26,393)	$238,568	$161,061	$(10,982)	$150,079

*	Indefinite-lived intangible assets
     The Company calculates amortization of intangible assets based on their estimated useful lives ranging from 5 to 22 years. The Company recorded amortization expense related to its intangible assets of $6.3 million and $15.4 million for the three and nine months ended September 30, 2005, respectively, and $3.7 million and $7.3 million for the three and nine months ended September 30, 2004, respectively. Amortization expense of intangible assets is currently estimated to be $6.3 million for the remaining 2005 fiscal year and $25.2 million for each of the fiscal years from 2006 through 2010.
     Except for amortization related to the Azmacort developed and core technology intangible asset, the Company records amortization expense related to its intangible assets as cost of sales. The Company does not allocate to cost of sales the amortization charges related to the Azmacort developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to Kos’ ability to conduct further research and development, for which the Company is primarily responsible, and market and sell the Azmacort product. Amortization charges related to the Azmacort developed and core technology intangible asset were $3.4 million and $10.3 million for the three and nine months ended September 30, 2005, respectively, and $3.5 million and $6.9 million for the three and nine months ended September 30, 2004, respectively. Such amortization charges for the Azmacort developed and core technology are included under “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
8. Accounting for Product Returns — Impact on Revenue Recognition
     The Company’s return policy allows a customer to return product no sooner than six months prior to the product’s expiration date and no later than one year after the product’s expiration date. The Company periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. If the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.
9. Advance Payments Received on License Agreement
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA (“Merck”) to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under the terms of the Merck Agreement, Merck will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through September 30, 2005, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck if Kos fails to achieve certain regulatory milestones). Merck is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacturing of the products, and for certain critical marketing related functions. Kos’ manufacturing commitment to Merck is a pervasive element of the Merck Agreement as Merck is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality and maintaining a worldwide database of adverse events of the products that it manufactures for Merck. The critical marketing related services provided by Kos include: active participation in the planning of commercialization efforts by Merck, the sharing, review and dissemination of information pertaining to the safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck.
     The Company’s policy with respect to recording licensing revenue resulting from Merck product sales is to record such licensing revenue as the related product sales are generated by Merck. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the nine months ended September 30, 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflected Kos’ continuing obligations relative to the arrangement with Merck, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization (the “Merck Accounting Change”).
     The Merck Accounting Change represents the correction of an accounting error by the Company. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million, or $0.04 per fully diluted share for the nine months ended September 30, 2005, and increased the

Company’s net income by $1.1 million, or $0.02 per fully diluted share for the nine months ended September 30, 2005.
     Including the effect of the Merck Accounting Change, the Company recorded licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement of $0.3 million and $3.0 million during the three and nine months ended September 30, 2005, respectively, and $0.4 million and $0.7 million during the three and nine months ended September 30, 2004, respectively. Pursuant to the Merck Agreement, the Company also recorded offsets to research and development expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively.
     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestone payments received from Merck. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of September 30, 2005, are $15.2 million related to upfront, reimbursement and milestone payments received from Merck that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.
10. Accrued Expenses
     The components of accrued expenses are as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Managed care and medicaid rebates	$76,198	$49,998
Royalties	31,393	13,811
Employee commissions and bonuses	15,028	14,780
Income taxes payable	3,858	2,183
All other	36,103	24,126

Total accrued expenses	$162,580	$104,898

     Certain of the Company’s accruals are dependent upon management’s estimates of inventory levels within the distribution chain. As of September 30, 2005, the Company was in the process of negotiating inventory management agreements (“IMA’s”) with certain of its wholesale and distribution customers which would provide the Company with more precise information as to the level of Kos product inventory available throughout the product distribution channel. If these IMA’s are entered into and result in inventory level data materially different from Kos’ estimates, the Company may have to adjust its accruals by a material amount as an adjustment to net sales.
11. Notes Payable to Shareholder
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of September 30, 2005. Borrowings, when outstanding, will bear interest at the prime rate (6.75% as of September 30, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.

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
     The Company recorded $0.5 million and $0.9 million of interest expense for the nine months ended September 30, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.

12. Compensation Cost for Stock Options Issued to Employees
     As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which amended SFAS 123, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Except for the compensation cost included in “Selling, general and administrative” in the accompanying consolidated statements of operations, related to the modification of a former employee’s stock options during the nine months ended September 30, 2005, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant (see Note 14 for discussion relative to compensation cost incurred on modification of stock option award). Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro Forma” amounts shown in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net income:
As reported	$36,643	$42,746	$91,881	$89,294
Option modification expense	—	—	671	—
Stock-based employee compensation expense under fair value method	(5,907)	(6,111)	(18,846)	(16,714)

Pro forma	$30,736	$36,635	$73,706	$72,580

Net income per share:
As reported:
Basic	$0.80	$1.14	$2.16	$2.39
Diluted	0.74	0.94	1.93	1.97
Pro forma:
Basic	$0.67	$0.97	$1.73	$1.95
Diluted	0.63	0.82	1.57	1.63

Number of shares used in calculation:
As reported:
Basic	45,995	37,614	42,506	37,292
Diluted	49,635	45,667	47,860	45,728
Pro forma:
Basic	45,995	37,614	42,506	37,292
Diluted	48,780	44,953	47,206	44,981

13. Co-promotion, Licensing, Manufacturing and Settlement and License Agreement
     On April 12, 2005, the Company entered into a co-promotion agreement, a licensing and manufacturing agreement, and a settlement and license agreement (collectively, the “Barr Agreements”) with Barr, contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr Agreements, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications and granted Kos a license to use, market and sell, at a future date, Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current Good Manufacturing Practices and to stand ready to meet the Company’s manufacturing requirements on short notice.
14. Related Party Transaction
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc. (“Triad”), which is controlled by a limited partnership (the “Triad Limited Partnership”) formed by Mrs. Jaharis. At the time the agreements were executed, Mr. Jaharis directly controlled Triad. Under the Sponsored Research Agreement, Triad has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL cholesterol (the “Field”). The Sponsored Research Agreement had a two-year term ending September 30, 2005, subject to extension, and provided for total payments by the Company during the initial two-year term of $1.5 million. Triad commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Triad in 2003, $0.9 million in 2004, and $0.4 million in the first nine months of 2005, in connection with the Sponsored Research Agreement. On October 6, 2005, and based on progress with several lead compounds, the Sponsored Research Agreement was amended (the “Sponsored Research Agreement Amendment”) to, among other things, extend the term through December 31, 2006, and provide for additional payments of $2.3 million. The Company paid $0.4 million in November 2005 in connection with the Sponsored Research Agreement Amendment. Under the License Agreement, Triad granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement, as amended, that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property in the Field developed during the term of the Sponsored Research Agreement, as amended, (e.g., methods, processes, trade secrets and technical data) that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, as amended, Triad may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, as amended, Triad will pay to the Company royalties on income earned by Triad from the commercialization of any such non-exclusive intellectual property within the Field. Triad conducts the sponsored research on behalf of the Company pursuant to Triad’s sponsored research and license agreements with Tufts University.
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
     After considering the provisions of the FASB’s Interpretation No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”, the Company concluded that Triad does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Triad under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Triad. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.
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
     In connection with the closing of Kos’ equity investment in Triad on February 1, 2005, Christopher P. Kiritsy accepted the position of President and Chief Executive Officer of Triad and resigned, effective May 20, 2005, from his position with the Company as Executive Vice President, Corporate Development and Chief Financial Officer. Mr. Juan F. Rodriguez, the Company’s current Senior Vice President, Controller and Corporate Administration, was named Interim Chief Financial Officer upon Mr. Kiritsy’s departure, until November 1, 2005, when Mr. Kevin P. Clarke was named Executive Vice President, Chief Financial Officer (see Note 15 for additional information regarding Mr. Kevin P. Clarke). Effective with Mr. Kiritsy’s employment termination, the Company and Mr. Kiritsy entered into a two-year consulting arrangement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kiritsy receives an annual $5,000 consulting fee; the continued vesting, over the term of the Consulting Agreement, of stock options received while Mr. Kiritsy was employed by Kos; and the reinstatement of such stock options’ expiration period (as the stock options granted to Mr. Kiritsy would have expired within 30 days of the termination of employment). As such, Mr. Kiritsy’s current vested stock options, and those that will vest through the term of the Consulting Agreement, will retain their original expiration dates. In accordance with the provisions of the FASB’s Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which addresses the accounting consequence of various modifications to the terms of a previously fixed stock option or award, these modifications resulted in the Company recording stock option modification cost of $1.1 million, included in the accompanying condensed consolidated statements of operations as “Selling, general and administrative” expense, for the nine months ended

September 30, 2005. Additionally, the Company recorded stock option compensation cost associated with the Consulting Agreement of $1.8 million and $2.5 million, which is included in the accompanying condensed consolidated statements of operations as “Selling, general and administrative” expense for the three and nine months ended September 30, 2005, respectively. The Company will continue to recognize compensation cost related to these stock option awards throughout the term of the Consulting Agreement as further vesting of these stock options occurs.
15. Subsequent Events
     On November 2, 2005, the Company announced the appointment of Mr. Kevin P. Clarke to the position of Executive Vice President and Chief Financial Officer. Mr. Clarke succeeded Mr. Juan F. Rodriguez, who served as Interim Chief Financial Officer, and will continue to serve in the capacity of Senior Vice President, Controller and Corporate Administration.
     On November 6, 2005, Kos Life Sciences, Inc., a subsidiary of the Company (“KLS”), entered into an exclusive Collaboration and License Agreement (the “Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. KLS will pay an upfront licensing payment (the “Jerini Licensing Payment”) of €12 million (approximately $14.2 million as of November 7, 2005) and the Company will make a €10 million equity investment (approximately $11.8 million as of November 7, 2005) in Jerini AG at a per share price of €3.20 (approximately $3.78 as of November 7, 2005). The Company currently expects to record the Jerini Licensing Payment as a research and development expense during the quarter ending December 31, 2005.
     Under the Jerini Agreement, Jerini will continue to be responsible for Icatibant’s hereditary angioedema (“HAE”) through clinical Phase III trials and regulatory approval, and KLS or an affiliate of KLS will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or an affiliate of KLS will develop Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma and will be responsible for the regulatory affairs relating to such products. KLS or an affiliate of KLS will also make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields.
     KLS or an affiliate of KLS is responsible for the distribution and marketing of all Icatibant products in these fields in the US and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or an affiliate of KLS for distribution. KLS or an affiliate of KLS and Jerini will collaborate on the branding and positioning of Icatibant for HAE and other forms of angioedema. Jerini will make payments to KLS or an affiliate of KLS based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the US and Canada and royalty payments to KLS or an affiliate of KLS based on certain sales of Icatibant products based on KLS’s development with any indication in the RAIL and asthma fields outside the US and Canada.
     Under the Jerini Agreement, KLS or an affiliate of KLS have the right of first negotiation in the U.S. and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma.
     The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan and Advicor, and currently markets them directly through its own sales forces and co-promotion partners in the U.S. and through its commercialization partners and license arrangements outside of the U.S. and Japan.
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
     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (the “Barr Settlement and License Agreement”, and collectively, the “Barr Agreements”) with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr Agreements, Barr agreed to stand ready to supply Kos Life Sciences, Inc., a wholly-owned subsidiary of Kos, quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s Abbreviated New Drug Applications and granted Kos a license to use, market and sell, at a future date, Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with Food and Drug Administration (“FDA”) current Good Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice.
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
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Andrx Corporation to market a generic version of the Cardizem LA product. On August 10, 2005, a lawsuit alleging patent infringement against Andrx Pharmaceuticals, L.L.C. and Andrx Corporation (collectively “Andrx”) in Biovail’s name was commenced in the United States District Court for the District of Delaware (“Delaware District Court”). Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA, on October 14, 2005, a second complaint alleging additional patent infringement was filed in Biovail’s name in the Delaware District Court.
     The Company’s cardiovascular products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.
     The Company’s business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety or patient compliance advantages compared with existing formulations of such products. Kos has also recently begun to gradually broaden its business strategy to involve greater measured investments and focus on the research and development of new chemical entities, with an initial focus in the area of modulators of HDL cholesterol and gastric retention.

     The core elements of Kos’ current business strategy are as follows:
(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing the awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular, metabolic and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	make measured investments in new chemical entity research through sponsored research programs, scientific in-licensing and corporate development activities;

(v)	manage internally the clinical development of its products;

(vi)	manufacture its products internally, or where necessary or prudent, using a third party manufacturer;

(vii)	market its products directly through the Company’s sales forces, which Kos may supplement with one or more contract sales organizations or other partners and through co-promotion and other strategic alliances, to extend the marketing reach of the Company to new patients; and

(viii)	leverage its core competencies through corporate and academic alliances.
     In measuring the Company’s results of operations, management’s primary focus is on revenue growth of the Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $403.3 million for the nine months ended September 30, 2005, from $304.7 million for the same period in 2004 . This 32.4% increase in Niaspan and Advicor net sales was primarily attributable to increases in unit volume and prices for the Company’s products during the 2005 period . As mentioned above, the Company began recording Azmacort revenue in April 2004 and Cardizem LA and Teveten/Teveten HCT revenue in May 2005. Azmacort net sales for the nine months ended September 30, 2005, totaled $72.6 million. Cardizem LA and Teveten/Teveten HCT net sales for the nine months ended September 30, 2005, totaled $43.4 million and $14.6 million, respectively. Net income for the nine months ended September 30, 2005, was $91.9 million compared to net income of $89.3 million for the same period in 2004.
     Because Kos’ current business strategy is principally dependent on the reformulation of existing compounds or the development or acquisition of synergistic products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular, metabolic and respiratory treatments. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. The Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.
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
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through September 30, 2005, the Company had retained earnings from operations of approximately $0.3 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards (“NOLs”) amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of September 30, 2005, the Company had approximately $94.8 million of NOLs.
     On July 28, 1997, Kos received clearance from the FDA to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is a once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. The Company and a co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), currently market Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. In addition, another co-promotion partner, Duramed Pharmaceuticals, Inc. or its affiliates (“Duramed”), also markets Niaspan in the United States directly to physicians and healthcare professionals who specialize in women’s health.
     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marked the first time that the FDA had approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with Niaspan, Kos and Takeda market Advicor directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications and Duramed now markets Advicor to physicians and healthcare professionals specializing in women’s health.
     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc. agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of Aventis

Pharmaceuticals Puerto Rico, Inc., the affiliate of Aventis Pharmaceuticals Inc. that manufactured Azmacort, and negotiated a new ten-year term with Kos to produce and supply Azmacort. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $38.0 million for the value of in-process research and development, $7.0 million for the value of inventory, and $6.7 million for the value of certain other intangibles. The $38.0 million value assigned to in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004 (the “Azmacort In-process R&D Write-off”). The Azmacort In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from 5 to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists and to selected primary care physicians.
     The Azmacort In-process R&D Write-off was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a chlorofluorocarbon (“CFC”)-based propellant and, consequently, to the knowledge of the Company, should not contribute to the depletion of the Earth’s Ozone Layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the U.S. Congress into law in Title VI of the Clean Air Act, the production of CFCs in the U.S. was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the U.S. will eventually need to phase out CFC-propelled Metered Dose Inhalers.
     Although Azmacort HFA had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations.
     The Company believes it may need to invest up to $11.0 million during the 2005-2008 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin as early as 2008.
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
     After considering the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Triad does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Triad under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Triad (the “Triad Write-off”). Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.
     On April 12, 2005, the Company entered into the Duramed Co-promotion Agreement, the Barr License and Manufacturing Agreement, and the Barr Settlement and License Agreement with Barr. The Barr Settlement and License Agreement resolved the patent litigation involving the Company’s Niaspan products. The United States District Court for the Southern District of New York subsequently entered into a Consent Dismissal Without Prejudice dismissing the litigation between the Company and Barr.
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
     On May 2, 2005, pursuant to the Biovail Agreements, the Company acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive sales and marketing rights to the Cardizem LA (diltiazem hydrochloride) product in the United States. The preliminary purchase price allocation resulted in the recording of intangible assets of $44.4 million for the value of the Teveten Products developed and core technology, $4.2 million for the value of the Teveten trade name, $49.0 million for the value of the Cardizem LA product, $2.3 million of goodwill, $2.8 million for the value of a proposed Cardizem LA with enalapril combination product currently in development (the “Cardizem Combination Product”) and $3.3 million for the value of inventory. The $2.8 million value assigned to the Cardizem Combination Product in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording a $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from 9 to 17 years. The Company began detailing the Cardizem LA and Teveten/Teveten HCT products in June 2005 and currently markets such products in the United States directly to specialist and primary care physicians.
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
     The fair value of all of the Company’s in-process research and development acquired through the Aventis Agreements and Biovail Agreements was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rate utilized in calculating the fair value of the Cardizem Combination Product and the Azmacort HFA formulation was 36% and 53%, respectively.
Recent Developments
     On November 2, 2005, the Company announced the appointment of Mr. Kevin P. Clarke to the position of Executive Vice President and Chief Financial Officer. Mr. Clarke succeeded Mr. Juan F. Rodriguez, who served as Interim Chief Financial Officer, and will continue to serve in the capacity of Senior Vice President, Controller and Corporate Administration.
     On November 6, 2005, Kos Life Sciences, Inc., a subsidiary of the Company (“KLS”), entered into an exclusive Collaboration and License Agreement (the “Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. KLS will pay an upfront licensing payment (the “Jerini Licensing Payment”) of €12 million (approximately $14.2 million as of November 7, 2005) and the Company will make a €10 million equity investment (approximately $11.8 million as of November 7, 2005) in Jerini at a per share price of €3.20 (approximately $3.78 as of November 7, 2005). The Company currently expects to record the Jerini Licensing Payment as a research and development expense during the quarter ending December 31, 2005.
     Under the Jerini Agreement, Jerini will continue to be responsible for Icatibant’s hereditary angioedema (“HAE”) through clinical Phase III trials and regulatory approval, and KLS or an affiliate of KLS will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or an affiliate of KLS will develop Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma will be responsible for the regulatory affairs relating to such products. KLS or an affiliate of KLS will also make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields.
     KLS or an affiliate of KLS is responsible for the distribution and marketing of all Icatibant products in these fields in the US and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or an affiliate of KLS for distribution. KLS or an affiliate of KLS and Jerini will collaborate on the branding and positioning of Icatibant for HAE and other forms of angioedema. Jerini will make payments to KLS or an affiliate of KLS based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the US and Canada and royalty payments to KLS or an affiliate of KLS based on certain sales of Icatibant products based on KLS’s development with any indication in the RAIL and asthma fields outside the US and Canada.
     Under the Jerini Agreement, KLS or an affiliate of KLS have the right of first negotiation in the U.S. and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma.
     The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.

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
     The most pertinent inputs used in the estimation of the Company’s sales allowances and accruals, and product inventory levels in its distribution channel, include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product best price (derived from the Company’s contractual arrangements), and average manufacturer price (“AMP”) (computational in nature using historical data). Of these inputs, prescription data and AMP require significant estimation. The Company believes that variances between estimates and actual results of prescription data and AMP may each reasonably vary +/- 5%. The following table reflects the potential impact to revenue for the three and nine months ended September 30, 2005, based upon various combinations of these reasonably likely outcomes in prescription data and AMP estimates (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):
Impact on Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT Revenue

Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)

	Prescription Variance
	(5%)	(3%)	(1%)	0%	1%	3%	5%
	AMP Variance
(5%)	$(1.8)	$(1.9)	$(2.0)	$(2.0)	$(2.1)	$(2.1)	$(2.2)
(3%)	(1.1)	(1.2)	(1.3)	(1.3)	(1.3)	(1.4)	(1.5)
(1%)	(0.3)	(0.4)	(0.5)	(0.5)	(0.6)	(0.7)	(0.7)
0%	0.2	0.1	0.0	—	0.0	(0.1)	(0.2)
1%	0.7	0.7	0.6	0.5	0.5	0.4	0.3
3%	1.8	1.8	1.7	1.6	1.6	1.5	1.4
5%	2.9	2.8	2.8	2.7	2.7	2.6	2.5

     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Other than the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset (as described below), such changes to these estimates have not been material to the Company’s results of operations during the nine months ended September 30, 2005 and 2004.
     Kos periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. If the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.
     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said benefits is more likely than not. Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most NOLs and, therefore, that the Company would “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the year of change is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including NOLs expected to be utilized to offset ordinary income in future years, should be reversed as of the date of the change in circumstances. Accordingly, the Company reversed $71.2 million of its valuation allowance during the year ended December 31, 2004, of which $51.3 million was reversed during the nine months ended September 30, 2004.
     The Company recorded a provision for income taxes of $20.3 million and $46.7 million for the three and nine months ended September 30, 2005, respectively, as compared to a provision for income taxes of $2.2 million for the three months ended September 30, 2004 and a benefit from income taxes of $25.0 million for the nine months ended September 30, 2004. The provision for income taxes recorded for the nine months ended September 30, 2005, included a tax benefit of $5.0 million pertaining to qualifying research and development expenses incurred by the Company (estimated tax credits based on a study conducted by the Company during the first and second quarters of 2005) and a $1.2 million effect on deferred tax assets resulting from a decrease in the Company’s effective rate as a result of certain corporate restructurings effectuated primarily to consolidate the Company’s intellectual property. The provision for income taxes of $2.2 million for the three months ended September 30, 2004, included a benefit of $14.9 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter. The benefit for income taxes of $25.0 million for the nine months ended September 30, 2004, included a $51.3 million reversal of the Company’s valuation allowance, of which $44.0 million represented the portion reversed through the effective tax rate for the period and $7.3 million related to the reversal of the valuation allowance on deferred tax assets expected to be realized through ordinary income in years subsequent to 2004. The benefit also included a $14.4 million deferred benefit related to the Azmacort In-process R&D Write-off.
     As of September 30, 2005, the Company had approximately $94.8 million of NOLs available to offset future taxable income. Deferred tax assets as of September 30, 2005, totaled approximately $60.9 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.
Three Months Ended September 30, 2005 and 2004
     The Company’s revenue increased 55.5% to $205.1 million for the three months ended September 30, 2005, from $131.9 million for the same period in 2004. Revenues by product for the three months ended September 30, 2005 and 2004 and the respective change of the 2005 period over the prior year period were as follows:

	Three Months Ended September 30,
		% of		% of	%
	2005	Revenues	2004	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$113.6	55.4	$82.0	62.2	38.5
Advicor	33.0	16.1	27.9	21.1	18.3
Azmacort	19.4	9.5	21.6	16.4	(10.2)
Cardizem LA	28.6	13.9	—	—	N/A
All Teveten	9.8	4.8	—	—	N/A
Other	0.7	0.3	0.4	0.3	75.0

	$205.1	100.0	$131.9	100.0	55.5

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2005 period as compared to the 2004 period, as well as by the Kos commercialization of Cardizem LA and Teveten Products during the three months ended September 30, 2005. Of the $36.7 million increase in Niaspan and Advicor net sales during the three months ended September 30, 2005, $13.0 million resulted from increases in unit volume and $23.7 million resulted from increases in price. Additionally, the 2005 period includes revenue for the Cardizem LA and Teveten/Teveten HCT products, for which commercialization began in May 2005. The increase in Niaspan, Advicor, Cardizem LA and Teveten Products revenue was partially offset by a decrease in Azmacort revenue.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts, as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the three months ended September 30, 2005 and 2004, follows:

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$104.0	64	$16.7	43	$11.5	35	$12.0	37	$2.6	23
Chargebacks	45.8	28	4.9	13	7.6	23	3.5	11	0.2	2
Returns	163.1	100	38.8	100	33.3	100	32.1	100	11.1	100
Discounts	163.1	100	38.8	100	33.3	100	32.1	100	11.1	100

	2004
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$82.7	72	$13.3	39	$8.9	28	N/A	N/A	N/A	N/A
Chargebacks	26.4	23	2.7	8	6.9	22	N/A	N/A	N/A	N/A
Returns	115.2	100	33.8	100	31.4	100	N/A	N/A	N/A	N/A
Discounts	115.2	100	33.8	100	31.4	100	N/A	N/A	N/A	N/A
     The Company had accrual balances related to its managed care and medicaid rebates of $76.2 million and $50.0 million, as of September 30, 2005 and December 31, 2004, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.9 million and $2.8 million as of September 30, 2005 and December 31, 2004, respectively.
     Cost of sales increased 170.8% to $26.0 million for the three months ended September 30, 2005, from $9.6 million for the same period in 2004, primarily as a result of increased unit sales of the Niaspan and Advicor products and by the Kos commercialization of Cardizem LA and Teveten Products. For the three months ended September 30, 2005, cost of sales was approximately 12.7% of net sales, as compared to 7.3% for the same period in 2004. The increase was primarily a result of changes in the product mix, including the impact of the addition of Cardizem LA and Teveten/Teveten HCT to the Company’s product portfolio. The increase was partially offset by the effect of price increases of the Niaspan, Azmacort and Advicor products following the 2004 period.
     The Company’s research and development expenses increased 50.9% to $25.8 million for the three months ended September 30, 2005, from $17.1 million for the same period in 2004. The increased expenses related primarily to increases of $3.2 million principally associated with clinical studies for the Company’s products under development, of $2.6 million in personnel and personnel-related costs, and of $1.2 million associated with formulation costs related to the Company’s products under development. The Company currently expects research and development expenses to increase significantly during the quarter ending December 31, 2005, as a result of the Jerini Licensing Payment.
     Selling, general and administrative expenses increased 63.1% to $98.5 million for the three months ended September 30, 2005, from $60.4 million for the same period in 2004. Within this category, selling expenses increased to $82.3 million for the 2005 period from $49.7 million for the comparable 2004 period. The growth in selling expenses was primarily related to increases of $19.0 million in royalty expenses, of $11.5 million in sales force operating costs in support of the Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, which included costs related to the hiring of approximately 150 sales territory managers from Biovail and of $2.7 million related to marketing efforts to promote the Company’s products. General and administrative expenses increased to $16.2 million for the three months ended September 30, 2005, from $10.7 million for the three months ended September 30, 2004. This increase in general and administrative expenses was primarily related to a $1.8 million charge associated with consultant stock options and of increases of $1.7 million in professional fees and of $2.0 million resulting from the increased operating activities of the Company.

     As previously described, the Company recorded a provision for income taxes of $20.3 million for the three months ended September 30, 2005, as compared to $2.2 million for the same period in 2004. The increase in provision for income taxes was primarily a result of the absence, during the 2005 period, of a benefit of $14.9 million, which represents the reversal of valuation allowance through the effective tax rate for the quarter.
     During the three months ended September 30, 2004, the Company was subject to the terms of the December 19, 2002, $30-million credit facility and the December 21, 1999, $50-million credit facility, with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. The $50-million credit facility matured on June 30, 2005. Interest expense under the Company’s credit facilities totaled $0.3 million for the three months ended September 30, 2004.
     The Company’s net income decreased 14.3% to $36.6 million for the three months ended September 30, 2005, compared with $42.7 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 and 2004
     The Company’s revenue increased 55.3% to $537.8 million for the nine months ended September 30, 2005, from $346.4 million for the same period in 2004. Revenues by product for the nine months ended September 30, 2005 and 2004 and the respective change of the 2005 period over the prior year period were as follows:

	Nine Months Ended September 30,				%
	2005	% of Revenues	2004	% of Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$310.8	57.8	$227.1	65.6	36.9
Advicor	92.5	17.2	77.6	22.4	19.2
Azmacort	72.6	13.5	40.8	11.8	77.9
Cardizem LA	43.4	8.1	—	—	N/A
All Teveten	14.6	2.7	—	—	N/A
Other	3.9	0.7	0.9	0.2	333.3

	$537.8	100.0	$346.4	100.0	55.3

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2005 period as compared to the 2004 period, the full period impact of the commercialization of the Azmacort product, which began in April 2004, as well as the Kos commercialization of Cardizem LA and Teveten Products, which began in May 2005. Of the $130.4 million increase in Niaspan, Advicor and Azmacort net sales during 2005, $75.1 million resulted from increases in unit volume and $55.3 million resulted from increases in price.
     The Company’s revenue for the nine months ended September 30, 2005, was also affected by an accounting change for licensing revenue relative to its international commercialization agreement with Merck KGaA (“Merck”). The Company’s policy with respect to recording licensing revenue resulting from Merck product sales is to record such licensing revenue as the related product sales are generated by Merck. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the quarter ended June 30, 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflected Kos’ continuing obligations relative to the arrangement with Merck, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization (the “Merck Accounting Change”).
     The Merck Accounting Change represents a correction of an accounting error by the Company. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million, or $0.04 per fully diluted share, for the nine months ended September 30, 2005, as well as increased net income by $1.1 million, or $0.02 per fully diluted share, for the nine months ended September 30, 2005. Including the effect of the Merck Accounting Change, the Company recorded $3.0 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the nine months ended September 30, 2005, as compared to $0.7 million for the same period in 2004.

     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts, as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the nine months ended September 30, 2005 and 2004, follows:

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$294.0	65	$48.8	45	$32.1	29	$18.0	37	$3.9	24
Chargebacks	117.6	26	12.8	12	23.0	21	5.5	11	0.4	3
Returns	452.0	100	109.2	100	108.9	100	49.0	100	16.3	100
Discounts	452.0	100	109.2	100	108.9	100	49.0	100	16.3	100

	2004
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$230.2	72	$35.8	40	$15.7	27	N/A	N/A	N/A	N/A
Chargebacks	57.5	18	3.6	4	14.7	25	N/A	N/A	N/A	N/A
Returns	321.5	100	89.9	100	58.0	100	N/A	N/A	N/A	N/A
Discounts	321.5	100	89.9	100	58.0	100	N/A	N/A	N/A	N/A
     Cost of sales increased 110.9% to $55.9 million for the nine months ended September 30, 2005, from $26.5 million for the same period in 2004, primarily as a result of increased unit sales of the Niaspan, Advicor and Azmacort products and by the Kos commercialization of Cardizem LA and the Teveten Products. In 2005, cost of sales was approximately 10.5% of net sales, as compared to 7.7% for the same period in 2004. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort, Cardizem LA and Teveten/Teveten HCT to the Company’s product portfolio and of a $1.3 million write-off of pre-launch inventory of a generic version of Niaspan relating to contingency planning in connection with the possibility of an adverse court ruling or action in the Niaspan patent litigation with Barr, which were partially offset by price increases of the Company’s products.
     The Company’s research and development expenses decreased 8.8% to $82.6 million for the nine months ended September 30, 2005, from $90.6 million for the same period in 2004. The decreased expenses related primarily to the absence, during the 2005 period, of the one-time charge of $38.0 million related to the Azmacort In-process R&D Write-off during the nine months ended September 30, 2004, partially offset by the Triad Write-off of $4 million, the Cardizem LA Combination Product In-process R&D Write-off of $2.8 million and by increases of $8.6 million principally associated with clinical studies for the Company’s products under development, of $6.6 million in personnel and personnel-related costs, and of $4.7 million in medical education programs in support of the Company’s products. The Company currently expects research and development expenses to increase significantly during the quarter ending December 31, 2005, as a result of the Jerini Licensing Payment.
     Selling, general and administrative expenses increased 56.6% to $265.2 million for the nine months ended September 30, 2005, from $169.4 million for the same period in 2004. Within this category, selling expenses increased to $221.1 million for the 2005 period from $142.3 million for the comparable 2004 period. The growth in selling expenses was primarily related to increases of $49.0 million in royalty expenses of $21.3 million in sales force operating costs in support of the Company’s products, which included the hiring of approximately 150 sales territory managers from Biovail, of $4.2 million related to marketing efforts to promote the Company’s products, and of $3.1 million of amortization expense. General and administrative expenses increased to $44.1 million for the nine months ended September 30, 2005, from $27.1 million for the nine months ended September 30, 2004. This increase in general and administrative expenses was primarily related to increases of $4.2 million in personnel and personnel related costs, which included a $1.1 million charge related to the modification of a former employee’s stock options, and of $2.8 million in professional fees, a $2.5 million charge related to consultant stock options, and the absence, during the 2005 period, of a $6.0 million trademark settlement, of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses in the 2004 period.
     As previously described, the Company recorded a provision for income taxes of $46.7 million for the nine months ended September 30, 2005, as compared to a benefit from income taxes of $25.0 million for the same period in 2004. The increase in provision for income taxes was primarily a result of the absence, during the 2005 period, of a $51.3 million reversal of the Company’s deferred tax asset valuation allowance partially offset by a tax benefit of $5.0 million pertaining to qualifying research and development expenses incurred by the Company (estimated tax credits based on a study conducted by the Company during the first and second quarters of 2005).
     Interest expense under the Company’s credit facilities totaled $0.5 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively.
     The Company’s net income increased 2.9% to $91.9 million for the nine months ended September 30, 2005, compared with $89.3 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     At September 30, 2005, the Company had cash and cash equivalents and marketable securities of $322.6 million and working capital of $346.0 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, the acquisition of Azmacort, the rights to Teveten/Teveten HCT and the marketing rights to Cardizem LA.
     Net cash provided by operating activities was $141.7 million during the nine months ended September 30, 2005, compared to net cash provided by operating activities of $137.0 million during the same period in 2004. The increase in net cash provided by operating activities in the 2005 period was primarily a result of the increase in net income adjusted for non-cash items, partially offset by increases in working capital uses of cash. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued expenses, and other liabilities. The net cash provided by operating activities in the 2004 period was primarily a result of net income adjusted for non-cash items and working capital sources of cash. Working capital sources of cash during the 2004 period included decreases in inventories and increases in accrued expenses and other advance payments received on license agreements. These 2004 working capital sources of cash were partially offset by increases in accounts receivable and prepaid and other current assets, as well as a decrease in accounts payable.
     Net cash used in investing activities was $123.7 million during the nine months ended September 30, 2005, compared to $214.0 million during the same period in 2004. The significant decrease in cash used in investing activities during the nine months ended September 30, 2005, related principally to the absence, during the 2005 period, of the $206.1-million purchase of the Azmacort product, which was partially offset by the $110.0-million purchase of intangible assets, the $4.0 million equity investment in Triad and net marketable securities purchases of $1.3 million during the 2005 period.
     During the nine months ended September 30, 2005, net cash provided by financing activities was $44.7 million, compared to net cash provided by financing activities of $14.9 million during the same period in 2004. The increase in net cash provided by financing activities in the 2005 period was primarily related to an increase in cash received from the exercise of stock options during the 2005 period.
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of September 30, 2005. Borrowings, when outstanding, will bear interest at the prime rate (6.75% as of September 30, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.
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
     The Company recorded $0.5 million and $0.9 million of interest expense for each of the nine months ended September 30, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has or has access to an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, its ability to continue to access its remaining credit facility, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA and Teveten/Teveten HCT products, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility, and other events — including the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture products at an economically feasible cost; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require consent under the Additional Standby Facility. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to: increase the amount of the sales of its products, including the success of its relationship with its co-promotion and commercialization partners; respond to competitive pressures from competing therapies for the treatment of cardiovascular, respiratory and other conditions that are the focus of the Company’s products; successfully develop and commercialize new products under development and within expected timeframes; continue its strong financial performance and that of its products; increase its stock price; protect the strength of its patents, including defending against generic entry against its products; protect its trade secrets and trademarks; protect and defend its intellectual property licensing and settlement agreements from potential challenges based on anti-trust and consumer protection law; commercialize its products outside the United States and the success of its relationship with Merck, Oryx Pharmaceuticals, Inc. and Jerini US Inc.; achieve its goals for future sales levels, operating margins, earnings growth, and shareholder value; meet the conditions necessary to obtain funding under its credit arrangement; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include: the continued market acceptance of the Advicor product, the expected continued growth in sales of the Niaspan product, the ability of Kos to continue to build awareness for Niaspan and Advicor within the medical and patient communities, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s co-promotion relationship with Takeda Pharmaceuticals North America, Inc. (“Takeda”) and Duramed, the Company’s ability to commercialize its products outside the United States and the success of its relationship with Merck, Oryx and Jerini, the Company’s ability to avoid the unauthorized re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales territory managers, the Company’s ability to successfully develop and commercialize new products under development and within expected timeframes, the market acceptance of the Azmacort, Cardizem LA and Teveten/Teveten HCT products, the growth in sales of the Azmacort, Cardizem LA and Teveten/Teveten HCT products, the ability of Kos to build awareness of Azmacort, Cardizem LA and Teveten/Teveten HCT within the medical community, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain adequate supply of the Azmacort, Cardizem LA, and Teveten/Teveten HCT products, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its credit arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations, if any, on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents, the effect of conditions in the pharmaceutical industry, the introduction into the market of branded or generic products that compete with the Company’s products, the regulatory environment surrounding branded and generic prescription drugs, and the economy in general, changes in the business and regulation of health care reimbursement, changes in antitrust laws, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA and U.S. and foreign patent and trademark law, tax, antitrust and competition law issues, as well as certain other risks including those set forth above and below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.
Market Acceptance and Sales Growth of Niaspan and Advicor
     The Company’s success depends in large part upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the commercialization of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and lovastatin, a statin-class compound, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the substitution of niacin dietary supplements for its products. Sales could also be affected by competition from the sale of other statin products and other cholesterol therapies. The Company believes that intolerable flushing and potential liver toxicity associated with the currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally either require, in the case of immediate-release niacin, the patient to take niacin several times per day and at high dosages, resulting in multiple flushing episodes, or result, in the case of sustained-release niacin, in potential liver toxicity. Although most patients taking either the Niaspan or Advicor product will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan or Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan or Advicor products or patients may stop taking Niaspan or Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products or any other product incorporating technology similar to that used in the Niaspan or Advicor products also could have an adverse effect on the Company’s ability to maintain and/or obtain regulatory approvals or to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.
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
     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cholesterol therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Companies competing for the sales of the Company’s products boast well-organized direct-to-consumer advertising and strong physician and patient promotional efforts. Further, Advicor is a combination of two well-known cholesterol drugs, niacin and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving all of the major components of cholesterol, it is possible that physicians may not prescribe Advicor because its components are not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Similarly the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, the November 2002 release of Zetia, part of a new class of cholesterol-lowering agents, the September 2003 release of Crestor, a highly powerful statin product, or the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, the increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck/Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca. Merck/Schering-Plough Pharmaceuticals and AstraZeneca are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in reducing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. In late 2004, a new formulation of the fibrate agent Tricor (fenofibrate) was launched by Abbott Laboratories, an agent that primarily affects triglyceride levels, but also increases HDL cholesterol. A new fenofibrate product, Antara, was launched by Reliant Pharmaceuticals, LLC in February 2005. These new agents also pose a competitive threat to Niaspan as they affect the two lipoproteins also impacted by Niaspan. Further, there are at least nine versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cholesterol drugs is often driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.
Integration and Sales Growth of Azmacort
     There can be no assurance that the Company will be able to continue to profitably manage and integrate the Azmacort product into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will continue to achieve the level of revenues that were derived from the sale of such product prior to its acquisition by Kos, or that the Company will continue to achieve its anticipated revenues and earnings. Prior to the acquisition of the Azmacort product by the Company, the product had experienced declining sales levels and increased competition from other products. The failure of the Company to manage the commercialization of the Azmacort product in a way that continues to reverse the declining trend in prescriptions of such product, the failure of the Company to achieve substantial growth in the sales of the Azmacort product, or the failure of the Company to source sufficient quantities of Azmacort from Inyx, could have a material adverse effect on the Company’s business and financial condition.
     In addition, Azmacort may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the product competes. The competitive arena is dominated by Glaxo SmithKline’s Advair, supported by a significantly larger sales force than that which supports Azmacort. In addition, in 2005 the FDA approved Schering-Plough’s new inhaled cortico-steroid agent Asmanex, which has now been marketed in the United States.
Integration and Sales Growth of Cardizem LA and Teveten/Teveten HCT Products
     On May 2, 2005, the Company acquired the rights to the Teveten/Teveten HCT products in the United States, Puerto Rico and the U.S. Virgin Islands and the exclusive sales and marketing rights for Cardizem LA in the United States and Puerto Rico. There can be no assurance that the Company will be able to successfully manage and integrate the Cardizem LA and Teveten/Teveten HCT products into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The integration of these products into the Company’s business may prove to be expensive and time consuming and require significant management attention, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. The Company has employed approximately 150 former-Biovail sales territory managers, in order to promote the Cardizem LA and Teveten/Teveten HCT products. The Company must effectively integrate such sales personnel and motivate and effectively manage an increasing number of employees. There is no guarantee that the Company will be able to successfully integrate these products or sales persons into its operations. Failure of the Company to integrate the products or sales personnel and realize the expected benefits from its acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

     In addition, Teveten/Teveten HCT may prove difficult to successfully sell beyond current levels due to the competitive nature of the market place in which the products compete. The competitive arena is dominated by large players such as Novartis Pharmaceuticals Corp. (Diovan), Merck & Co., Inc (Cozaar), Astra Zeneca Pharmaceuticals LP (Atacand) and Bristol Myers Squibb Company (Avapro), all of whom have large sales organizations to support their products. In addition, newer products such as Benicar, supported by the combined efforts of Sankyo Pharma and Forest Pharmaceuticals, Inc. have also recently entered the market utilizing significantly sized sales forces and strong marketing messages.
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
     In general, the U.S. Patent and Trademark Office (“PTO”) patents and patent applications owned by or licensed to Kos are directed to formulations and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use or composition patents owned by or licensed to Kos, off-label or dietary supplement sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.
     The PTO has issued U.S. Patent numbers 6,129,930, 6,080,428, 6,469,035, 6,406,715, 6,676,967, 6,746,691 and 6,818,229 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.

     The Company has received patents and has filed patent applications covering technologies pertaining to propellant-driven aerosol formulations that do not contain chlorofluorocarbons. The Company is aware that certain European and U.S. patents have been issued with claims covering products that contain certain propellant-driven aerosol formulations that do not contain chlorofluorocarbons. It may be argued that certain or all of the Company’s aerosol products under development may use a formulation covered by such European or U.S. patents. If that is shown to be the case, the Company would be prevented from making, using or selling such products unless Kos obtains a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid in Europe or invalid or unenforceable in the United States. The Company’s development of products that may be covered by such patents and its failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on the Company’s business, operating results and financial condition.
     Certain of the Company’s marketed products are covered by one or more patents that are identified and listed with the FDA. Under provisions of the Hatch Waxman Act, 21 USC 1 et seq., a company that desires to sell a generic version of one of the Company’s marketed products may file an ANDA with the FDA. In that application, the generic company may indicate that it will not sell a generic version of the Company’s marketed product until the patent(s) covering the marketed products expire, or that the generic manufacturer believes that the patent(s) listed by the Company are invalid, unenforceable or would not be infringed by the proposed generic product. This may result in costly and time consuming patent infringement litigation to defend the patent(s) covering the Company’s marketed product or, if no such patent litigation is brought or if the patent(s) are deemed invalid, unenforceable or not infringed, the introduction of a generic version of the Company’s marketed products prior to the expiration of the patent(s) covering the Company’s marketed products, which could have a material adverse effect on the Company’s business. In addition, settlement of patent litigation may entail costly and time consuming administrative review by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division, pursuant to mandatory notification under Section 1112(a) of the Medicare Prescription Drug Improvement and Modernization Act of 2003, and may include agency investigation and potential civil or administrative litigation.
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
     Patents relating to certain of the Company’s marketed products are owned by third parties. The Company relies on such third parties to enforce the validity of the patents and defend any infringements on the patents. If the third parties do not enforce the patents, the Company would be unable to prevent possible infringements on the patents and may be unable to prevent other companies from introducing similar generic products into the marketplace. Failure by the third parties to enforce the patents relating to the Company’s marketed products may have a material adverse effect on the Company’s business, operating results and financial condition.
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, or alternatively that those patents were invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
     On August 10, 2005, a lawsuit against Andrx in Biovail’s name was commenced in the United States District Court for the District of Delaware. The complaint averred that Andrx’s filing of its ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA (“Amended ANDA”), on October 14, 2005, a second complaint was filed in Biovail’s name (Civil Action No. 05-730) in the United States District Court for the District of Delaware. The complaint averred that Andrx’s Amended ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     If the patents relating to Cardizem LA are invalid, unenforceable or not infringed, the Company and Biovail would be unable to prevent Andrx from producing and marketing a generic version of the Cardizem LA product, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business, operating results and financial condition. The Company and Biovail would also be unable to prevent other companies from introducing similar generic products into the marketplace.

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
     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its products to meet the demands of its customers, or to fulfill orders from its international marketing partners. The Company’s failure for any reason to manufacture and supply sufficient quantities of its products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. Although the Company is currently in late stage discussions with a contract manufacturer for certain of its products, the Company does not currently have a qualified backup manufacturing capability with a third party, other than pursuant to the Barr License and Manufacturing Agreement.
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
     On March 31, 2005, Inyx, Inc. acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., an affiliate of Aventis Pharmaceuticals Inc., that had previously agreed to a five-year manufacturing commitment to produce Azmacort for the Company. In connection with this acquisition, the Company and Inyx agreed to, among other things, a new ten-year term to produce Azmacort for the Company. The Company relies solely on Inyx to manufacture and supply adequate quantities of the finished Azmacort product, and the Company cannot provide any assurances that Inyx will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and Inyx is inexperienced in its production. Moreover, the production of Azmacort requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort product to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Inyx, or Inyx’s suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Inyx may not be able to supply the Company with sufficient quantities of the finished Azmacort product.
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
     Any interruption of supply, for any reason, of the finished Azmacort, Cardizem LA, or Teveten/Teveten HCT products to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.
Inclusion of Niaspan in the New Medicare Prescription Drug Program
     The Company is in discussions with the Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services (“CMS”) to include Niaspan in the new Medicare prescription drug program (commonly known as Part D of the Medicare program) that will be implemented beginning in January 2006. The drug is currently on health care plan formularies but CMS has indicated an intent to deny reimbursement for the drug based on its initial determination that Niaspan is a “prescription vitamin.” Following that CMS decision, the Company sought FDA approval of revised Niaspan package insert and labeling language to correctly define Niaspan as a therapeutic agent used in the treatment of dyslipidema and to clarify that Niaspan is not a “prescription vitamin”. The FDA expedited the decision-making process and approved the Company’s label change and product insert change request. CMS has been advised of the FDA approval and the Company is now engaged in on-going discussions with CMS to secure reimbursement for Niaspan under Part D of the Medicare program. There is no guarantee that the Company will be able to successfully secure reimbursement for Niaspan under the new Medicare prescription drug program. Failure of the Company to secure reimbursement for Niaspan under the new Medicare prescription drug program could have a material adverse effect on the Company’s business, operating results and financial condition
Wholesaler and Distributor Buying Patterns
     Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of Kos’ wholesalers and distributors may vary from time to time principally as a result of pricing or seasonality. Although Kos attempts to match shipments with end-user demand, which is reflective of prescriptions for its marketed products, wholesalers may accumulate inventory in one quarter and limit product purchases in subsequent quarters, which could have a material effect on Kos’ financial condition, cash flows and results of operations.
     During the last few years, in an effort to minimize the fluctuation of wholesaler and distributors’ buying patterns, the pharmaceutical industry has been driving towards establishing inventory management agreements (“IMA’s”) between the manufacturers and their wholesalers and distributors.
     Through September 30, 2005, Kos has not operated under IMA’s with any of its wholesale or distribution customers. Kos believes, however, that it has employed a disciplined methodology to approximately match patient demand for its marketed products to product shipments made to its wholesale and distribution customers, despite the fact that orders by wholesalers have been significantly higher than shipments made. Nevertheless, the Company has recently entered into an IMA with one of its major wholesalers and distributors and is currently in negotiations with two of its other most significant wholesale and distribution customers. The Company believes it is beneficial to enter into IMA’s to establish specified levels of product inventory to be maintained by its direct customers and to obtain more precise information as to the level of Kos product inventory available throughout the product distribution channel. The Company will also consider negotiating similar agreements with certain of its other wholesalers and distributors. These IMA’s could impose additional costs or revenue deductions on Kos. The Company’s ability to enter into additional mutually beneficial IMA’s is dependent, among other things, on its ability to negotiate acceptable agreement terms with its customers, and on the commercial success of its products. There can be no assurances that the Company will be able to successfully negotiate and enter into additional IMA’s on terms acceptable to Kos with all of its other wholesale customers. If IMA’s cannot be successfully negotiated with some or all of its wholesale customers, the Company may not be able to maintain existing product wholesale distribution arrangements without an active IMA and the Company’s product distribution channel, revenues, profits and cash flows may be disrupted. The Company may also be forced to reduce the number of its wholesale customers to those willing to continue distributing the Company’s products through existing wholesale distribution arrangements, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. Even if the Company is successful in entering into mutually beneficial IMA’s, the Company cannot be certain that the IMA’s will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory, or that inventory levels will match end-user demand. If speculative purchasing does occur or if purchases do not match actual end-user demand, the Company’s business, cash flows and results of operations may also be adversely affected.
Investigation by Federal and State Agencies
     The Company is subject to the jurisdiction of various federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. In February 2005, Kos learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of Kos’ marketing and sales practices. In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served a grand jury subpoena on Kos. The subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the subpoena and continues to provide the government with additional responsive documents. Kos has also engaged outside counsel to assist it in conducting its own internal investigation of its marketing and sales practices. The investigation is on-going. Allegations have been made of incidences of potentially improper marketing/sales practices. Kos is investigating these allegations through outside counsel to determine whether they are true. Penalties, if warranted could range from civil and/or criminal fines to exclusion from federal healthcare programs, and could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place that are designed to maintain compliance with regulatory requirements, there can be no assurance that such compliance measures are sufficient or that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.

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
     As of September 30, 2005 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, or alternatively that those patents were invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
     On August 10, 2005, a lawsuit against Andrx in Biovail’s name was commenced in the United States District Court for the District of Delaware. The complaint averred that Andrx’s filing of its ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by the Amended ANDA, on October 14, 2005, a second complaint was filed in Biovail’s name (Civil Action No. 05-730) in the United States District Court for the District of Delaware. The complaint averred that Andrx’s Amended ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     If the patents relating to Cardizem LA are invalid, unenforceable or not infringed, the Company and Biovail would be unable to prevent Andrx from producing and marketing a generic version of the Cardizem LA product, which could be sold at prices lower than those charged by the Company. This would have a material adverse effect on the Company’s business, operating results and financial results. The Company and Biovail would also be unable to prevent other companies from introducing similar generic products into the marketplace.
     In addition, the Company is subject to the jurisdiction of various federal regulatory and enforcement departments and agencies, such as the U.S. Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance. In February 2005, Kos learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, in conjunction with the U.S. Department of Justice, is conducting an investigation of Kos’ marketing and sales practices. In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served a grand jury subpoena on Kos. The subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the subpoena and continues to provide the government with additional responsive documents. Kos has also engaged outside counsel to assist it in conducting its own internal investigation of its marketing and sales practices. The investigation is on-going. Allegations have been made of incidences of potentially improper marketing/sales practices. Kos is investigating these allegations through outside counsel to determine whether they are true. Penalties, if warranted could range from civil and/or criminal fines to exclusion from federal healthcare programs, and could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has compliance measures in place that are designed to maintain compliance with regulatory requirements, there can be no assurance that such compliance measures are sufficient or that employees will not deviate from the Company’s policies and legal requirements in such a way that it could have a material adverse effect on the Company.
     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.

Item 6 — Exhibits
      (a) Exhibits

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3+	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(3)	Form of Common Stock certificate of the Company.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

+	As a result of a clerical error, the Amended and Restated Bylaws of the Company filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2005 were not the correct bylaws of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.
Date: November 9, 2005	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Juan F. Rodriguez
Juan F. Rodriguez, Senior Vice President,
Controller and Corporate Administration, Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.3+	Amended and Restated Bylaws of the Company.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Juan F. Rodriguez, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.

+	As a result of a clerical error, the Amended and Restated Bylaws of the Company filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2005 were not the correct bylaws of the Company.