Form 10-K
period 2005-12-31
KOS PHARMACEUTICALS INC
filed 2006-03-16
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of Kos Pharmaceuticals, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of June 30, 2005: $1,411,292,351.
     Number of shares of Common Stock of Kos Pharmaceuticals, Inc. issued and outstanding as of March 6, 2006: 46,943,617.
Documents Incorporated by Reference
Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

Niaspan®, Advicor®, Teveten®, Teveten HCT and Azmacort® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.

Cardizem® LA is a registered trademark of Biovail Laboratories International SRL.

PART I
ITEM 1. BUSINESS.
     As used in this Form 10-K, “Kos Pharmaceuticals”, “Kos”, “we”, “us”, “our”, or the “Company” refer to Kos Pharmaceuticals, Inc. and all of its subsidiaries taken as whole.
     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own sales force and co-promotion partners in the United States, through its commercialization partner in Canada and through its commercialization partner and license arrangements outside of the United States, Canada and Japan.
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
     On February 7, 2005, Kos announced that it had made an initial $4.0 million equity investment in Arisaph Pharmaceuticals, Inc. (“Arisaph”), formerly Triad Pharmaceuticals, Inc., a privately held drug discovery and design pharmaceutical company focused on developing molecules for cardiovascular disorders, diabetes and cancer. The investment in Arisaph is expected to total $8.0 million. This equity investment builds on Kos’ existing sponsored research arrangement with Arisaph, pursuant to which Arisaph is designing and synthesizing certain new chemical entities to potentially regulate HDL, (the “good” cholesterol) and atherosclerosis. This alliance with Arisaph is expected to broaden Kos’ research and development efforts to include the discovery and synthesis of new chemical entities in a cost-effective way.
     The equity investment in Arisaph consists of two $4.0 million tranches, with the second $4.0 million investment in Arisaph to be made by August 1, 2006, if Arisaph achieves specified milestones relating to its research and development activities. Upon completion of the additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, Kos would have an approximately 24% fully diluted ownership interest in Arisaph. Additionally, the principal stockholder of Arisaph, which is a limited partnership (the “Arisaph Limited Partnership”) formed by Mary Jaharis, the wife of Michael Jaharis, the principal stockholder and Chairman Emeritus of Kos, is investing an additional $8.0 million on similar terms and conditions as the Kos investment as part of a $16.0 million round of financing for Arisaph. The Arisaph Limited Partnership currently owns, or has the right to vote, approximately 47% of the outstanding common stock of Arisaph on a fully diluted basis. Upon completion of the Arisaph Limited Partnership additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, the Arisaph Limited Partnership would own, or have the right to vote, approximately 42% of the fully diluted ownership interest in Arisaph. As part of the investment, Kos is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has also appointed Dr. Ralf Rosskamp and Dr. Marvin F. Blanford, officers of the Company, to the Arisaph Board. Michael Jaharis, Steven Jaharis, Kevin T. Ferro, and Robert Baldini, directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors. In connection with the closing of the initial investment in Arisaph, Christopher P. Kiritsy, Kos’ former Executive Vice President, Corporate Development and Chief Financial Officer, accepted the position of President and Chief Executive Officer of Arisaph and resigned as Executive Vice President, Corporate Development and Chief Financial Officer of Kos effective on May 20, 2005.

     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (the “Barr Settlement and License Agreement”, and collectively, the “Barr Agreements”) with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc. (“KLS”), a wholly-owned subsidiary of Kos, certain quantities of Niaspan and Advicor tablets, under or pursuant to Barr’s Abbreviated New Drug Applications (“ANDAs”) as and when approved, and granted KLS a license to use, market and sell, at a future date, Barr’s versions of the Company’s Niaspan and Advicor products, as and when approved, in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current Good Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch a generic version of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire KLS patent. Pursuant to the Duramed Co-promotion Agreement, Duramed Pharmaceuticals, Inc. (“Duramed”), an affiliate of Barr, promotes the Company’s Niaspan and Advicor products to physicians who mostly specialize in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps.
     On May 2, 2005, KLS entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, Kos acquired the rights to the Teveten® (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem® LA (diltiazem hydrochloride) product in the United States. The Company began recording revenue for sales related to the Teveten Products and Cardizem LA in May 2005.
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation had filed with the United States Food and Drug Administration (“FDA”) an ANDA that would, if approved, allow Andrx Corporation to market a generic version of the Cardizem LA product. On August 10, 2005, a lawsuit alleging patent infringement against Andrx Pharmaceuticals, L.L.C. and Andrx Corporation (collectively “Andrx”) in Biovail’s name was commenced in the United States District Court for the District of Delaware (“Delaware District Court”). Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA, on October 14, 2005, a second complaint alleging additional patent infringement was filed in Biovail’s name in the Delaware District Court. These two civil actions have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and the trial is scheduled for April 9, 2007. These dates, however, may change.
     On November 2, 2005, the Company announced the appointment of Mr. Kevin P. Clarke to the position of Executive Vice President and Chief Financial Officer. Mr. Clarke succeeded Mr. Juan F. Rodriguez, who served as Interim Chief Financial Officer following Mr. Kiritsy’s departure, and who will continue to serve in the capacity of Senior Vice President, Controller and Corporate Administration.
     On November 6, 2005, KLS entered into an exclusive Collaboration and License Agreement (the “Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development,

marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million (the “Jerini Investment”).
     The Company’s cardiovascular and metabolic products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices. The Company believes that substantial market opportunities exist for developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety advantages (such as reduced side effects) or patient compliance advantages (such as once-a-day rather than multiple daily dosing regimens) compared with existing formulations of such products. Kos believes that its core strategy of developing proprietary products based on currently approved drugs, rather than new chemical entities, may reduce regulatory and development risks and, because physicians are generally familiar with the safety and efficacy of such products, may facilitate the commercialization of such products. All of Kos’ products currently under development require new drug or supplemental new drug application filings (“sNDA”) with the FDA. Although new drug application filings are more expensive and time consuming than abbreviated new drug applications, products that require a new drug application approval offer several advantages compared with generic products, including the potential for higher gross margins, limited competition resulting from significant clinical and formulation development challenges, potential for data exclusivity, and potential for up to thirty-months exclusivity protection from generic competition.
Kos’ Business Strategy
     The Company’s core business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety or patient compliance advantages compared with existing formulations of such products. Kos has also begun to gradually broaden its business strategy to involve greater measured investments and focus on the research and development of new chemical entities, with an initial focus in the area of modulators of HDL cholesterol, treatments for atherosclerosis and gastric retention technology.
     The core elements of Kos’ current business strategy are as follows:
(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing the awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular, metabolic and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	make measured investments in new chemical entity research through sponsored research programs, scientific in-licensing and corporate development activities;

(v)	manage internally the clinical development of its products, or where necessary or prudent, using contract research organizations;

(vi)	manufacture its products internally, or where necessary or prudent, through its partners or using a third party manufacturer;

(vii)	market its products directly through the Company’s sales forces, which Kos may supplement with one or more contract sales organizations or other partners and through co-promotion and other strategic alliances, to extend the marketing reach of the Company to new patients; and

(viii)	leverage its core competencies through corporate and academic alliances.
Marketed Products
Niaspan
     On July 28, 1997, the Company received clearance from the FDA to market Niaspan for the treatment of mixed lipid disorders. Niaspan is the only once-a-day prescription formulation of an extended release niacin product marketed in the United States for the treatment of mixed lipid disorders. Kos began commercializing Niaspan in the United States in September 1997. In November 2003, the Company’s European marketing and distribution partner, Merck KGaA, launched the sale of Niaspan in the United Kingdom. With this launch and the December 2003 completion of the then European Union’s Mutual Recognition Procedure (“MRP”), Niaspan has been registered in a total of 14 European markets, including such other markets as France, Germany, Austria, Ireland, Belgium and the Netherlands. The product has now been launched in 11 of these countries. Merck KGaA and Kos also plan to initiate a Repeat Use MRP for the additional European countries that were added to the European Union in 2004. In addition, Niaspan has been approved in other countries outside the European Union, including Lebanon and certain Latin American countries. On August 20, 2003, Kos announced an exclusive development and commercialization agreement with Oryx Pharmaceuticals, Inc. (“Oryx”), for the commercialization of Niaspan and Advicor in Canada. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Advicor and Niaspan following receipt of marketing authorization for such products in Canada. Niaspan received marketing approval in Canada in March 2005.
     Niacin, the active ingredient in Niaspan, is recognized by the National Institutes of Health and the American Heart Association as an effective agent for the treatment of multiple lipid disorders, including elevated low-density lipoprotein cholesterol, commonly referred to as LDL or “bad” cholesterol, total cholesterol, triglycerides and, in particular, depressed high-density lipoprotein cholesterol, commonly referred to as HDL (or “good” cholesterol). Based principally on the results of the Company’s clinical studies evaluating Niaspan, as well as other long-term interventional studies evaluating niacin for the reduction of coronary events, Niaspan is indicated for the following: (i) to reduce elevated total cholesterol, LDL cholesterol, and apolipoprotein B, and increase low HDL cholesterol; (ii) in combination with lovastatin, for treatment of low HDL cholesterol or elevated triglycerides, or for further lowering of LDL cholesterol; (iii) to reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iv) to reduce elevated total and LDL cholesterol when used in combination with a bile-acid binding resin, which is a different class of drugs that reduces bad cholesterol; (v) to reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (vi) to promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. In addition, the FDA-approved prescribing information for Niaspan references its ability to significantly reduce lipoprotein (a), which is an independent risk factor for coronary heart disease, although no studies have been conducted showing the clinical benefits of exclusively lowering levels of lipoprotein (a).
     During the last few years, researchers have established through several long-term clinical outcome studies with statins that reducing LDL cholesterol results in approximately a 30%-35% reduction in cardiac events, such as nonfatal heart attacks and cardiac death. Such studies, however, also have revealed that despite a significant reduction in LDL cholesterol levels, approximately two-thirds of cardiac events were not avoided when compared with placebo, suggesting that there may be other lipid risk factors that contribute to morbidity and mortality in such patients. Accordingly, throughout this period, considerable scientific evidence has continued to emerge showing that many lipid risk factors contribute to coronary heart disease and, in particular, that niacin has powerful utility in addressing such multiple cholesterol disorders.
     A study published in the August 1999 issue of The New England Journal of Medicine and conducted by the United States Department of Veteran Affairs showed that raising HDL cholesterol with a fibrate reduced significantly the incidence of morbidity and mortality. Specifically, the trial results showed that even a 6% increase in HDL resulted in a 22% reduction in the incidence of coronary heart disease death and nonfatal heart attacks and a 26% reduction in stroke in patients with coronary heart disease who had depressed levels of HDL, but normal levels of LDL and triglycerides. The HATS Study, another study published in the November 2001 issue of The New England Journal of Medicine, concluded that the combination of statin and niacin therapy was strikingly favorable in treating coronary heart disease patients, slowing progression of atherosclerosis and reducing cardiac events by up to 90%. The results from these studies are consistent with conclusions from previous epidemiological studies demonstrating that for each 1% increase in HDL cholesterol, the risk of developing coronary heart disease decreases by 2% to 3%, whereas a 1% decrease in LDL cholesterol results in only a 1% decrease in coronary heart disease risk. Consequently, Kos believes that agents that further increase HDL cholesterol could potentially improve the benefits with respect to morbidity and mortality.
     In late 2004, the results of a double-blinded, placebo-controlled clinical study referred to as ARBITER 2, conducted by the Walter Reed Army Medical Center, showed that the combination of Niaspan and a statin slows atherosclerosis progression 68% more than statin monotherapy as measured by plaque build-up in the carotid artery. Additionally, the patients treated with the combination of Niaspan and statin had 60% fewer coronary events compared with a statin alone, suggesting a favorable trend in this important clinical outcome measure. Plaque, the hard substance that forms inside arterial walls and increases heart disease risk, continued to progress in patients treated only with statin therapy over the course of a year. Researchers attributed the reduction in event rate and slowing of atherosclerosis in the Niaspan/statin group to the significant changes in HDL cholesterol and triglyceride levels experienced by those patients. ARBITER 2 is the first study to demonstrate the “incremental, independent” effect of adding an HDL-raising therapy to a statin in slowing the progression of atherosclerosis compared with a statin alone. In addition to these guidelines, in February 2004, the American Heart Association issued guidelines regarding the prevention and treatment of cardiovascular disease in women. These February 2004, guidelines encourage women to maintain an HDL cholesterol level above 50mg/dL, increasing the number of women at risk from low HDL cholesterol by a factor of about 3, to approximately 28 million women in the United States.
     During 2005, Kos also continued to benefit from the revised guidelines established by the expert panel of the National Cholesterol Education Program and published in the May 2001 edition of the Journal of the American Medical Association, and from the update to these guidelines published in the July 2004 edition of “Circulation”. These revised guidelines not only emphasize the importance of aggressively treating LDL cholesterol, but also advocate treating lipid abnormalities beyond LDL cholesterol. Specifically, the revised National Cholesterol Education Program guidelines increase the threshold for defining low HDL cholesterol from 35 to 40 mg/dL, and lower the thresholds for triglyceride classifications to give more attention to moderate disorders. Moreover, these National Cholesterol Education Program guidelines raise the cardiac risk levels for people with diabetes to the equivalent of people with coronary heart disease. Finally, the expert panel increased its estimate of the number of patients who should be taking cholesterol modifiers to 36 million patients (of whom only 13 million patients are currently taking such medications), an almost three-fold increase since the previous guidelines were first published in 1993. The update to the guidelines published in 2004 recommend a new optional LDL-C goal of < 70 mg/dL in patients at very high risk and emphasize the need to treat low HDL-C and high triglycerides.

     In November 2005, at the American Heart Association annual scientific sessions, results were reported from ARBITER 3, the 1-year extension to ARBITER 2. In ARBITER 3, patients randomized to receive placebo in ARBITER 2 were treated with Niaspan 1000 mg, while continuing their statin. Patients randomized to receive Niaspan 1000 mg on top of a statin in ARBITER 2 continued their treatment for another year. Results showed that patients treated with the combination of Niaspan 1000 mg and a statin had regression (reversal) of carotid wall thickening as determined by ultrasound (commonly used index of cholesterol plaque burden in the arteries). At this same meeting, results were also reported from a study with revD4F, one of the first products to emerge from Kos’ drug discovery efforts, in collaboration with Arisaph and other extramural research centers, to find new agents to raise HDL cholesterol or to affect atherosclerosis. Study results showed that orally-administered revD4F, a synthetic fragment of the HDL-associated protein known as apolipoprotein A-I, was capable of reversing cholesterol plaque formation in a mouse model of atherosclerosis.
     In February 2006, the Company announced the top-line results from a tolerability study with an optimized formulation of the Company’s Niaspan product (“Niaspan MF”). Niaspan MF is one of the first products to emerge from a dedicated research and development program designed to further enhance the tolerability profile of Niaspan products by taking advantage of Kos’ expertise in formulation development. In a study designed to provoke flushing, 156 patients received a single dose of Niaspan MF 2000 mg, regular Niaspan 2000 mg, or placebo in a 3-way crossover design. In this study, Niaspan MF showed a significantly improved (p<0.0001) overall flushing profile compared to commercialized Niaspan, with a 42% reduction in severity, and a 43% reduction in duration of flushing. Significant reductions in flushing severity and duration were achieved in the absence of aspirin or other NSAID co-administration, which is often recommended to mitigate flushing during the first weeks of therapy when the side effect is most likely to occur.
     In February 2006, top-line results were also reported from COMPELL, a 12-week, randomized, multicenter, open-label Phase IV study in 292 patients comparing the efficacy of combination therapy with Niaspan and low to moderate doses of Lipitor and Crestor against moderate to high dose Crestor and Zocor/Zetia (sold as the fixed-dose combination tablet, Vytorin). Study results showed that, for LDL, all treatments were equivalent in their ability to lower LDL, achieving ~50% or greater lowering in LDL. However, both Niaspan combinations achieved greater (2.5 – 3.5 fold) increases in HDL, and greater reductions in triglycerides and lipoprotein (a) compared to the other two treatment arms.
     The Company currently markets Niaspan in the U.S. primarily to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. Such “lipid-management specialists”, whose primary focus is on treating the 14 million Americans who are estimated by the American Heart Association to have coronary heart disease, consist principally of cardiologists, endocrinologists, internists and increasingly, primary care physicians. Of the 14 million Americans estimated to have coronary heart disease, about 40% have low levels of HDL cholesterol as their primary lipid abnormality. Kos believes that patients with low HDL or multiple lipid disorders would benefit from Niaspan therapy. Many such patients are candidates for combination therapy using principally an HMG-CoA reductase inhibitor, or “statin”, to reduce LDL combined with Niaspan to raise HDL, lower triglycerides, and enhance the statin’s LDL efficacy. Since the launch of Niaspan, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event. During 2005, about 72% of the approximately 20,000 prescribing cardiologists present in the United States cardiovascular market prescribed Niaspan and in the last two years more than 170,000 physicians have prescribed Niaspan at least once. In 2005, Niaspan was prescribed by 96% of the top 6,000 lipid product prescribing cardiologists.
     In addition to a larger field sales force (particularly as supplemented by the addition of approximately 180 employees, mainly territory managers, acquired in the Biovail transaction), including the sales force provided under Kos’ co-promotion and commercialization agreements with Takeda Pharmaceuticals North America, Inc. (“Takeda”), Duramed, Oryx and Merck KGaA, Kos continued to increase its promotional commitment to Niaspan during 2005. Such promotional efforts consist of investments in medical education, symposia, and expert advisory boards to establish the importance of modulating multiple lipid risk factors in an effort to thwart coronary heart disease. The continued investment in the product is expected to add awareness and expand usage by targeted physicians.
     In addition to promoting Niaspan as the drug of choice to treat HDL cholesterol and multiple lipid disorders, Kos informs physicians as to the manner in which Niaspan achieves its safety and efficacy profile. This marketing initiative is implemented through direct office visits with selected, targeted physicians, medical journal reprints, medical seminars, and clinical discussion groups. The Company also educates patients on the benefits and proper use of Niaspan through brochures and product sample packs. Information delivered by Kos to physicians and patients includes a discussion about the potential flushing side effects of Niaspan, including the importance of a proper dose titration and adherence to the prescribed dosing regimen to reduce this side effect. Although most patients taking Niaspan will flush occasionally, Kos believes that the combination of Niaspan’s formulation, its patented dosing regimen, and proper dose titration should result in an acceptable frequency of flushing episodes tolerable for most patients. Niaspan’s patented dosing regimen provides for the drug to be taken once-a-day at night; therefore, any flushing episodes will normally occur while the patient is sleeping. The Company believes that flushing during the night will not cause the discomfort or embarrassment that often accompanies the multiple daytime flushing episodes that occur with immediate-release niacin.
Advicor
     On December 17, 2001, Kos received approval from the FDA to market Advicor tablets. The approval of Advicor marked the first time that the FDA had approved a combination product for the safe and efficacious treatment of cholesterol disorders. Kos began detailing Advicor to physicians on January 28, 2002. Additionally, pursuant to the agreement with Oryx, Advicor received marketing approval in Canada in August 2005. Advicor is a single tablet formulation containing Niaspan and lovastatin. Kos believes that a once-a-night tablet with the combined complementary properties of Niaspan and lovastatin represents an effective method for treating patients with mixed lipid disorders.
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
     The launch of Advicor in January 2002, was supported not only by the significant inroads made in educating the medical community about the importance of treating multiple lipid disorders, but also by the increasing scientific evidence showing that many lipid risk factors contribute to coronary heart disease. Kos contributed to the advancement of such scientific data by sponsoring a Phase IV clinical study, known as ADVOCATE, that compared the potency of Advicor with the two best-selling statins, Lipitor and Zocor, in modulating multiple lipid risk factors. The results of this 316-patient study were presented at the March 2002, meeting of the American College of Cardiology and published in the March 15, 2003, issue of the American Journal of Cardiology, and showed that Advicor’s LDL efficacy is comparable to the leading statin drugs while its efficacy in other lipid parameters is superior. Specifically, patients receiving 1000mg/40mg of Advicor showed reductions in LDL, triglycerides and lipoprotein (a) of 39%, 30% and 16%, respectively, while experiencing increases in HDL of 20%. In comparison, patients receiving 10mg of atorvastatin, exhibited a 38% and 15% reduction in LDL cholesterol and triglycerides, respectively, while experiencing increases in HDL of only 3% and an undesirable increase in lipoprotein (a) of 5%. During 2002, Kos completed the IMPACT Study with a focus on safety, which included about 5,000 patients and 1,000 doctors. The results of this study showed less than 0.5% incidence in elevated liver functions tests and no drug-related myopathy events were reported. The data from these two studies provide compelling evidence of the safety and efficacy of Advicor to offer physicians a convenient single tablet therapy when the individual components have not achieved the desired therapeutic response for treating patients with multiple lipid disorders.
     During 2004, the results of a study analyzing the impact of the Advicor product in patients with metabolic syndrome (which is a group of health risk factors, such as low HDL, high blood pressure, and elevated blood sugar, that put patients at greater risk of heart disease), illustrated that Advicor is safe and effective for treating the cholesterol disorders commonly associated with this disorder. This is of particular importance because about 47 million adult Americans have metabolic syndrome. Kos believes that the results of this study expand the treatment options available to physicians when treating patients that have conditions similar to metabolic syndrome and also have cholesterol disorders.
     As with Niaspan, Kos markets Advicor in the United States primarily to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. Through its partnership with Takeda, the Company promotes Advicor to an additional 50,000 physicians, most of whom are primary care physicians who treat lipid disorders. Through its partnership with Duramed, the Company promotes Advicor to over 7,000 physicians, most of whom specialize in women’s healthcare. The Company believes that patients requiring treatment for primary hypercholesterolemia or mixed dyslipidemia who require additional lipid modification for LDL and HDL cholesterol and triglycerides, beyond that achieved by the individual drug components, would benefit from Advicor therapy. Kos also believes that this patented once-a-night product will offer improvements in patient compliance compared with taking each component of the drug independently under its recommended dosing regimen. Moreover, based on market research and on historical Niaspan prescribing trends, Kos has found that many lipid specialists are receptive to using combination therapy to treat their refractory patients in order to address all of the lipids that may contribute to a coronary event.
     Because Niaspan is one of the two active ingredients in Advicor, most patients taking Advicor will flush occasionally. As with its promotional and educational efforts for Niaspan, Kos strives to educate patients and physicians about the benefits and proper use of Advicor. These efforts are mostly conducted through office visits with selected physicians, medical journal reprints, medical seminars and clinical discussion groups. The Company also educates patients on the benefits of and proper use of Advicor through brochures and product samples. Consequently, Kos believes that its patented dosing regimen and proper dose titration should help to better control flushing episodes for most patients. Further, because Advicor, like Niaspan, is also taken once-daily at night, any flushing episode should occur while the patient is sleeping, thereby avoiding the discomfort and embarrassment that accompanies the multiple daytime flushing episodes that occur with other niacin preparations.
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

Azmacort
     On March 31, 2004, Kos and Aventis signed the Aventis Agreements enabling Kos to acquire global rights to Azmacort which is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Azmacort can be used for mild-to-moderate asthma patients and is the only drug in its class to incorporate a built-in spacer device, which improves the delivery of the medicine to the lung, thereby making it easier to coordinate the spray with breathing, while reducing local side effects. Azmacort has more cumulative patient days of therapy in the United States than any other inhaled corticosteroid, and it has developed a strong patient allegiance over the last 20 years.
     To acquire the rights for the currently marketed chlorofluorocarbon (“CFC”) propellant Azmacort product and the rights to an environmentally safe hydrofluoroalkane (“HFA”) propellant product currently under development, Kos paid $206.1 million in cash and agreed to pay a royalty to Aventis on future sales of its HFA triamcinolone product upon commercialization. Pursuant to the Azmacort Supply Agreement, Aventis was responsible for the manufacture and supply of the CFC propellant Azmacort product for commercial sale by Kos for at least five years following the date of the Azmacort product’s acquisition from Aventis. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis affiliate responsible for the manufacture of Azmacort, and agreed, among other things, to produce and supply Azmacort to Kos for a period of ten years.
     The acquisition of Azmacort represents the first commercial product for Kos’ respiratory franchise and an entry into the large and growing respiratory disease market, which is one of the fastest growing pharmaceutical markets with sales exceeding $15 billion a year. This market is attractive to Kos because of the future sales potential of Azmacort, partly resulting from the complexity of developing and manufacturing respiratory products. The market for asthma products in the United States was about $9.4 billion in 2005 and grew 15% from 2004. According to the American Lung Association, an estimated 20 million Americans, or about 7% of the population, were diagnosed with different forms of asthma in 2003 and close to 12 million had an asthma attack in the past year. This disease accounts for about 24.5 million lost workdays for adults, and incurs an estimated annual economic cost of approximately $16 billion to our nation.
     Kos’ respiratory activities commenced in 1993 with the purchase of Aeropharm Technology, Inc. (now Aeropharm Technology, LLC), which was subsequently complemented by Kos’ acquisition of IEP Group, Inc. (now IEP Pharmaceutical Devices, LLC), a biomedical design and engineering company focused on developing innovative, ergonomic, proprietary inhalation devices. Leveraging the expertise of an inhalation research and development staff of 38 scientists, Kos has developed, and is in the process of developing, innovative proprietary formulations and metered-dose inhalation devices, including formulations specific to the HFA propellant-based product.
     In addition to utilizing Kos’ current 465-person cardiometabolic sales force to promote the Azmacort product to general practitioners who prescribe Niaspan, Advicor and asthma products, the Company also details Azmacort to target physicians, such as pulmonologists and allergists and high prescribing primary care physicians through its 50-person respiratory sales force.
Cardizem LA, Teveten and Teveten HCT
     On May 3, 2005, Kos entered into the Biovail Agreements pursuant to which Kos acquired the United States marketing rights for Cardizem LA and a license to Teveten and Teveten HCT for sale in the United States. Kos believes that the acquisition of the rights to these products strengthens its cardiovascular portfolio of products. Cardizem LA is a non-dihydropyridine calcium channel blocker indicated to treat hypertension and chronic stable angina. Teveten is an angiotensin II receptor blocker (ARB) also used to treat hypertension alone or in combination with other products. Teveten HCT is an anti-hypertensive agent combining Teveten and a diuretic for additional blood pressure control. In addition to the existing products included in the Biovail Agreements, Kos has the sales and marketing rights to certain future cardiometabolic products being developed by Biovail.

     The Company believes that the acquisition of the rights to Cardizem LA, Teveten and Teveten HCT represents significant opportunities for the Company. Hypertension is a disease affecting 65 million Americans and has been linked to serious cardiovascular events including strokes and heart attacks. If left untreated, hypertension can be fatal. The hypertension market is valued at $15.6 billion in the United States and is growing at 7% per year. Calcium channel blockers make up 29% of the revenue, or about $4.5 billion. Angiotensin Receptor Blockers (“ARBs”) make up 29% of the revenue in the hypertension market, or about $4.6 billion. The ARB class is the fastest growing class of anti-hypertensive agents in the United States.
     To acquire the rights to these products, the Company paid $106.0 million in cash and agreed to pay a royalty to Biovail for Cardizem LA sales. Biovail is responsible for the manufacture and supply of Cardizem LA. Kos also pays a royalty to Solvay Pharmaceutical Marketing and Licensing AG (“Solvay”), the manufacturer and supplier of Teveten and Teveten HCT.
     Kos is utilizing its sales force to promote Cardizem LA, Teveten, and Teveten HCT. In connection with the Biovail Agreements, Kos acquired 180 employees, mainly territory managers, from Biovail with experience in Cardizem LA, Teveten and Teveten HCT promotion. All of the territory managers detailing these products are promoting them to primary care and internal medicine physicians. In addition, Kos’ current cardiovascular sales force also promotes Cardizem LA.
Products Under Development
     Although the Company has clearance from the FDA to market Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT, its other products under development are at an earlier stage of development. The drug development and approval process takes many years and requires the expenditure of substantial resources. There can be no assurance that the Company will be able to successfully formulate any of its products under development as planned, or that Kos will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. These trials may be costly and time-consuming. The Company may not be able to obtain the regulatory approvals necessary to continue testing or to market any or all of its products under development. Thus, there can be no assurances that any of its products under development will be developed and commercialized in a timely manner, or in accordance with its plans or projections, or at all. Kos may determine to discontinue the development of any or all of its products under development at any time.

Solid-Dose Drug Delivery Systems
     The Company continues to conduct research on novel solid-dose drug delivery systems. At the end of 2005, Kos filed an investigational New Drug Application (“IND”) for its KS-01-017 product, which is a dual regulator of glucose and lipids that is expected to be equally potent to Niaspan in modulating multiple lipids, while also reducing blood sugar levels on par with some widely utilized oral anti-diabetic medications. This product, which is currently in formulation development entered Phase I human clinical trials in 2005. Kos also expects to file sNDAs during 2006 for new dosage forms of Niaspan, utilizing its considerable knowledge obtained from formulating Niaspan. Kos also continues to make progress in developing innovative solid-dose delivery systems that could be used to produce a variety of compounds. The Company hopes to file three new drug applications (“NDAs”) with the FDA that are expected to produce new products after 2007. The first NDA product (known as KS-01-019) is a combination of the Niaspan product and simvastatin, the second most widely prescribed statin worldwide for the treatment of dyslipidemia. This dual component therapy for dyslipidemia is expected to be more potent than Advicor with respect to lowering LDL cholesterol and is anticipated to reach the market in the first half of 2008. The second NDA is for its KS-01-017 product, which is expected to reach the market by 2012. The third NDA (known as KS-01-018) is expected to reach the market in 2009 and is a product for intermittent claudication. With this product, Kos expects to affect a disease that is mostly under-treated because there are no highly effective products currently available.
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Arisaph. Under the Sponsored Research Agreement, Arisaph has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL (the “Field”). The sponsored research being performed by Arisaph, which began during the fourth quarter of 2003 in anticipation of the execution of the definitive agreements, represents Kos’ first formal foray in the development of new chemical entities in key areas of therapeutic interest. The Sponsored Research Agreement, as amended on October 1, 2005, expires on December 31, 2006, and provides for total payments of $3.8 million, by the Company to Arisaph, during the extended term. Under the License Agreement, Arisaph granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property (e.g., methods, processes, trade secrets and technical data) in the Field developed during the term of the Sponsored Research Agreement that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Arisaph may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Arisaph will pay to the Company royalties on income earned by Arisaph from the commercialization of any such non-exclusive intellectual property within the Field. Arisaph conducts the sponsored research on behalf of the Company pursuant to its sponsored research and license agreements with Tufts University.
     On May 3, 2005, pursuant to the Biovail Agreements, KLS acquired rights to a proposed Cardizem LA and enalapril combination product currently in development (the “Cardizem Combination Product”). The Cardizem Combination Product represents a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure and it is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
     On November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. Under the Jerini Agreement, KLS paid the Jerini Licensing Payment of $14.2 million which is recorded in the Company’s statement of income as a research and development expense for the year ended December 31, 2005. Additionally, Kos consummated the Jerini Investment by purchasing 3,125,000 shares of Jerini AG for $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate will be responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma, will be responsible for the regulatory affairs relating to such products, will make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate have the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma.
     Additionally, Kos continues to develop a program to discover and develop new chemical entities to promote reverse cholesterol transport. The Company believes that by “smart” targeting key steps and enzyme systems in the HDL metabolic pathway, it can identify candidate molecules with a good probability of success. Drugs with properties similar to that of the native A-I proteins that are associated with HDL represent another potential approach. A preliminary evaluation in humans of an intravenous form of the A-I protein suggests that it can promote regression of cholesterol plaque. These Kos development projects are being carried out in collaboration with investigators at several well-known academic research centers, including Boston University, Tufts University, the University of Pennsylvania and the Southern California Institute for Research and Education. The Company believes its early work on this area has already resulted in promising candidate drugs.
     Kos will continue to develop its solid-dose drug delivery system platform in the future, and may seek one or more developmental partners to further such efforts.
Metered-Dose Inhalation Devices and Other Device Products
     Complementing its formulation capabilities, the Company has developed a line of inhalation devices that are proprietary, state-of-the-art and useful for delivering small and large molecules. The principal features of the devices are three-fold: 1) improved coordination of inhalation with actuation of medication, thereby offering possible benefits in patient compliance and uniform dose administration; 2) improved ergonomics, which leads to increased patient compliance; and 3) reduced drug retention, due to improved design and mechanics of the devices. To date, Kos has focused its development efforts on three metered-dose inhaler devices; a breath-coordinated inhaler, a breath-actuated inhaler and a spacer-less metered-dose inhaler device that generates low plume force. Each of these devices may offer distinct benefits and may be deployed on an a la carte basis depending on potential partners’ interest. Kos has also developed a proprietary inhalation electronic dose counter designed to indicate the absolute number of doses remaining in the aerosol canister. Further, when sufficient doses no longer remain in the aerosol canister, this device alerts the patient to obtain a refill prescription. The Company is also continuing efforts to develop a compact portable nebulizer earmarked for products requiring large dosages to be administered into the respiratory airways.

Respiratory and Advanced Inhalation Delivery Research
     As discussed above, the acquisition of the Azmacort product marked Kos’ first commercial entry into the respiratory market. Kos intends to complete the development and seek regulatory approval to market the environmentally-safe HFA propellant formulation of the Azmacort product, which will complement the current CFC-propellant Azmacort product. Kos may also seek to enhance the current Azmacort franchise by complementing its spacer device with an internally developed electronic dose counter. Kos also expects to file sNDAs during 2006 for a new package configuration for the Azmacort product.
     Leveraging its unique aerosol formulation expertise, Kos continues to formulate proteins, such as recombinant human insulin, for delivery to the lungs using its proprietary metered-dose inhaler device. During 2002, Kos completed Phase I studies in humans demonstrating that its recombinant insulin product is bioavailable in the lungs while exhibiting excellent dose-to-dose reproducibility. During 2004, Kos completed a four-week, Phase IIa human clinical trial evaluating Kos’ inhaled insulin therapy for type 2 diabetic patients. The results of the Phase IIa trial demonstrated that Kos’ internally developed inhaled insulin formulation is comparable to the market leading injectable insulin, Lantus, in controlling blood glucose levels, while also reducing blood lipids such as LDL cholesterol and triglycerides. The successful completion of these Phase I and IIa studies support the safety and efficacy of Kos’ patient-friendly, excipient-free, and water-stabilized formulation. At the beginning of 2005, Kos filed an IND for its inhaled insulin product.
     Kos’ excipient-free formulation coupled with Kos’ compact, hand-held Breath Actuated Inhaler (“BAI”) device potentially offers a precision lung delivery platform for insulin therapy. The Kos formulation, which is room temperature stable, contains no carriers or preservatives and incorporates a recombinant human insulin delivered by a standard, non-CFC, environmentally friendly propellant. In clinical testing, patients and physicians were seemingly impressed with the ease of use of the BAI delivery system in administering insulin therapy, potentially improving patient compliance.
     Kos believes that such results and attributes may be attractive to potential development partners for not only developing this product, but also for other proteins/peptides, possibly on a contract formulation basis. To support its aerosol formulation and inhalation device technologies, the Company currently has twenty-nine patents issued in the United States. As the Company continues to generate data demonstrating the performance and efficacy of delivering such proteins via the lung through its metered-dose inhaler devices, Kos plans to attract development partners skilled in developing biotherapeutic compounds to complete the clinical development of the products for certain diseases. The Company also intends to offer to formulate other peptides for other partners on a contract basis.
Sales and Marketing
     Kos currently markets its branded proprietary products through its own sales forces and, for Niaspan and Advicor only, also through co-promotion and commercialization arrangements with Takeda, Duramed, Oryx and Merck KGaA. A fundamental element of Kos’ product selection strategy is to focus on a targeted marketing of products where a relatively concentrated group of physicians account for a significant portion of the prescriptions for the therapeutic indication addressed by its products. Accordingly, Kos believes that significant market gains can be achieved with such products through the use of a relatively small, well-trained sales force concentrating its detailing efforts on informing such physicians about the scientific basis for the therapeutic advantages of its products.
     As of December 31, 2005, the Company had a sales and marketing organization consisting of approximately 750 personnel, including about 645 sales representatives. The majority of its sales and marketing personnel have considerable previous experience with major pharmaceutical companies detailing products to cardiovascular, metabolic or respiratory disease-focused physicians. Kos began actively detailing Niaspan during September 1997, Advicor during January 2002, Azmacort during August 2004, and Cardizem LA, Teveten, and Teveten HCT during May 2005.

     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under the terms of the Merck Agreement, Merck KGaA will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck KGaA, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through December 31, 2005, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck KGaA if Kos fails to achieve certain regulatory milestones). Merck KGaA is responsible for conducting Phase IV clinical studies and commercialization activities, while Kos is responsible for obtaining initial marketing authorization in all major European countries and for the supply and manufacturing of the products.
     The Company (i) records licensing revenue as the product sales are made by Merck KGaA; (ii) records milestone and upfront payments as licensing revenue following milestone attainment by systematically recognizing such payments using a proportional-performance revenue recognition method, and (iii) records reimbursement payments received from Merck KGaA by systematically recognizing such payments using a proportional-performance revenue recognition method.
     The Company recorded $3.3 million and $1.6 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the years ended December 31, 2005 and 2004, respectively. The Company recorded $0.3 million for each of the years ended December 31, 2005 and 2004, and $0.2 million for the year ended December 31, 2003, respectively, as an offset to research and development expenses pursuant to the Merck Agreement.
     The Company expects to continue to recognize as revenue or as an offset to research and development expenses over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck KGaA. As of December 31, 2005, $14.8 million related to upfront, reimbursement and milestone payments received from Merck KGaA are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.
     On August 20, 2003, Kos announced an exclusive development and commercialization agreement with Oryx, for the commercialization of Niaspan and Advicor in Canada (the “Oryx Agreement”). Under the Oryx Agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Advicor and Niaspan following receipt of marketing authorization for such products in Canada. Niaspan and Advicor received marketing approval in Canada in March and August 2005, respectively. Kos will share the revenues from sales of Niaspan and Advicor in Canada with Oryx. The Company recorded $0.7 million of licensing revenue during the year ended December 31, 2005, pursuant to the Oryx Agreement.
     On November 4, 2003, the Company jointly announced with Takeda an agreement to co-promote Niaspan and Advicor in the United States (the “Takeda Agreement”). Under the Takeda Agreement, Takeda utilizes a portion of its United States-based sales force to promote Niaspan and Advicor in addition to its own products, Actos and Rozarem. Takeda is responsible for providing a promotional effort that has significantly increased the number of product details performed per year, and for all costs associated with its sales force, including promotional materials and samples. Kos is responsible for manufacturing and supplying both products and collects and records all sales associated with the products. Takeda receives a percentage of the incremental net sales of the products in the United States above a certain baseline amount. The initial term of this three-year co-promotion arrangement expires on December 31, 2006, and provides for residual payments to Takeda after the three-year term, if the parties do not renew the agreement. While Kos is assessing the benefits of a potential extension of the Takeda Agreement, the Company has made a strategic decision to increase the size of the Kos sales force in 2006 to fully maximize the commercial opportunities available to the Company.

     On April 12, 2005, the Company entered into the Duramed Co-promotion Agreement under which Duramed promotes the Company’s Niaspan and Advicor products to physicians who mostly specialize in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps. Subject to other terms, conditions and provisions of such agreement regarding early termination, the Duramed Co-promotion Agreement is effective for an initial term of seven years.
     On May 2, 2005, pursuant to the Biovail Agreements, the Company acquired approximately 180 employees, mainly territory managers, from Biovail with experience in Cardizem LA and Teveten promotion. These territory managers are promoting these products to primary care and internal medicine physicians. In addition, Kos’ own cardiovascular sales force also promotes Cardizem LA.
     Kos continues to aggressively pursue other collaborative opportunities, including acquiring or licensing the use of selected products and technologies from third parties; product co-marketing and co-promotion arrangements; joint ventures; and other strategic alliances. Many existing pharmaceutical products or products currently under development may be suitable candidates for specialty promotional or co-promotional campaigns. Accordingly, Kos intends to attempt to identify licensing, co-promotion, and product acquisition opportunities that can complement its future product portfolio. In situations where third-party drug delivery technologies are complementary to its drug development formulation capabilities, Kos may pursue licensing rights for such technology. Lastly, the Company currently plans to establish strategic alliances with corporate partners with respect to some of its respiratory products. There can be no assurance, however, that any of the collaborative opportunities can be established on terms acceptable to Kos or at all.
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
Existing Patents and Patent Applications
     In the United States, the Company currently owns, licenses or has the distribution rights with respect to 73 patents and 40 pending patent applications. In addition, the Company has received patents and filed patent applications in foreign jurisdictions.
     In general, the United States patents and patent applications owned by or licensed to Kos are directed to formulations and methods of using those compositions. Patent protection is not available for the chemical entity that comprises the active ingredient in Niaspan, or either of the two active ingredients in Advicor. The active ingredient in Niaspan, niacin, is currently sold in the United States and other markets mainly as a dietary supplement for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of a composition or method-of-use patent owned by or licensed to Kos, off-label sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.

     The United States Patent and Trademark Office has issued United States Patents 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691 and 6,818,229 to the Company with claims relating to, among other things, Niaspan’s and Advicor’s formulation and method-of-use consistent with the recommended once-a-day dosing regimen. On February 7, 1997, Kos entered into a cross-licensing agreement with a generic manufacturer. The Company subsequently purchased the two patents that were the subject of such original agreement and agreed to continue paying a royalty to the generic manufacturer on terms similar to those contained in the original agreement.
Cardizem LA Litigation
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, and that the ‘505 patent was invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
     On August 10, 2005, a lawsuit against Andrx in Biovail’s name was commenced in the United States District Court for the District of Delaware (Civil Action No. 05-586). The complaint averred that Andrx’s filing of its ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Upon receiving a second Paragraph IV certification from Andrx directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by an amendment to Andrx’s ANDA, on October 14, 2005, a second complaint was filed in Biovail’s name in the United States District Court for the District of Delaware (Civil Action No. 05-730). The complaint averred that Andrx’s Amended ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
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
     Kos engages in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from United States government agencies. As a result of these arrangements, the United States government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements.
     Niaspan, Advicor, Azmacort, Teveten and Kos are the Company’s principal registered trademarks, although other applications for registration of trademarks and service marks are currently pending in the Patent and Trademark Office and additional applications are in the process of being filed.

Manufacturing
     Kos currently manufactures its Niaspan and Advicor products in a single manufacturing plant in Edison, New Jersey that has been inspected and approved by the FDA for both products. In addition, pursuant to the Barr License and Manufacturing Agreement, Barr stands ready to supply KLS quantities of Niaspan 500 mg, 750 mg and 1000 mg and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg, under or pursuant to the approval of Barr’s ANDAs. On November 11, 2005, Aeropharm Technology, LLC (“ATLLC”), a wholly owned subsidiary of the Company, entered into an agreement with a third party manufacturer (the “Additional Supplier”) for the manufacture and supply of Niaspan 500 mg. The agreement with the Additional Supplier also provides potential for the manufacture and supply of Niaspan 750 mg and 1000 mg upon agreement by the parties and conditioned upon validation testing and approval satisfactory to ATLLC. The Additional Supplier’s manufacturing facility has been approved for Niaspan 500 mg and the Additional Supplier began supply of Niaspan 500 mg in November 2005.
     Although both of the Niaspan and Advicor products have been approved for manufacture in the Edison facility, Barr has a facility standing ready to manufacture Niaspan, and Niaspan 500 mg has been approved for manufacture in the Additional Supplier’s facility, Kos or its third party suppliers may identify inefficiencies or other problems that may exist in the manufacturing process. Kos or its third party suppliers may need to further scale-up certain of their respective current manufacturing processes to achieve production levels consistent with the commercial sale of Kos’ products. Further, modifications to Kos’ or its third party suppliers facilities, systems and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with cGMP regulations and other regulations prescribed by various regulatory agencies, including the Occupational Safety and Health Administration and the Environmental Protection Agency. The failure of the Company or its third party suppliers to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify its manufacturing process, or to comply with cGMP regulations and other regulations could delay the approval of Kos’ products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on the Company. Such occurrences may require Kos to acquire alternative means of manufacturing its products, which may not be available to the Company on a timely basis, on commercially practicable terms, or at all.
     The Company obtains the Azmacort product pursuant to the Azmacort Supply Agreement, as amended and assigned to Inyx, which is scheduled to remain in effect, subject to other terms, conditions and provisions regarding early termination, until at least March 31, 2015. As such, the Company relies on Inyx to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company relies solely on Inyx to supply the Company with the Azmacort product, and the Company cannot provide any assurances that Inyx will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements.
     The Company obtains the Cardizem LA product and the Teveten Products pursuant to a supply agreement with Biovail and a supply agreement (the “Solvay Supply Agreement”) between Biovail and Solvay Pharmaceuticals Marketing & Licensing AG (“Solvay”), which was assigned to the Company pursuant to the Biovail Agreements, respectively. The supply agreement for the Cardizem LA product is scheduled to remain in effect, subject to other terms, conditions and provisions regarding early termination, until at least the fourth anniversary of the generic entry of Cardizem LA into the market and the Solvay Supply Agreement is scheduled to remain in effect, subject to other terms, conditions and provisions of the Supply Agreement regarding early termination, until the patents of the Teveten Products expire. As such, the Company relies on Biovail and Solvay to manufacture and supply adequate quantities of the finished Cardizem LA product and Teveten Products. The Company cannot provide any assurances that Biovail and Solvay will be able to produce sufficient quantities of the Cardizem LA product and Teveten Products, respectively, to meet the Company’s requirements.

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
Competition
     The Company’s products compete with currently existing or future prescription pharmaceuticals, dietary supplements, vitamins and other over the counter therapies in the United States, Canada, Europe, and elsewhere. Kos estimates that its existing Niaspan and Advicor prescriptions account for approximately 3.4% of the total prescriptions currently being written in the United States for cholesterol-altering pharmaceutical compounds and that its existing Azmacort prescriptions account for approximately 8% of the total prescriptions currently being written in the United States for inhaled corticosteroid products. Additionally, the Company’s hypertension products Cardizem LA, Teveten and Teveten HCT account for a prescription share of 1.9% of the calcium channel blocker and 0.7% of the angiotensin receptor blocker markets, respectively. Competition among cholesterol-lowering pharmaceutical compounds, anti-hypertensive therapies and inhaled corticosteroid therapies is intense. Competition among these products is based on, among other things, efficacy, safety, reliability, availability, price, patent position, side effects, promotion and advertising. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection, discover new drugs, or establish collaborative arrangements for drug research. Most of Kos’ competitors have substantially greater financial, marketing, technical, and human resources than those available to the Company, including combined field sales forces approximating 15,000 representatives currently active within the dyslipidemia and respiratory markets, compared with the Company’s approximately 750-person total field sales force and may be better equipped to develop, manufacture, advertise and market products. Many of Kos’ competitors can afford print and TV direct-to-consumer advertising (e.g., Crestor, Advair and Diovan), enjoy the advantage of greater patient awareness of competing products, such as statins, and enjoy the cumulative benefits of prior marketing and advertising efforts that pre-date Kos’ promotional efforts. The large size and rapid growth of the cardiovascular and respiratory disease therapy markets continues to encourage new product entries. Moreover, there are numerous manufacturers of niacin preparations indicated for use as vitamin or dietary supplements or, in immediate-release form, for treatment of hyperlipidemia, as well as numerous manufacturers of inhaled corticosteroids for the treatment of asthma, and numerous manufacturers of anti-hypertensive treatments.
     The Company’s cardiovascular and respiratory products, when developed and marketed, will also compete in most cases with well established products containing similar active ingredients already being marketed by medium-sized and large pharmaceutical companies in the U.S.
Employees
     As of December 31, 2005, Kos had 1,361 employees. No employee is represented by a union. Kos believes its employee relations are good. Kos also regularly employs the services of outside consultants with respect to regulatory, scientific, and certain administrative and commercial matters. Kos expects to continue to require the services of such outside consultants.

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
ITEM 1A. RISK FACTORS.
Market Acceptance and Sales Growth of Niaspan and Advicor
     The Company’s success depends in large part upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the commercialization of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and lovastatin, a statin-class compound, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the substitution of niacin dietary supplements for its products. There are also competing pharmaceutical companies, including Merck & Co., Inc., Pfizer, Inc., and Roche that are currently conducting clinical trials on therapies to increase levels of HDL cholesterol. Some of these companies are focusing on cholesterol-ester transfer protein therapy as a mechanism to improve HDL, while others are focusing on extended release niacin products and niacin-type mimetics. These new agents, if approved, would pose a significant competitive threat to Niaspan and Advicor, as they target similar mechanisms of action and/or similar cardiovascular treatment objectives. Sales could also be affected by competition from the sale of other statin products and other cholesterol therapies. The Company believes that intolerable flushing and potential liver toxicity associated with the currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally result either, in the case of immediate-release niacin, in multiple flushing episodes, or, in the case of sustained-release niacin, in potential liver toxicity. Although most patients taking either the Niaspan or Advicor product will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan or Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan or Advicor products or patients may stop taking Niaspan or Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products, or any other product incorporating technology similar to that used in the Niaspan or Advicor products, also could have an adverse effect on the Company’s ability to (1) maintain and/or obtain regulatory approvals or (2) to achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.
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
     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cholesterol therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Companies competing for the sales of the Company’s products boast well-organized direct-to-consumer advertising and strong physician and patient promotional efforts. Further, Advicor is a combination of two well-known cholesterol drugs, Niaspan and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving the major components of cholesterol, it is possible that physicians may not prescribe Advicor because its components are not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements.
     Similarly, the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, (1) the November 2002 launch of Zetia, part of a new class of cholesterol-lowering agents, (2) the September 2003 launch of Crestor, a highly powerful statin product, or (3) the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, an increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck & Co., Inc./Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca Pharmaceuticals LP. Merck & Co., Inc./Schering-Plough Pharmaceuticals and AstraZeneca Pharmaceuticals LP are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in reducing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. In late 2004, a new formulation of the fibrate agent Tricor (fenofibrate) was launched by Abbott Laboratories, an agent that primarily affects triglyceride levels, but also increases HDL cholesterol. A new fenofibrate product, Antara, was also launched by Reliant Pharmaceuticals, LLC in February 2005. These new agents also pose a competitive threat to Niaspan as they affect the two lipoproteins also impacted by Niaspan. Additionally, in November 2004, the FDA approved Omacor, an omega 3 fatty acid product introduced by Reliant Pharmaceuticals, LLC for the treatment of patients with very high levels of triglycerides. Omacor competes with Niaspan in its ability to lower triglyceride levels. Further, there are at least ten versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cholesterol drugs is often driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Sales Growth of Azmacort; Technological Feasibility of Azmacort HFA formulation
     There can be no assurance that the Company will be able to continue to profitably manage the Azmacort product utilizing the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will continue to achieve the level of revenues that were derived from its sale prior to Kos’ acquisition of Azmacort, or that the Company will continue to achieve its anticipated revenues and earnings. Prior to the Company’s acquisition of Azmacort, the product had experienced declining sales levels and increased competition from other products. The Company’s failure to manage the commercialization of the Azmacort product in a way that continues to reverse the declining trend in prescriptions of such product, the Company’s failure to achieve substantial growth in the sales of the Azmacort product, or the Company’s failure to source sufficient quantities of Azmacort from Inyx, could have a material adverse effect on the Company’s business and financial condition.
     In addition, Azmacort may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the product competes. The competitive arena is dominated by Glaxo SmithKline’s Advair, supported by a significantly larger sales force than that which supports Azmacort. In addition, in 2005 the FDA approved Schering-Plough’s new inhaled cortico-steroid agent Asmanex, which is now being marketed in the United States.
     The Montreal Protocol on Substances that Deplete the Ozone Layer is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under this Protocol, codified by the United States Congress into law in Title VI of the Clean Air Act, the production of CFCs in the United States was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. To comply with the Clean Air Act and the Protocol, the United States will eventually need to phase out all CFC-propelled Metered Dose Inhalers. The HFA formulation of Azmacort does not use a CFC-based propellant. Thus, to the Company’s knowledge, Azamcort HFA should not contribute to the depletion of the Earth’s ozone layer. Although Azmacort HFA has received an “approvable” letter from the FDA, the Azmacort HFA formulation was not technological feasible as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. There can be no assurance that the Company will be able to make the Azmacort HFA formulation technologically feasible prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to, or contemporaneously with, the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.
Integration and Sales Growth of Cardizem LA, Teveten, and Teveten HCT Products
     There can be no assurance that the Company will be able to sustainably manage and integrate the Cardizem LA, Teveten, and Teveten HCT products into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The integration of these products into the Company’s business may prove to be expensive and time consuming and require significant management attention, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s failure to integrate the products or sales personnel and realize the expected benefits from its acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.

     In addition, Teveten and Teveten HCT may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the products compete and to limited managed care coverage. The competitive arena is dominated by large players such as Novartis Pharmaceuticals Corp. (Diovan), Merck & Co., Inc. (Cozaar), AstraZeneca Pharmaceuticals LP (Atacand) and Bristol Myers Squibb Company (Avapro), all of whom have large sales organizations to support their products. In addition, newer products such as Benicar, supported by the combined efforts of Sankyo Co., Ltd and Forest Pharmaceuticals, Inc. have also recently entered the market utilizing significantly sized sales forces and strong marketing messages.
Patents and Trademarks
     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has had issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:
•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to the Company or the Company’s licensors, including the patents covering the Company’s Niaspan, Advicor, Azmacort, Cardizem LA, Teveten or Teveten HCT, or Icatibant or any agreements relating to those patents, are invalid, unenforceable or not infringed.
     In general, the United States Patent and Trademark Office, referred to as PTO, patents and patent applications that Kos owns or licenses are directed to formulations and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use or composition patents that Kos owns or licenses, off-label or dietary supplement sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.
     The PTO has issued United States Patent numbers 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691 and 6,818,229 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the two patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.
     Certain of the Company’s marketed products are covered by one or more patents that are identified and listed with the FDA. Under provisions of the Hatch Waxman Act, 21 USC 1 et seq., a company that desires to sell a generic version of one of the Company’s marketed products may file an Abbreviated New Drug Application, referred to as ANDA, with the FDA. In that application, the generic company may indicate that it will not sell a generic version of the Company’s marketed product until the patent(s) covering the marketed products expire, or that the generic manufacturer believes that the patent(s) listed by the Company are invalid, unenforceable or would not be infringed by the proposed generic product. This may result in costly and time consuming patent infringement litigation to defend the patent(s) covering the Company’s marketed product or, if no such patent litigation is brought or if the patent(s) are deemed invalid, unenforceable or not infringed, the introduction of a generic version of the Company’s marketed products prior to the expiration of the patent(s) covering the Company’s marketed products, which could have a material adverse effect on the Company’s business. In addition, settlement of patent litigation may entail costly and time consuming administrative review by antitrust enforcement agencies, such as the Federal Trade Commission and Department of Justice Antitrust Division, and may include agency investigation and potential civil or administrative litigation.
     On April 12, 2005, the Company entered into the Duramed Co-promotion Agreement, the Barr License and Manufacturing Agreement, and the Barr Settlement and License Agreement, referred to as the Barr Agreements, with Barr. The Barr Agreements were entered into at about the same time as the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply KLS, a wholly-owned subsidiary of Kos, certain quantities of Niaspan and Advicor tablets. Barr approved, and granted KLS a license to use, market and sell, at a future date, Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current good manufacturing practices and to stand ready to meet the Company’s manufacturing requirements on short notice.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch a generic version of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire KLS patent. Pursuant to the Duramed Co-promotion Agreement, Duramed Pharmaceuticals, Inc., referred to as Duramed, an affiliate of Barr, promotes the Company’s Niaspan and Advicor products to physicians who mostly specialize in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps.
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
     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents that Kos owns and licenses, or any future patents, may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of the Company’s products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that (1) any of the Company’s future products or methods are not patentable, (2) such products or methods infringe upon the patents of third parties, or (3) the Company’s patents or future patents fail to give Kos an exclusive position in the subject matter to which those patents relate, the Company will be adversely affected. The Company may be unable to avoid infringement of third party patents and may have to obtain a license, or defend an infringement action and challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to the Company, if at all. Patent litigation is costly and time consuming, and the Company may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If the Company does not obtain a license under such patents, or if it is found liable for infringement and if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment requiring such licenses.
     Third parties own patents relating to some of the Company’s marketed products. The Company relies on such third parties to enforce the validity of the patents and defend any infringements on the patents. If the third parties do not enforce the patents, the Company would be unable to prevent possible infringements on the patents and may be unable to prevent other companies from introducing similar generic products into the marketplace. The third parties’ failure to enforce the patents relating to the Company’s marketed products may have a material adverse effect on the Company’s business, operating results and financial condition.
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
     On August 10, 2005, a lawsuit against Andrx in Biovail’s name was commenced in the United States District Court for the District of Delaware. The complaint stated that Andrx’s filing of its ANDA infringed the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity, meaning even if Andrx did infringe the ‘791 patent, Andrx asserted the patent is invalid. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorneys’ fees and costs.
     Upon receiving a second Paragraph IV certification from Andrx directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA (“Amended Andrx ANDA”), on October 14, 2005, a second complaint was filed in Biovail’s name (Civil Action No. 05-730) in the United States District Court for the District of Delaware. The complaint asserted that Andrx’s Amended ANDA infringed the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity, meaning even if Andrx did infringe the ‘791 patent, Andrx asserted the patent is invalid. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorneys’ fees and costs.
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
     If the patents relating to Cardizem LA are invalid, unenforceable or not infringed, the Company and Biovail would be unable to prevent Andrx from producing and marketing a generic version of the Cardizem LA product, which could be sold at prices lower than those the Company charges. This would have a material adverse effect on the Company’s business, operating results and financial condition. The Company and Biovail would also be unable to prevent other companies from introducing similar generic products into the marketplace.

Future Capital Needs; Uncertainty of Additional Funding
     The Company could borrow from Michael Jaharis, the Company’s principal shareholder, Director and Chairman Emeritus and/or his transferees up to $30 million under an agreement currently in place through June 30, 2008. However, before the Company can borrow from Mr. Jaharis, the conditions of borrowings must be satisfied including, without limitation, that the death of lender shall not have occurred, the lender, his spouse, children and entities they control continue to own at least 40% of Common Stock of the Company, and no material adverse change shall have occurred to the Company or its financial condition. The repayment of funds borrowed from Mr. Jaharis is secured by the pledge of all of the Company’s assets to him. As a result, if the Company is unable to repay the loans as they become due, the Company could be forced to liquidate the Company’s assets or transfer all of such assets to Mr. Jaharis and his transferees. On January 10, 2005, Mr. Jaharis gifted his rights and obligations under the facility to his wife.
     The Company has spent, and will continue to be required to spend, substantial funds to continue research and development activities, including clinical trials of the Company’s products under development, and to commercialize the Niaspan, Advicor, Azmacort, Teveten, Teveten HCT and Cardizem LA products, referred to as the Product Portfolio, products and the Company’s other products under development, if regulatory approvals are obtained for such products under development.
     The Company also anticipates that it will have to incur significant capital expenditures related to the expansion of its production and administrative facilities. The Company believes that it has sufficient resources, including funds available to it under a line of credit from Mrs. Jaharis, to fund the Company’s operations through at least the next twelve months. Even with the proceeds from these sources, however, the Company may need or elect to raise additional capital prior to such date. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital for the next twelve months will depend primarily on: (1) the near-term commercial success of its Product Portfolio; (2) its ability to meet the conditions necessary to obtain funding under its line of credit, including, without limitation, that the death of Mr. Jaharis shall not have occurred, the lender, his spouse, children and entities they control continue to own at least 40% of Common Stock of the Company, and no material adverse change shall have occurred to the Company or its financial condition; (3) the problems, delays, expenses and complications frequently encountered by companies at this stage of development; (4) the progress of the Company’s research, development, and clinical trial programs; (5) the costs and timing of seeking regulatory approvals of the Company’s products under development; (6) the Company’s ability to obtain such regulatory approvals in the United States and abroad; (7) costs associated with filing, prosecuting, defending, litigating and enforcing patent claims and other intellectual property rights; (8) the Company’s ability to manufacture and supply (or have manufactured and supplied) sufficient quantities of the products comprising its Product Portfolio; (9) the extent and terms of any collaborative research, manufacturing, marketing, joint venture or other arrangements; (10) the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the loss of such coverage and reimbursement with such agencies, such as the Centers for Medicare and Medicaid Services; (11) reduction of inventory levels in the Company’s distribution channels as a result of inventory management agreements; (12) the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and (13) changes in economic, regulatory, or competitive conditions or the Company’s planned business. Estimates about the adequacy of funding for the Company’s activities are based on certain assumptions, including assumptions regarding the marketing and sales success of the Company’s Product Portfolio the outcome of litigation related to the Company’s intellectual property rights, including the litigation between Andrx and Biovail relating to the Cardizem product, and that testing and regulatory procedures relating to the Company’s other products under development can be conducted at projected costs and within projected time frames. To the extent these assumptions prove to be inaccurate, the Company may have insufficient resources to fund its operations as currently planned.

     To satisfy the Company’s capital requirements, it may seek to raise funds in the public or private capital markets. The Company’s ability to raise additional funds in the public markets may be adversely affected (1) if sales of the products comprising its Product Portfolio do not increase rapidly; (2) if the results of the clinical trials for the Company’s products under development are not favorable; or (3) if regulatory approval for any of the Company’s products under development is not obtained. The Company may seek additional funding through corporate collaborations and other financing vehicles. If adequate funds are not available to the Company, or if available, their terms are unacceptable, the Company may be required to significantly reduce its marketing activities for one or more of the products comprising its Product Portfolio or curtail significantly one or more of the Company’s research or development programs. In addition, the Company may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to one or more of the products comprising its Product Portfolio or to some or all of the Company’s technologies or products under development or take significant cost-reducing actions or both. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company’s securities.
Registration Rights
     The Company has granted certain registration rights to its controlling shareholder, Mr. Jaharis, his spouse, and their transferees, and to Kos Investments, Inc. and Kos Holdings, Inc., which entitle such persons and entities to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 (the “Securities Act”) of sales of up to an aggregate of 23,503,367 shares of the Company’s Common Stock owned or controlled by such persons or entities or that could be acquired by such person or entities upon exercise or conversion of securities they currently hold. These registration rights generally would also permit the holders of such rights to include shares in any registration statement that the Company otherwise filed. By exercising these registration rights, these persons and entities could cause a large number of shares to be registered and become freely tradeable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Company’s Common Stock and could impair the Company’s ability to raise additional capital.
Limited Sales and Marketing Resources
     Although the products comprising the Product Portfolio are marketed by the Company’s own sales forces or through co-promotion or commercialization partners, substantial resources will continue to be required for Kos to promote the sale of its products. Because its current marketing resources are limited, the Company may be unable to devote sufficient resources to any one or more of its products, or to the Company’s products under development or to be acquired or licensed, or to achieve increasing market acceptance of such products in the highly competitive marketplace in which the Company’s products compete. The Company’s failure to expend the resources to adequately promote the existing promoted products or its other products under development would have a material adverse effect on the Company’s business and results of operations.
     Moreover, because the Company has fewer sales persons than its competitors, the Company’s sales force or its co-promotion and commercialization partners’ sales forces may be unable to detail successfully physicians who prescribe competitor therapies or other medications. The Company may not be able to retain its current sales representatives. The Company’s co-promotion and commercialization partners’ may not be able to retain their current sales representatives. Even if the Company hires additional representatives, they may not be immediately effective in promoting the sale of the Company’s existing products. The Company’s competitors may effectively counter-act the marketing efforts of the Company and its co-promotion and commercialization partners. As a result, Kos may be unable to generate significantly increased sales of the existing promoted products. The failure of the Company to generate increased sales of the existing products would have a material adverse effect on operating results.

Control by Existing Shareholder
     Michael Jaharis, the Company’s principal shareholder and a director, beneficially owns, directly or indirectly, including as a member of a group, 24,461,068 shares of the Company’s Common Stock as of December 31, 2005, or approximately 52% of the Common Stock outstanding. Accordingly, Mr. Jaharis can control the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s Articles of Incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person may have the effect of delaying or preventing a change in the management or voting control of Kos.
Competition and Technological Change
     Many products are commercially available for the treatment of elevated LDL cholesterol, and the manufacturers of such products, individually and collectively, have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 15,000 persons, compared with the Company’s approximately 465-person cardiovascular field sales force and the sales force of its co-promotion partners. The Company’s cardiovascular products face numerous competitors; some of the leading competitors and their respective competitive products include, among others:
•	Abbott (Tricor)

•	Bristol-Myers Squibb (Pravachol)

•	Merck (Zocor and Mevacor)

•	Novartis (Lescol)

•	Pfizer (Lipitor, Caduet and Lopid)

•	Sankyo (Welchol)

•	Reliant (Antara and Omacor)

•	Merck/Schering-Plough (Zetia and Vytorin)

•	AstraZeneca (Crestor)
     The Company estimates that the existing Niaspan and Advicor prescriptions account for approximately 3.4% of the total prescriptions currently being written in the United States for cholesterol-altering pharmaceutical compounds. In addition, Zetia, part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol, was launched in November 2002 by Merck & Co., Inc./Schering-Plough Pharmaceuticals. Crestor, a highly powerful statin product, was launched during September 2003 by AstraZeneca Pharmaceuticals LP. Vytorin, a combination product of the statin Zocor and Zetia, was launched in July 2004 by Merck & Co., Inc./Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation. Both Merck & Co., Inc./Schering-Plough Pharmaceuticals and AstraZeneca Pharmaceuticals LP are competitors who have substantially greater resources than those available to Kos. Finally, there are at least nine versions of generic lovastatin, one of the components of Advicor, currently being marketed in the cholesterol market. The existence of distributors of generic lovastatin and the competitive environment they create may inhibit the Niaspan and Advicor products from competing successfully or from achieving increased sales. Further, there is ongoing discussion at the FDA concerning the potential approval of lovastatin as an over-the-counter drug. The sheer size and rapid growth of the patient population for which cholesterol therapies are indicated, continue to induce new entry of competing cardiovascular and cholesterol products.
     Moreover, the active ingredient in Niaspan, niacin, is available in several other formulations, most of which do not require a prescription. Although the Company believes that there are no other currently available niacin formulations that the FDA has approved specifically for once-a-day dosing, physicians may decide to prescribe or recommend some of these unapproved niacin formulations, using the Niaspan product’s dosing regimen to try to achieve the same results as Niaspan. Further, there are competing pharmaceutical companies including Merck & Co., Inc., Pfizer, Inc. and Roche that are currently conducting clinical trials on therapies to increase levels of HDL cholesterol. Some of these companies are focusing on cholesterol-ester transfer protein therapy as a mechanism to improve HDL, while others are focusing on extended release niacin products and niacin-type mimetics. Substitution of other niacin formulations for the Niaspan product could have a material adverse effect on the Company’s business and results of operations. Moreover, manufacturers of other niacin formulations could promote their products using the Niaspan product’s dosing regimen and could promote the sale of their products to treat the indications for which the Company has received clearance to market Niaspan. Although such promotion may be a violation of FDA regulations, the significant occurrence of such practices would have a material adverse effect on the company. The emergence of new cholesterol-management products or generic entry would have a material adverse effect on the Company.
     There are also many products that are commercially available for the treatment of the respiratory condition addressed by Azmacort, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 5,500 persons, compared with the Company’s approximately 50-person field sales force. The primary competitors of the Azmacort product include, among others:
•	GlaxoSmithKline (Advair and Flovent )

•	Forest (Aerobid)

•	AstraZeneca (Pulmicort)

•	Schering-Plough (Asmanex and Vanceril)

•	Ivax (QVAR)
     There are also many products that are commercially available for the treatment of the hypertension addressed by Cardizem LA, Teveten, and Teveten HCT, and the manufacturers of such products have significantly greater financial resources and sales and manufacturing capabilities than those available to Kos, including combined field sales forces exceeding 10,000 persons promoting products in the calcium channel blocker and/or Angiotensin Receptor Blocker therapeutic areas, compared with the Company’s approximately 180-person field sales force. The primary competitors of the Cardizem LA, Teveten and Teveten HCT products include, among others:
•	Pfizer (Norvasc)

•	Astra Zeneca (Atacand)

•	Bristol-Myers Squibb (Avapro)

•	Sankyo/Forest (Benicar)

•	Merck (Cozaar)

•	Novartis (Diovan/Diovan HCT)
     Moreover, many established pharmaceutical and biotechnology companies, universities, and other research institutions with resources significantly greater than Kos’ may develop products that directly compete with the Company’s products. Even if the Company’s products under development prove to be more effective than those developed by other entities, such other entities may be more successful in marketing their products than Kos because of greater financial resources, stronger sales and marketing efforts, and other factors. If these entities are successful in developing products that are safer, more effective, better promoted, or less costly than the Kos’ products, the Company’s products may be unable to compete successfully with any of those products.

International Commercialization Agreement with Merck KGaA
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Niaspan and Advicor products outside the United States, Canada and Japan. Under the terms of the Merck Agreement, Merck KGaA will provide Kos up to $61 million in licensing, milestone and reimbursement payments. Through December 31, 2005, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments. Kos is responsible for obtaining initial marketing authorization in all European countries and the supply and manufacturing of the products.
     Pursuant to certain provisions of the Merck Agreement, if marketing authorization is not obtained for Niaspan and Advicor in certain countries and within certain timeframes, Kos will be required to refund to Merck KGaA up to $3.8 million of the upfront payments. In addition, other milestone payments payable to Kos under the Merck Agreement are dependent on the achievement of marketing authorization of Niaspan in certain countries, the achievement of marketing authorization of Advicor in certain countries, and achieving certain net sales thresholds of Niaspan and Advicor.
     In 1999, Kos received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. In November 2003, Merck KGaA launched the sale of Niaspan in the United Kingdom. With this launch and the December 2003 completion of the then European Union’s Mutual Recognition Procedure, referred to as MRP, Niaspan has been registered in a total of 14 European markets, including such other markets as France, Germany, Austria, Ireland, Belgium and the Netherlands. The product has now been launched in 11 of these countries. Merck KGaA and Kos also plan to initiate a Repeat Use MRP for the additional European countries that were added to the European Union in 2004. In addition, Niaspan has been approved in other countries outside the European Union, including Lebanon and certain Latin American countries. There is no certainty that further marketing authorization for the Niaspan product and final authorization for the Advicor product will be obtained under the MRP, or, with respect to Advicor, at all, and there could be delays in the granting of such authorizations. Consequently, Kos may be required to reimburse Merck KGaA for up to $3.8 million of the upfront payments and may not receive any further milestone payments under the Merck Agreement.
No Assurance of Adequate Third-Party Reimbursement
     The Company’s ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through December 31, 2005, approximately $1.4 billion, or 74%, of the Company’s cumulative Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative and regulatory proposals to reform healthcare and government programs providing pharmaceutical coverage could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, or the Company’s products under development. Such cost containment measures and potential legislative and regulatory reform could affect the Company’s ability to sell Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement and coverage status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement and coverage for the cost of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT products from many third-party payors, such approvals, in the United States and in foreign countries, may be restricted or discontinued and the Company may fail to secure reimbursement or coverage for its products that are under development. The unavailability or inadequacy of third-party reimbursement or coverage for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or the Company’s products under development or those that may be acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.
     The Company was recently informed by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services, referred to as CMS, that plans operating under Part D (the New Medicare prescription drug program) may consider Niaspan to be a Part D drug through May 31, 2006, but may not consider Niaspan to be a Part D drug thereafter. CMS will not, therefore, reimburse any Part D plan for Niaspan and standard Part D plans may not cover Niaspan, after May 31, 2006. CMS’ decision not to reimburse patients for Niaspan is based on its determination that Niaspan is a “prescription vitamin”. Following initial discussions with CMS, the Company sought FDA authorization to revise the Niaspan package insert and labeling language to correctly define Niaspan as a therapeutic agent used in the treatment of dyslipidema and to clarify that Niaspan is not a “prescription vitamin”. The FDA authorized the proposed labeling change for immediate use with the revised wording and written confirmation of such acceptance by the FDA is expected within the next few months. The Company has intensified its efforts to secure reimbursement for Niaspan under Part D of the Medicare program but there is no guarantee that these efforts will be successful. The failure to secure coverage for Niaspan under Part D of the Medicare program could reduce the demand for Niaspan by patients with coverage under the Part D program. Additionally, any decision by CMS to consider Niaspan a Part D drug does not guarantee that any particular Part D plan will include Niaspan in its formulary. Further, if Niaspan were to become a Part D drug, payment levels would depend on rebate contracts negotiated by the Company with each Part D plan sponsor. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of the lack of Medicare coverage and reimbursement developments may extend to private insurers adopting restricted coverage or lower reimbursement policies, which could also result in reduced demand for Niaspan. A reduction in the number of prescriptions written for Niaspan could have a material adverse effect on the Company’s business, operating results and financial condition.
Dependence on Collaborators
     The Company relies on various third parties for certain aspects of the development, manufacture and promotion of the Company’s present and planned products. There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party’s employees responsible for the project, the third party’s commitment to the arrangement, and the third party’s financial condition, all of which are beyond the Company’s control.
Dependence on Key Personnel
     The Company’s success is dependent on the Company’s ability to attract and retain highly qualified scientific, management, and sales personnel. In April 2001, the Company hired its current President and Chief Executive Officer, Adrian Adams. The loss of Mr. Adams as the Company’s President and Chief Executive Officer could have a material adverse effect on its operations and business. Due to intense competition for personnel from other companies, academic institutions, government entities, and other organizations, the Company may be unsuccessful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-skilled employees required for the continuation and expansion of Kos’ activities, could adversely affect its business and operating results.

Products Under Development
     Although the Company has obtained clearance from the FDA to market the products comprising its Product Portfolio, the Company may be unsuccessful in effectively formulating any of its other products as planned. Further, the Company may not be successful in demonstrating the safety and efficacy of such products in human clinical trials. These trials may be costly and time-consuming. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for any or all targeted indications. Even if regulatory approval is secured, the Company’s products under development may later produce adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. The Company may discontinue the development of any of its products under development at any time.
Acquisition of Products
     As part of the Company’s growth strategy, the Company intends to acquire and develop additional product candidates or approved products. The success of this strategy depends upon Kos’ ability to identify, select and acquire pharmaceutical products that meet the criteria it has established. Any product candidate the Company acquires will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, the Company cannot assure that any approved products that it develops or acquires will be: (1) manufactured or produced economically; (2) successfully commercialized; (3) widely accepted in the marketplace or that the Company will be able to recover its significant expenditures in connection with the development or acquisition of such products. In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with the Company for the acquisition of product candidates and approved products. The Company may not be able to acquire the rights to additional product candidates and approved products on terms that it finds acceptable, or at all. In addition, if the Company acquires product candidates from third parties, the Company will be dependent on third parties to supply such products to the Company for sale. The Company could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

Government Regulation; No Assurances of Regulatory Approval and Investigation by Federal and State Agencies
     The Company’s research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of the Company’s products are subject to extensive FDA regulation. The drug development and approval process takes many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Although the Company may consult the FDA for guidance in developing protocols for clinical trials, despite such consultation, the FDA may find the clinical trials inadequate or not well-controlled. They may also reject the results of those trials altogether. In addition, delays or rejections of applications for regulatory approval may result from changes in or additions to FDA regulations concerning the drug approval process. Thus, regulatory reviews may be untimely and regulatory approvals could be denied for products that the Company develops. Even if regulatory approval of a product is obtained in the United States or in a foreign country, the approval will be limited as to the indicated uses for which it may be promoted or marketed. In addition, a marketed drug, its bulk chemical supplier, its manufacturer, and its manufacturing facilities are subject to continual regulatory review and periodic inspections, and later discovery of previously unknown problems with a product, supplier, manufacturer, or facility may result in restrictions on such products or manufacturers, which may require a withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements in the United States or abroad can, among other things, result in fines, suspensions of regulatory approvals, seizure of products, product recalls, operating restrictions, and criminal prosecution, any of which could have a material adverse effect on Kos.
     Outside the United States, the Company’s research and development activities, preclinical studies, clinical trials, and the manufacturing and marketing of the Company’s products are subject to extensive foreign regulation. In the European Union, the approval of new drugs is governed by the central approval or mutual recognition procedures of the European Medicines Evaluation Agency. In 1999, the Company received marketing approval for Niaspan in the United Kingdom, and in 2002, submitted Advicor for marketing approval in the United Kingdom. Under the Merck Agreement, the Company is responsible for obtaining initial marketing authorization for the Niaspan and Advicor products in the European Union. There could be delays or rejections in applications for regulatory approval in Europe and in other countries, as well a requirement of completion of additional preclinical and clinical studies. The process of obtaining regulatory approval could be costly. In addition, the Company’s competitors may obtain regulatory approval for similar products. Furthermore, individual countries will have pricing, third party reimbursement and labeling approvals necessary for the manufacture, distribution, use and sale of products with which the Company must comply. Moreover, because the legislative and regulatory environment continues to evolve in the United States and abroad, it is difficult to predict the impact of legislation and regulations on the Company and its products.
     The Company is also subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the United States Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance.
     In February 2005, Kos learned that the Office of the Inspector General of the U.S. Department of Health and Human Services, referred to as the OIG, in conjunction with the U.S. Department of Justice, is conducting an investigation of Kos’ marketing and sales practices. It appears that the investigation arises out of allegations that Kos engaged in potentially improper sales and marketing practices. The Company believes that the federal investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act, which permits private individuals to bring confidential actions on behalf of the government. Because any qui tam complaint, if filed, is under seal, the Company has not been able to review it.

     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos, referred to as the Wisconsin Subpoena. The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos, referred to as the Louisiana Subpoena. Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer price, referred to as AMP, and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8, referred to as Best Price. Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.
     The inquiries described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the matters discussed above. While Kos believes that it is currently in substantial compliance with health care and other laws applicable to Kos, the information requested by the investigating authorities is not limited to Kos’ current business operations or practices but extends back to 1997 in the case of the Louisiana Subpoena and 2000 in the case of the Wisconsin Subpoena. Kos has compliance measures in place that are designed to maintain compliance with regulatory requirements, but there can be no assurance that such compliance measures are, or have been, sufficient or that employees will not deviate, or have not deviated in the past, from the Company’s policies and legal requirements in such a way that it would have a material adverse effect on Kos’ ability to defend any proceedings brought by the OIG, the U.S. Department of Justice, or any qui tam relator or others. Currently, management cannot predict the timing or outcome of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, and results of operations. An adverse outcome in any one of the matters described above could result in substantial civil and/or criminal fines, other monetary damages, material changes to Kos’ business practices, and exclusion from federal healthcare programs. As a result, such matters could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

Manufacturing
     The Company’s manufacturing facilities, and those of its third party manufacturers, are and will continue to be subject to, ongoing, periodic inspection by the FDA, state and other countries’ agencies to ensure, among other things, compliance with current good manufacturing practices. The Company’s (and its suppliers’) failure to follow and document adherence to such current good manufacturing practices regulations or other regulatory requirements may lead to significant delays in the availability of the Company’s products for commercial use or clinical study, may result in the termination or hold of a clinical study, or may delay or prevent filing or approval of marketing applications for Kos’ products.
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
     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its products to meet the demands of its customers, or to fulfill orders from its international marketing partners. The Company’s failure for any reason to manufacture and supply sufficient quantities of its products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. The Company currently has a qualified contract manufacturer for certain of its products. The Company also has certain qualified backup manufacturing capability under the Barr License and Manufacturing Agreement.
     Failure to comply with applicable manufacturing regulations could also result in sanctions being imposed on the Company, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of the Company’s products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm the Company’s business. If the Company is unable to manufacture its products for any reason, the Company’s options for outsourcing manufacturing are currently limited. It would take a substantial period of time for a contract manufacturing facility, other than Barr, that has not been producing the Company’s particular products to begin producing them under current good manufacturing practices regulations.
Limited Manufacturing Experience; Risk of Scale-Up
     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that the FDA has inspected and approved for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, Barr has a facility standing ready to manufacture these products, when and if approved, and Niaspan 500mg has been approved for manufacture and is being manufactured in a third party manufacturer’s facility, the Company or its third party suppliers may identify inefficiencies or other problems that may exist in the manufacturing process. The Company or its third party suppliers may need to further scale-up some of their respective current manufacturing processes to achieve production levels consistent with the commercial sale of the

Company’s products. Further, modifications to the Company’s or its third party suppliers’ facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies, including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s or its third party suppliers’ failure to successfully further scale-up, expand in connection with manufacture for commercial sale, or modify the Company’s manufacturing process or to comply with current good manufacturing practices regulations and other regulations could delay the approval of the Company’s products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on the Company. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.
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
     On March 31, 2005, Inyx acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., an affiliate of Aventis Pharmaceuticals Inc., that had previously agreed to a five-year manufacturing commitment to produce Azmacort for the Company. In connection with this acquisition, the Company and Inyx agreed to, among other things, a new ten-year term to produce Azmacort for the Company. The Company relies solely on Inyx to manufacture and supply adequate quantities of the finished Azmacort product, and the Company cannot provide any assurances that Inyx will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and Inyx is inexperienced in its production. Moreover, the production of Azmacort requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort product to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Inyx, or Inyx’s suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Inyx may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Inyx and other third party manufacturers and their suppliers for the manufacture and supply of the finished Azmacort, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future.
     The Company also relies solely on third party suppliers to manufacture and supply adequate quantities of the finished Cardizem LA, Teveten, and Teveten HCT products. As such, the Company cannot provide any assurances that such third party suppliers will be able to produce sufficient quantities of such products to meet the Company’s requirements.

     Any interruption of supply, for any reason, of the finished Azmacort, Cardizem LA, Teveten or Teveten HCT products to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.
Best Price and Other Potential Price Reporting Issues
     On or around January 31, 2006, the Company notified CMS that in calculating the Medicaid rebate pricing components for its products for the fourth quarter of fiscal 2005, the Company determined that the calculation of Best Price should be adjusted. Consequently, the Best Price reported for the Company’s products for fourth quarter 2005 reflect this cumulative adjustment. The Company also reported to CMS that the Company is reviewing its price reporting methodologies and their application to the Company’s current fiscal quarter and for earlier quarters and that, after completing this review, it would report to CMS when the Company determined what, if any, recalculations should be made. Based on the outcome of the Company’s review of its price reporting methodologies, the Company may be required to revise the prices reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and to pay the corresponding revised rebate liability amounts under those programs for prior periods. The Company cannot provide assurance that such amounts will not be material or that the Company will not be subjected to the imposition of fines, penalties, and injunctive or administrative remedies as a result of a failure to correctly calculate the Best Price, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
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
     During the last few years, in an effort to minimize the fluctuation of wholesaler and distributors’ buying patterns, many companies in the pharmaceutical industry have been establishing inventory management agreements, referred to as IMAs, between the manufacturers and their wholesalers and distributors.
     Through February 22, 2006, Kos had executed IMAs with three of its largest customers. In addition, Kos believes that it has employed a disciplined methodology to approximately match patient demand for its marketed products to product shipments made to its other wholesale and distribution customers. The Company believes it is beneficial to enter into IMAs to establish specified levels of product inventory to be maintained by its direct customers and to obtain more precise information as to the level of Kos product inventory available throughout the product distribution channel. The Company also plans to enter similar agreements with certain of its other wholesalers and distributors. These IMAs could impose additional costs or revenue deductions on Kos. The Company’s ability to enter into additional mutually beneficial IMAs is dependent, among other things, on its ability to negotiate acceptable agreement terms with its customers, and on the commercial success of its products. There can be no assurances that the Company will be able to successfully negotiate and enter into additional IMAs on terms acceptable to Kos with all of its other wholesale customers. If additional IMAs cannot be successfully negotiated with some of its wholesale customers, the Company may not be able to maintain existing product wholesale distribution arrangements without an active IMA and the Company’s product distribution channel, revenues, profits and cash flows may be disrupted. The Company may also be forced to reduce the number of its wholesale customers to those willing to continue distributing the Company’s products through existing wholesale distribution arrangements, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. Even if the Company is successful in entering into mutually beneficial IMAs, the Company cannot be certain that the IMAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory, that the inventory level data provided through its IMAs are accurate, or that inventory levels will match end-user demand. If speculative purchasing does occur, if inventory level data provided through IMAs is inaccurate, or if purchases do not match actual end-user demand, the Company’s business, financial condition, cash flows and results of operations may also be adversely affected. Furthermore, the Company’s current IMAs require that the respective wholesalers maintain a certain level of the Company’s inventory. The Company currently believes that this inventory level requirement may result in a reduction of inventory in the Company’s distribution channels during the year ended December 31, 2006, equivalent to approximately $45 million in net sales.
Risk of Product Liability Claims; No Assurance of Adequate Insurance
     Manufacturing, marketing, selling, and testing the products comprising the Company’s Product Portfolio and the Company’s products under development or to be acquired or licensed, entails a risk of product liability. On August 8, 2001, Bayer AG, removed its statin product, Baycol, from the market because of multiple deaths attributed to a rare form of a muscle disorder called rhabdomyolysis. As a result of the removal of Baycol from the market, the side affects of statin products have been subject to increased scrutiny. Although the FDA has approved the statin component of Advicor, it has been marketed for nearly 18 years, and is a different drug compound than the drug compounds used in Baycol, to the extent that patients who take Advicor develop serious adverse side affects, such as rhabdomyolysis, or associate the adverse events that some Baycol patients experience with all other statin products, including the Company’s Advicor product, it would have a material adverse effect on the Company’s business. The Company could be subject to product liability claims if its products or products under development fail to perform as intended. Even unsuccessful claims could result in (1) the expenditure of substantial funds in litigation, (2) the diversion of management time and resources, and (3) damage to the Company’s reputation and marketability of its products. While the Company currently maintains liability insurance, the Company may not be able to maintain such insurance at a commercially reasonable cost. If a successful claim were made against the Company, and the amount of insurance were inadequate to cover the costs of defending against or paying such a claim, or the damages Kos had to pay, the Company would experience a material adverse effect on its business, financial condition, and results of operations.
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

	High	Low
Year Ended December 31, 2002

First Quarter	$35.27	$19.30
Second Quarter	29.16	15.50
Third Quarter	20.70	10.03
Fourth Quarter	24.16	10.38

Year Ended December 31, 2003

First Quarter	$20.89	$15.51
Second Quarter	27.10	16.79
Third Quarter	42.86	22.50
Fourth Quarter	47.73	32.42

Year Ended December 31, 2004

First Quarter	$59.41	$37.06
Second Quarter	44.40	29.55
Third Quarter	39.41	28.00
Fourth Quarter	45.74	33.45

Year Ended December 31, 2005

First Quarter	$42.66	$30.30
Second Quarter	68.60	41.53
Third Quarter	78.40	63.26
Fourth Quarter	73.56	49.10
     Among other factors, the following occurrences may have a significant impact on the market price of the Company’s Common Stock:
•	the sale by the Company’s controlling shareholder or members of the Company’s management of shares of Common Stock;

•	announcements of technological innovations or new commercial products by the Company or its competitors;

•	developments or disputes concerning patent or proprietary rights;

•	the outcome of the litigation between Biovail and Andrx;

•	publicity regarding actual or potential medical results relating to products comprising the Company’s Product Portfolio or to products under development by Kos or its competitors;

•	regulatory developments in either the United States or foreign countries;

•	public concern as to the safety of pharmaceutical and biotechnology products;

•	economic and other external factors;

•	the trend of prescriptions for the products comprising the Company’s Product Portfolio and the period-to-period fluctuations in sales or other financial results;

•	the Company’s ability to maintain coverage of its products by government agencies and the effects of the loss of such coverage with such agencies, such as CMS;

•	the outcome of the investigation by the Inspector General of the United States Department of Health and Human Services in conjunction with the United States Department of Justice; and

•	the outcome of the Company’s review of its price reporting methodologies in connection with Medicaid rebates.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     The Company leased the following properties as of December 31, 2005:

			Lease Expiration
			(Including Renewal	Minimum Annual
Location	Use	Square Feet	Options)	Rent
Cranbury, NJ	Corporate, research and admin. offices	90,000	June 2014	$2,760,000

Hollywood, FL	Manufacturing, research and admin. offices	23,500	November 2007	381,000

Weston, FL*	Research and admin. offices	51,900	October 2008	896,000

Edison, NJ	Manufacturing, research, and admin. offices	47,500	October 2009	341,000

Raleigh, NC	Device engineering offices	6,000	August 2009	74,000
     *On September 30, 2005, the Company entered into a lease agreement for a new research and administration facility with the landlord of the current facility in Weston, FL (the “New Office Lease”). The New Office Lease provides that upon the completion of construction of the premises subject to the lease, the Company will move into the premises and the current lease will be terminated. The New Office Lease is for approximately 96,000 square feet, has a minimum annual rent in the first year of approximately $1.8 million and expires (including renewal options) in June 2023. The Company anticipates that its transition into the new premises will be completed by June 1, 2006.
     The Company believes that its existing facilities are adequate to meet its current needs and that there is sufficient additional space at, or in close proximity to, its present facilities to accommodate its near-term requirements.
ITEM 3. LEGAL PROCEEDINGS.
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, and that the ‘505 patent was invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
     On August 10, 2005, a lawsuit against Andrx in Biovail’s name was commenced in the United States District Court for the District of Delaware (Civil Action No. 05-586). The complaint averred that Andrx’s filing of its ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Upon receiving a second Paragraph IV certification from Andrx directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by an amendment to Andrx’s ANDA, on October 14, 2005, a second complaint was filed in Biovail’s name in the United States District Court for the District of Delaware (Civil Action No. 05-730). The complaint averred that Andrx’s Amended ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
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
     In February 2005, Kos learned that the Office of the Inspector General of the United States Department of Health and Human Services (the “OIG”) in conjunction with the United States Department of Justice, is conducting an investigation of Kos’ marketing and sales practices. It appears that the investigation arises out of allegations that Kos engaged in potentially improper sales and marketing practices. The Company believes that the federal investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act, which permits private individuals to bring confidential actions on behalf of the government. Because any qui tam complaint, if filed, is under seal, the Company has not been able to review it.
     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos (the “Wisconsin Subpoena”). The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos (the “Louisiana Subpoena”). Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer prices (“AMP”) and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8 (“Best Price”). Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.
     The inquiries described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the matters discussed above. While Kos believes that it is currently in substantial compliance with health care and other laws applicable to Kos, the information requested by the investigating authorities is not limited to Kos’ current business operations or practices but extends back to 1997 in the case of the Louisiana Subpoena and 2000 in the case of the Wisconsin Subpoena. Kos has compliance measures in place that are designed to maintain compliance with regulatory requirements, but there can be no assurance that such compliance measures are, or have been, sufficient or that employees will not deviate, or have not deviated in the past, from the Company’s policies and legal requirements in such a way that it would have a material adverse effect on Kos’ ability to defend any proceedings brought by the OIG, the U.S. Department of Justice, or any qui

tam relator or others. Currently, management cannot predict the timing or outcome of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, and results of operations. An adverse outcome in any one of the matters described above could result in substantial civil and/or criminal fines, other monetary damages, material changes to Kos’ business practices, and exclusion from federal healthcare programs. As a result, such matters could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     The Company is subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the United States Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance.
     From time to time, the Company is a party to other legal proceedings in the course of its business. The Company, however, does not expect such other legal proceedings to have a material adverse effect on its business or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s Common Stock, par value $.01 per share, commenced trading on March 7, 1997, on the Nasdaq National Market under the symbol “KOSP”. As of March 1, 2006, there were 448 shareholders of record of the Company’s Common Stock.
     The following table sets forth, for the fiscal periods indicated, the range of high and low prices for trades of the Company’s Common Stock on the Nasdaq National Market System.

Year Ended December 31, 2005	High	Low
First Quarter	$42.66	$30.30
Second Quarter	68.60	41.53
Third Quarter	78.40	63.26
Fourth Quarter	73.56	49.10

Year Ended December 31, 2004	High	Low
First Quarter	$59.41	$37.06
Second Quarter	44.40	29.55
Third Quarter	39.41	28.00
Fourth Quarter	45.74	33.45
     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
     The following selected consolidated financial data of the Company for the five years ended December 31, 2005, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share data)
Statement of Operations:
Net sales(1)	$746,197	$495,545	$293,907	$172,693	$84,227
Licensing revenue	5,503	1,559	—	—	7,220

Total revenue	751,700	497,104	293,907	172,693	91,447
Cost of sales(2)	81,295	36,926	20,038	15,362	7,646

	670,405	460,178	273,869	157,331	83,801

Operating expenses:
Research and development(3)	123,235	111,064	52,203	43,981	30,974
Selling, general and administrative	366,137	235,718	156,469	130,145	83,587

Total operating expenses(4)	489,372	346,782	208,672	174,126	114,561

Income (loss) from operations	181,033	113,396	65,197	(16,795)	(30,760)
Other expense (income):
Interest income, net	(8,385)	(2,388)	(614)	(160)	(242)
Interest expense,-related parties	520	1,209	3,316	4,038	6,051
Interest expense,-other	70	8	4	7	30
Other expense (income)(4)	215	(3,576)	198	136	(38,985)

Total other expense (income)	(7,580)	(4,747)	2,904	4,021	(33,146)

Income (loss) before provision for / (benefit from) income taxes(1)	188,613	118,143	62,293	(20,816)	2,386
Provision for / (benefit from) income taxes	70,510	(24,176)	2,879	—	—

Net income (loss) (1)	$118,103	$142,319	$59,414	$(20,816)	$2,386

Earnings (loss) per share(5)
Basic	$2.71	$3.76	$2.71	$(1.01)	$0.12
Diluted	2.46	3.13	1.53	(1.01)	0.10

Weighted average Common Stock and Common Stock equivalents used in computing earnings (loss) per share(5)
Basic	43,528,173	37,897,597	21,913,928	20,582,205	20,221,089
Diluted	48,292,906	45,835,563	41,033,325	20,582,205	22,798,632

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet:
Cash and marketable securities	$412,736	$258,703	$259,958	$19,572	$45,319
Working capital (deficit)	392,193	254,220	248,059	(54,644)	27,160
Total assets	909,754	586,926	335,521	69,441	82,941
Total long-term liabilities(6)	21,122	14,996	30,000	34,025	95,082
Accumulated earnings (deficit)	26,475	(91,628)	(233,947)	(293,361)	(272,545)
Shareholders’ equity (deficit)	678,359	435,142	239,627	(74,709)	(58,439)

(1)	For 2003, includes the effect of an $11.1 million revenue benefit and $9.9 million benefit to income before provision for income taxes resulting from a change in accounting estimate. For 2005, includes a $17.0 million increase in revenue and a $7.9 million increase in net income resulting from a change in accounting estimate. See Note 2 of Notes to Consolidated Financial Statements for information concerning these changes in accounting estimate relating to revenue recognition.

(2)	See Note 6 of Notes to Consolidated Financial Statements for information regarding certain amortization amounts excluded from cost of sales for the years ended December 31, 2005 and 2004.

(3)	For 2004, includes the effect of the $38.0 million Azmacort In-process R&D write-off. For 2005, includes the effect of the $14.2 million Jerini Licensing Payment, the $4.0 million Arisaph write-off, and the $2.8 million Cardizem Combination Product In-process R&D Write-off.

(4)	For 2001, includes the effect of a $45.0 million settlement received from Bristol-Myers Squibb Company, of which $6.0 million was recorded as reimbursement of operating expenses and $39.0 million as other income. For 2004, includes the effect of a $6.0 million settlement received from Andrx, of which $2.0 million was recorded as reimbursement of operating expenses and $4.0 million as other income.

(5)	See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of earnings (loss) per share.

(6)	For 2004, excludes $19.0 million of debt due to Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, as such debt matured on June 30, 2005. For 2002, excludes $50.0 million of debt due to Michael Jaharis, as such debt matured on December 31, 2003.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own sales force and co-promotion partners in the United States, through its commercialization partner in Canada and through its commercialization partner and license arrangements outside of the United States, Canada and Japan.
     On March 8, 2004, the Company announced that it had entered into a product acquisition agreement with Aventis Pharmaceuticals Holdings Inc. (the “Azmacort Acquisition Agreement”) and a finished product supply agreement (the “Azmacort Supply Agreement” and together with the Azmacort Acquisition Agreement, the “Aventis Agreements”) with Aventis Pharmaceuticals Inc. (collectively with Aventis Pharmaceutical Holdings Inc., “Aventis”) to acquire global rights to the Azmacort® (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004.
     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (the “Barr Settlement and License Agreement”, and collectively, the “Barr Agreements”) with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr stands ready to supply Kos Life Sciences, Inc. (“KLS”), a wholly-owned subsidiary of Kos, certain quantities of Niaspan and Advicor tablets, under or pursuant to Barr’s Abbreviated New Drug Applications (“ANDAs”), as and when approved, and granted KLS a license to use, market and sell, at a future date, Barr’s versions of the Company’s Niaspan and Advicor products, as and when approved, in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with Food and Drug Administration (“FDA”) current Good Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch a generic version of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire KLS patent. Pursuant to the Duramed Co-promotion Agreement, Duramed Pharmaceuticals, Inc. (“Duramed”), an affiliate of Barr, promotes the Company’s Niaspan and Advicor products to physicians who mostly specialize in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps.
     On May 2, 2005, KLS entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, Kos acquired the rights to the Teveten® (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem® LA (diltiazem hydrochloride) product in the United States. The Company began recording revenue for sales related to the Teveten Products and Cardizem LA in May 2005.
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation had filed with the FDA an ANDA that would, if approved, allow Andrx Corporation to market a generic version of the Cardizem LA product. On August 10, 2005, a lawsuit alleging patent infringement against Andrx

Pharmaceuticals, L.L.C. and Andrx Corporation (collectively “Andrx”) in Biovail’s name was commenced in the United States District Court for the District of Delaware (“Delaware District Court”). Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA, on October 14, 2005, a second complaint alleging additional patent infringement was filed in Biovail’s name in the Delaware District Court. These two civil actions have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and the trial is scheduled for April 9, 2007. These dates, however, may change.
     On November 6, 2005, KLS entered into an exclusive Collaboration and License Agreement (the “Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million (the “Jerini Investment”).
     The Company’s cardiovascular products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.
     The Company’s core business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety or patient compliance advantages compared with existing formulations of such products. Kos has also begun to gradually broaden its business strategy to involve greater measured investments and focus on the research and development of new chemical entities, with an initial focus in the area of modulators of HDL cholesterol, treatments for atherosclerosis and gastric retention technology.
     The core elements of Kos’ current business strategy are as follows:
(i)	develop or acquire products with unrealized commercial potential where safety or patient compliance may be improved or where greater utilization of a product could be attained through increasing the awareness of the product’s features and benefits;

(ii)	focus on the large, rapidly growing cardiovascular, metabolic and respiratory markets, which include many chronic diseases requiring long-term therapy;

(iii)	develop proprietary formulations of currently approved pharmaceutical compounds;

(iv)	make measured investments in new chemical entity research through sponsored research programs, scientific in-licensing and corporate development activities;

(v)	manage internally the clinical development of its products, or where necessary or prudent, using contract research organizations;

(vi)	manufacture its products internally, or where necessary or prudent, through its partners or using a third party manufacturer;

(vii)	market its products directly through the Company’s sales forces, which Kos may supplement with one or more contract sales organizations or other partners and through co-promotion and other strategic alliances, to extend the marketing reach of the Company to new patients; and

(viii)	leverage its core competencies through corporate and academic alliances.
     In measuring the Company’s results of operations, management’s primary focus has been on revenue growth of the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $551.2 million for the year ended December 31, 2005, from $427.3 million in 2004 . This 29.0% increase in Niaspan and Advicor net sales was primarily attributable to increases in unit volume and prices for the Company’s products during the 2005 period . As mentioned above, the Company began recording Azmacort revenue in April 2004 and Cardizem LA, Teveten and Teveten HCT revenue in May 2005. Azmacort net sales for the year ended December 31, 2005, totaled $103.2 million, compared to $68.3 million for the 2004 period. Cardizem LA, Teveten and Teveten HCT net sales for the year ended December 31, 2005, totaled $69.7 million and $22.1 million, respectively. Net income for the year ended December 31, 2005, was $118.1 million compared to net income of $142.3 million in 2004.
     Because Kos’ current business strategy is principally dependent on the reformulation of existing compounds or the development or acquisition of synergistic products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular, metabolic and respiratory treatments . As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. In addition, the Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.
General
     A predecessor corporation to the Company was formed in July 1988, under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products . In June 1993, Aeropharm Technology, Inc., now Aeropharm Technology, LLC (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases . During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities, and intellectual property, other than certain net operating loss carryforwards, to the Company. Accordingly, all references in this Form 10-K filing to the Company’s business include the business and operations of Holdings until June 30, 1996.
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through December 31, 2005, the Company had retained earnings from operations of approximately $26.5 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards (“NOLs”) amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of December 31, 2005, the Company had approximately $85.2 million of NOLs.

     On July 28, 1997, Kos received clearance from the FDA to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is a once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. The Company and a co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), currently market Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. The Company’s co-promotion arrangement with Takeda expires December 31, 2006. While Kos is assessing the benefits of a potential extension of the co-promotion agreement with Takeda, the Company has made a strategic decision to increase the size of the Kos sales force in 2006, to fully maximize the commercial opportunities available to the Company. In addition, another co-promotion partner, Duramed, also markets Niaspan in the United States directly to physicians and healthcare professionals who specialize in women’s health.
     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marked the first time that the FDA had approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with Niaspan, Kos and Takeda market Advicor directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications and Duramed markets Advicor to physicians and healthcare professionals specializing in women’s health.
     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc. agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis affiliate responsible for manufacturing Azmacort, and agreed, among other things, to produce and supply Azmacort for a period of ten years. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $38.0 million for the value of in-process research and development, $7.0 million for the value of inventory, and $6.7 million for the value of certain other intangibles. The $38.0 million value assigned to in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying consolidated statement of income for the year ended December 31, 2004 (the “Azmacort In-process R&D Write-off”). The Azmacort In-process R&D Write-off resulted in the Company also recording a $14.4 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from 5 to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists and to selected primary care physicians.
     The Azmacort In-process R&D Write-off was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a chlorofluorocarbon (“CFC”)-based propellant and, consequently, to the knowledge of the Company, should not contribute to the depletion of the Earth’s Ozone Layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the United States Congress into law in Title VI of the Clean Air Act, the production of CFCs in the United States was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the United States will eventually need to phase out CFC-propelled Metered Dose Inhalers.
     Although Azmacort HFA had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations.
     The Company believes it may need to invest up to approximately $12.0 million during the 2006-2008 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin in late 2008 to early 2009. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.
     On February 1, 2005, the Company paid $4.0 million of a proposed aggregate $8.0 million investment in Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”), through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4.0 million of Series F Preferred Stock. Upon completion of the additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, Kos would have an approximately 24% fully diluted ownership interest in Arisaph. Additionally, the principal stockholder of Arisaph, which is a limited partnership (the “Arisaph Limited Partnership”) formed by Mary Jaharis, the wife of Michael Jaharis, the principal stockholder and Chairman Emeritus of Kos, is investing an additional $8.0 million on similar terms and conditions as the Kos investment as part of a $16.0 million round of financing for Arisaph. The Arisaph Limited Partnership currently owns, or has the right to vote, approximately 47% of the outstanding common stock of Arisaph on a fully diluted basis. Upon completion of the Arisaph Limited Partnership additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, the Arisaph Limited Partnership would have an approximately 42% of fully diluted ownership interest in Arisaph. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has appointed Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, all directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors. In connection with the closing of the initial investment in Arisaph, Christopher P. Kiritsy, Kos’ former Executive Vice President, Corporate Development and Chief Financial Officer, accepted the position of President and Chief Executive Officer of Arisaph and resigned as Executive Vice President, Corporate Development and Chief Financial Officer of Kos effective on May 20, 2005.
     After considering the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public

Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Arisaph (the “Arisaph Write-off”). Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of income for the year ended December 31, 2005.
     As described above, on April 12, 2005, the Company entered into the Duramed Co-promotion Agreement, the Barr License and Manufacturing Agreement, and the Barr Settlement and License Agreement with Barr. The Barr Settlement and License Agreement resolved the patent litigation involving the Company’s Niaspan products. The United States District Court for the Southern District of New York subsequently entered into a Consent Dismissal Without Prejudice dismissing the litigation between the Company and Barr.
     The Duramed Co-promotion Agreement provides that the Company and Duramed, a subsidiary of Barr, will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (the “Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company trained a Duramed specialty sales force, which has begun to promote the Products. In consideration of the co-promotion, the Company pays Duramed royalties based on quarterly and yearly net sales of the Products, subject to certain maximum sales levels.
     Pursuant to the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply KLS quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s ANDAs. Under the terms of the Barr License and Manufacturing Agreement, Barr granted Kos a license to use, market and sell Barr’s versions of the Company’s current Niaspan and Advicor products as and when approved in the United States. Barr received an initial license fee and will receive quarterly payments to remain compliant with FDA cGMP and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed-upon supply price.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch generic versions of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the Products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire KLS patent. Upon such future launch, Barr would pay the Company a royalty equal to a portion of profits generated from the sales of generic versions of the Products. As part of the settlement, Barr stipulated that the Company’s Niaspan patents in suit are valid and enforceable and that Barr infringed those patents.
     As previously described, on May 2, 2005, pursuant to the Biovail Agreements, the Company acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive sales and marketing rights to the Cardizem LA (diltiazem hydrochloride) product in the United States. The preliminary purchase price allocation resulted in the recording of intangible assets of $44.4 million for the value of the Teveten Products developed and core technology, $4.2 million for the value of the Teveten trade name, $49.0 million for the value of the Cardizem LA product, $2.3 million of goodwill, $2.8 million for the value of a proposed Cardizem LA with enalapril combination product currently in development (the “Cardizem

Combination Product”) and $3.3 million for the value of inventory. The $2.8 million value assigned to the Cardizem Combination Product in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying consolidated statement of income for the year ended December 31, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording a $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off. The remaining intangible assets are being amortized over their estimated lives, ranging from 9 to 17 years. The Company began detailing the Cardizem LA, Teveten, and Teveten HCT products in June 2005 and currently markets such products in the United States directly to specialist and primary care physicians.
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
     As described above, on November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. Under the Jerini Agreement, KLS paid the Jerini Licensing Payment of approximately $14.2 million which is recorded in the Company’s statement of income as a research and development expense for the year ended December 31, 2005. Additionally, Kos consummated the Jerini Investment by purchasing 3,125,000 shares of Jerini AG for approximately $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate will be responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma, will be responsible for the regulatory affairs relating to such products, will make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate has the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma. The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.
Recent Developments
     On February 22, 2006, the Company entered into a third Inventory Management Agreement (“IMA”) with another of its three largest customers. Accordingly, the Company had signed IMAs with its three largest customers as of such date.
     On February 28, 2006, each of the Audit Committee and the Governance, Compliance and Nominating Committee of the Board of Directors (collectively, the “Committees”) of the Company approved limited and occasional use of a private jet fractionally-owned by Michael Jaharis, the Company’s Chairman Emeritus and principal shareholder, or an entity under his control, to transport members of the Company’s board of directors and senior management accompanying Mr. Jaharis to or from Company-related meetings or for Company-related business.
     The Committees determined that there may be instances when the Company would derive substantial benefits as a result of having members of its board of directors and senior management travel via private jet. The Committees considered a number of situations when commercial airline travel may be impracticable or when the business interests of the Company would be served by having members of management or the board travel together by private jet, as a result of time saved, more productive use of time, confidentiality of discussions, and other circumstances when the business interests of the Company would be served. For such occasions, the Committees authorized reimbursement for a pro rata portion of the actual hourly costs to operate the jet multiplied by the number of hours attributable to Company-related business, taking into account the number of Company personnel and/or board members traveling on board with Mr. Jaharis, and provided that reimbursement will in no event exceed the actual cost for use and operation of the jet. The Committees will monitor the Company’s use of and reimbursement for the jet on an ongoing basis to ensure such use and reimbursement is reasonable and consistent with the Company’s policies and practices.
Results of Operations
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Form 10-K . The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, issues related to price reporting to the government under various federal programs (including the Medicaid program), accounting for income taxes, and management’s estimate of the useful lives and realizability of recorded intangible assets.
Revenue Recognition
     The Company’s total revenues include net sales and licensing revenue. Revenues from net sales and the related cost of goods sold are recognized at the time that product is accepted by the Company’s customers. Revenue and the related cost of goods sold are not recognized if the Company believes that there is excess inventory in the distribution channel, taking into account, among other things, product return history, prescription data and data obtained through the Company’s IMAs (see IMA discussion below).
     The Company recognizes licensing revenue when the obligations associated with the earning of such revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of such revenue remain, the Company defers all or a portion of the payment, whether or not it is refundable, and recognizes such amount over future periods after the remaining services have been rendered or delivery has occurred and the amounts are fixed or determinable. The Company’s policy related to licensing revenue resulting from milestone and upfront payments under the Merck Agreement is to recognize such licensing revenue using a proportional-performance revenue recognition method.
     Price reporting to the government under the Medicaid program bears directly on the calculation and payment of Medicaid rebates, which the Company may owe. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on Kos’ analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates and chargebacks represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes. The Company has discovered an error in its calculation of Best Price (“Best Price”), has informed the government of that error, and has retained the necessary external expertise to thoroughly evaluate the methodologies used to report prices to the various applicable government programs. This methodology review could lead to the identification of additional errors or other changes that might increase the Company’s rebate or other financial obligations under the government programs in which it or its products participate.
     The most pertinent inputs used in the estimation of the Company sales allowances and accruals, and product inventory levels in its distribution channel (as discussed below), include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product Best Price (as calculated by the Company based on its available data), and Average Manufacturer Price (“AMP”) (as calculated by the Company based on its available data). Of these inputs, anticipated prescription data and AMP require significant estimation and/or the application of methodologies in order to ensure that they meet various accounting and price reporting requirements. The following table reflects the potential impact to revenue for the year ended December 31, 2005, based upon various combinations of these reasonably likely outcomes in estimated prescription data and AMP (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):

Impact on Niaspan, Advicor, Azmacort, Cardizem
Teveten and Teveten HCT Revenue
Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)

		Prescription Variance
		(5%)	(3%)	(1%)	0%	1%	3%	5%
AMP Variance	(5%)	$(1.9)	$(2.0)	$(2.1)	$(2.2)	$(2.2)	$(2.3)	$(2.4)
	(3%)	(1.1)	(1.2)	(1.3)	(1.3)	(1.4)	(1.5)	(1.6)
	(1%)	(0.2)	(0.3)	(0.4)	(0.5)	(0.5)	(0.6)	(0.7)
	0%	0.2	0.1	—	—	—	(0.1)	(0.2)
	1%	0.8	0.7	0.6	0.5	0.5	0.4	0.3
	3%	1.9	1.8	1.7	1.7	1.6	1.5	1.4
	5%	3.0	2.9	2.8	2.8	2.7	2.6	2.5
     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Other than the changes described below associated with the Company’s estimate of its product return exposure during the first quarter of 2003, the adjustment to the deferred tax asset valuation allowance as a result of the change in judgment about the realizability of such asset, and the change in inventory level estimate during the fourth quarter of 2005, such changes to these estimates have not been material to the Company’s results of operations during the years ended December 31, 2005, 2004 and 2003.
     The Company periodically evaluates the volume of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its internally-developed products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel (see further discussion of inventory levels below) that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for the Niaspan and Advicor products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns. This change in accounting estimate resulted in the Company recognizing as revenue all product shipments made during the quarter ended March 31, 2003, as well as $11.1 million of prior period product shipments not recognized as revenue because of Kos’ previous product return risk exposure estimates. The impact of this change in estimate increased the Company’s reported revenues, net income, and basic and diluted earnings per share by $11.1 million, $9.9 million, and $0.45 per share and $0.24 per share, respectively, for the year ended December 31, 2003. The Company will continue to monitor wholesaler inventory levels, and, if the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.
     During the fourth quarter of 2005 and first quarter of 2006, the Company signed IMAs with its three largest customers. These agreements have enhanced the Company’s ability to monitor inventory levels for marketed products and, as a result, the Company amended its estimates for inventory levels in the distribution channel as of December 31, 2005. Prior to signing its IMAs, the Company estimated inventory levels using net sales and estimated withdrawals (using prescription data) from the marketplace. The impact of this change in estimate resulted in an increase in net sales, net income and basic and diluted earnings per share for the year ended December 31, 2005 of $17.0 million, $7.9 million, and $0.18 per share and $0.17 per share, respectively. The Company believes that the IMAs provide for a more precise and accurate estimate of product inventory in its distribution channel by allowing direct access to product inventory held by its top three customers, which accounted for approximately 81% of total revenue in 2005. The Company further believes that IMAs may result in a reduction of inventory in the Company’s distribution channels during the year ended December 31, 2006, equivalent to approximately $45 million in net sales.
Income Taxes
     The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.
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
     Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, is reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004, includes the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate for the period and $3.9 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the Azmacort In-process R&D Write-off. At December 31, 2004, the Company had a remaining valuation allowance of approximately $4.2 million. For the year ended December 31, 2005, the $70.5 million provision for income taxes in the accompanying condensed consolidated statement of operations includes the reversal of $0.4 million of valuation allowance.
     Included in the Company’s $54.5 million of net deferred tax assets as of December 31, 2004, were $12.5 million of federal NOLs available to offset future federal taxable income and $152.9 million of state NOLs available to offset future state taxable income. In addition, the Company had $4.7 million of other tax credits to offset future federal income tax. As of December 31, 2005, the Company had approximately $85.2 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2006 and 2022. Deferred tax assets, net, as of December 31, 2005, totaled approximately $66.1 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.
     As of December 31, 2005, the Company had other liabilities of $7.9 million related to uncertain tax positions. The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.

Intangible Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
     Goodwill is evaluated at least annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. SFAS 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value.
     The Company did not recognize any impairment losses related to its intangible assets or goodwill during the years ended December 31, 2005, 2004 and 2003.
     The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.
Years Ended December 31, 2005 and 2004
     The Company’s net revenue increased 51.2% to $751.7 million for the year ended December 31, 2005, from $497.1 million in 2004. Revenues by product for the years ended December 31, 2005 and 2004 and the respective change of the 2005 period over the prior year period were as follows:

	Years Ended December 31,
		% of		% of	%
	2005	Revenues	2004	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$435.2	57.9	$319.1	64.2	36.4
Advicor	116.0	15.4	108.2	21.8	7.2
Azmacort	103.2	13.7	68.3	13.7	51.1
Cardizem	69.7	9.3	—	—	N/A
All Teveten	22.1	3.0	—	—	N/A
Other	5.5	0.7	1.5	0.3	266.7

	$751.7	100.0	$497.1	100.0	51.2

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during 2005 as compared to 2004, the full year impact of the commercialization of the Azmacort product, which began in April 2004, as well as the Kos commercialization of Cardizem LA and Teveten Products, which began in May 2005. Of the $123.9 million increase in Niaspan and Advicor net sales during 2005, $50.8 million resulted from increases in unit volume and $73.1 million resulted from increases in price. The Company believes that in 2005, the ratio of unit volume growth relative to pricing growth was negatively impacted by the reduction in inventory levels that resulted from the IMA agreements.
     The Company’s revenue for the year ended December 31, 2005, was also affected by an accounting change for licensing revenue relative to its international commercialization agreement (the “Merck Agreement”) with Merck KGaA. The Company’s policy with respect to recording licensing revenue resulting from Merck KGaA product sales is to record such licensing revenue as the related product sales are generated by Merck KGaA. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the quarter ended June 30, 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflected Kos’ continuing obligations relative to the arrangement with Merck KGaA, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization (the “Merck Accounting Change”).
     The Merck Accounting Change represents a correction of an accounting error by the Company. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million, or $0.04 per fully diluted share, for the year ended December 31, 2005, as well as increased net income by $1.1 million, or $0.02 per fully diluted share, for the year ended December 31, 2005. Including the effect of the Merck Accounting Change, the Company recorded $3.3 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the year ended December 31, 2005, as compared to $1.1 million in 2004.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare, product returns and discounts, and IMA fees as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the years ended December 31, 2005 and 2004, follows:

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$392.3	63	$66.4	48	$44.9	30	$30.2	38	$6.3	25

Chargebacks	166.5	27	17.7	13	30.7	21	9.0	11	0.5	2

Returns	626.7	100	139.2	100	148.2	100	78.8	100	25.1	100

Discounts	626.7	100	139.2	100	148.2	100	78.8	100	25.1	100

IMAs	192.8	31	45.7	33	40.5	27	44.5	56	14	56

	2004
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$314.6	70	$52.5	41	$27.0	28	N/A	N/A	N/A	N/A

Chargebacks	90.3	20	7.7	6	23.9	25	N/A	N/A	N/A	N/A

Returns	452.4	100	127.1	100	96.3	100	N/A	N/A	N/A	N/A

Discounts	452.4	100	127.1	100	96.3	100	N/A	N/A	N/A	N/A
     The Company had accrual balances related to its managed care rebates, Medicaid rebate obligations, chargebacks and IMA fees of $79.3 million as of December 31, 2005, and accrual balances related to its managed care rebates, Medicaid rebate obligations and chargebacks of $50.0 million as of December 31, 2004. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.5 million and $2.8 million, as of December 31, 2005 and 2004, respectively.
     Cost of sales increased 120.2% to $81.3 million for the year ended December 31, 2005, from $36.9 million in 2004, primarily as a result of increased unit sales of Niaspan, the addition of Azmacort to the Company’s product portfolio on March 31, 2004, and the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio during the second quarter 2005. In 2005, cost of sales was approximately 10.9% of net sales, as compared to 7.5% in 2004. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort, Cardizem LA, and the Teveten Products to the Company’s product offering, partially offset by price increases as described above.
     The Company’s research and development expenses increased 10.9% to $123.2 million for the year ended December 31, 2005, from $111.1 million in 2004. The increased expenses related primarily to the Jerini Licensing Payment of $14.2 million, the Arisaph Write-off of $4.0 million, the Cardizem LA Combination Product In-process R&D Write-off of $2.8 million and to increases of $11.1 million principally associated with clinical studies for the Company’s products under development, of $7.5 million in personnel and personnel-related costs, of $5.4 million in formulation costs for the Company’s products under development, and of $4.8 million in medical education programs. These increases were partially offset by the absence, during the 2005 period, of the $38.0 million charge related to the Azmacort In-process R&D Write-off recorded during the year ended December 31, 2004.
     Selling, general and administrative expenses increased 55.3% to $366.1 million for the year ended December 31, 2005, from $235.7 million in 2004. Within this category, selling expenses increased to $305.2 million in 2005, from $197.2 million in 2004. The growth in selling expenses was primarily related to increases of $64.1 million in royalty expenses, of $28.0 million in sales force operating costs in support of the Company’s products, of $9.7 million related to marketing efforts to promote the Company’s products, and of $4.9 million of amortization related to the Azmacort purchase. General and administrative expenses increased to $60.9 million for the year ended December 31, 2005, from $38.5 million in 2004. This increase in general and administrative expenses was primarily related to increases of $4.8 million in professional fees, of $4.2 million in personnel and personnel related costs (which included a $1.1 million charge related to the modification of a former employee’s stock options), of a $3.9 million charge related to consultant stock options, to the absence, during 2005, of the one-time $6.0 million trademark settlement, of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses in 2004 and of $7.5 million in other costs associated with the expanded activities of the Company.

     Other income increased 61.7% to $7.6 million for the year ended December 31, 2005, from $4.7 million in 2004. The increase in other income included a $6.0 million increase in interest income resulting from higher balances of cash and cash equivalents outstanding during 2005, as compared to 2004. The increase in interest income was partially offset by the effect of a $6 million settlement received from Andrx in 2004, of which $4.0 million was recorded as other income, and by a decrease of $0.7 million in interest expense under the Company’s credit facilities. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.
     Excluding the benefit resulting from the $0.4 million and $71.2 million reversals of valuation allowance (as discussed above), the Company recorded a provision for income taxes of $70.9 million and $47.0 million for the years ended December 31, 2005 and 2004, respectively. The $23.9 million increase in provision for income taxes was primarily a result of increased taxable income and of $7.9 million in accruals for potential tax liabilities during 2005, offset by a $5.4 million tax benefit recorded during 2005 for certain cumulative research and development activities of the Company.
     The Company’s net income decreased 17.0% to $118.1 million for the year ended December 31, 2005, compared with $142.3 million for the year ended December 31, 2004. The decrease in net income was primarily a result of an increase in income before taxes, offset by the absence, in 2005, of a reversal of the Company’s deferred tax asset valuation allowance, as described above.
Years Ended December 31, 2004 and 2003
     The Company’s revenue increased 69.1% to $497.1 million for the year ended December 31, 2004, from $293.9 million for the same period in 2003 . Revenues by product for the years ended December 31, 2004 and 2003 and the respective change of the 2004 period over the prior year period were as follows:

	Years Ended December 31,
		% of		% of	%
	2004	Revenues	2003	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$319.1	64.2	$226.5	77.1	40.9
Advicor	108.2	21.8	67.4	22.9	60.5
Azmacort	68.3	13.7	—	—	N/A
Other	1.5	0.3	—	—	N/A

	$497.1	100.0	$293.9	100.0	69.1

     The increase in revenue was principally attributable to increases in unit volume and price for the Company’s Niaspan and Advicor products during the 2004 period as compared to the 2003 period. Of the $92.6 million increase in Niaspan net sales during 2004, approximately $52.8 million resulted from increases in unit volume and approximately $39.8 million resulted from increases in price. Of the $40.8 million increase in Advicor net sales during 2004, approximately $31.4 million resulted from increases in unit volume and approximately $9.4 million resulted from increases in price. Additionally, the 2004 period includes revenue for the Azmacort product, for which commercialization began on April 1, 2004. These increases were partially offset by the change in product return estimates (as described above), which increased 2003 revenue by $11.1 million.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to managed care rebates, chargebacks related to Medicaid and Medicare and product returns and discounts as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the years ended December 31, 2004 and 2003, follows:

	2004						2003
	Niaspan		Advicor		Azmacort		Niaspan		Advicor		Azmacort
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils)
Rebates	$314.6	70	$52.5	41	$27.0	28	$208.7	69	$26.9	37	N/A	N/A
Chargebacks	90.3	20	7.7	6	23.9	25	42.3	14	1.1	1	N/A	N/A
Returns	452.4	100	127.1	100	96.3	100	303.3	100	73.0	100	N/A	N/A
Discounts	452.4	100	127.1	100	96.3	100	303.3	100	73.0	100	N/A	N/A
     The Company had accrual balances related to its managed care rebates, Medicaid rebate obligations and chargebacks of $50.0 million and $18.2 million, as of December 31, 2004 and 2003, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $2.8 million and $2.1 million, as of December 31, 2004 and 2003, respectively.
     Cost of sales increased 84% to $36.9 million for the year ended December 31, 2004, from $20.0 million for the same period in 2003, primarily as a result of increased unit sales of the Niaspan and Advicor products, combined with the addition of the Azmacort product to the Company’s product portfolio on March 31, 2004. In 2004, cost of sales was approximately 7.5% of net sales, as compared to 6.8% for the same period in 2003. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort to the Company’s product offering, partially offset by price increases as described above.
     The Company’s research and development expenses increased 113% to $111.1 million for the year ended December 31, 2004, from $52.2 million for the same period in 2003 . The increased expenses related primarily to a one-time charge of $38.0 million related to the Azmacort In-process R&D Write-off, and to increases of $7.9 million principally associated with clinical studies for the Company’s products under development, of $7.4 million in personnel and personnel-related costs, and of $1.9 million in medical educational programs.
     Selling, general and administrative expenses increased 51% to $235.7 million for the year ended December 31, 2004, from $156.5 million for the same period in 2003 . Within this category, selling expenses increased to $197.2 million for the 2004 period from $124.3 million for the comparable 2003 period . The growth in selling expenses was primarily related to increases of $38.5 million in royalty expenses, of $20.6 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products and of $10.4 million of amortization related to the Azmacort purchase. General and administrative expenses increased to $38.5 million for the year ended December 31, 2004, from $32.2 million for the year ended December 31, 2003 . This increase in general and administrative expenses was primarily related to increases of $3.0 million in personnel and personnel related costs, of $1.3 million in professional fees, and of $4.0 million in other costs associated with the expanded activities of the

Company. The increases were partially offset by the impact of a $6.0 million trademark litigation settlement with Andrx Corporation and Andrx Laboratories, Inc. of which $2.0 million representing a reimbursement of legal costs, was recorded as an offset to general and administrative expenses.
     As previously described, the benefit for income taxes in the accompanying consolidated statement of operations for the year ended December 31, 2004, includes the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate for the period and $3.9 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred tax benefit related to the Azmacort In-process R&D Write-off.
     Interest expense under the Company’s credit facilities (see discussion below) totaled $1.2 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.
     The Company’s net income increased 140% to $142.3 million for the year ended December 31, 2004, compared with $59.4 million for the year ended December 31, 2003.
Liquidity and Capital Resources
     At December 31, 2005, the Company had cash and cash equivalents of $412.7 million and working capital of $392.2 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and strategic investments in product marketing and licensing rights.
     Net cash provided by operating activities was $237.5 million in 2005, compared to $196.4 million in 2004, and $55.6 million in 2003. The increase in net cash provided by operating activities in 2005 was primarily a result of the increase in net income adjusted for non-cash items, as well as increases in working capital sources of cash. Working capital sources of cash during 2005 included increases in accounts payable, accrued expenses and other liabilities as well as decreases in deferred tax assets and other assets, partially offset by increases in trade accounts receivable, inventories, prepaid expenses and other current assets. The net cash provided by operating activities in 2004 was primarily a result of net income adjusted for non-cash items as well as increases in working capital sources of cash. Working capital sources of cash during 2004 included decreases in inventory as well as increases in accounts payable, accrued expenses and advance payments received on license agreements, partially offset by increases in trade accounts receivable, prepaid expenses and other current assets, and deferred tax assets. The net cash provided by operating activities in 2003 was primarily a result of net income adjusted for non-cash items partially offset by working capital uses of cash. Working capital uses of cash in 2003 included increases in trade accounts receivable, inventories, prepaid expenses and other current assets, and decreases in advance payments from customers, partially offset by increases in accounts payable, accrued expenses and advance payments received on license agreements.
     Net cash used in investing activities was $139.4 million in 2005, compared to $215.6 million in 2004, and $11.0 million in 2003. The decrease in cash used in investing activities related principally to the absence, during the 2005 period, of the $206.1 million purchase of the Azmacort product, completed in 2004, which was partially offset by the $110.0 million purchase of intangible assets, principally related to the Biovail Agreements, the $11.8 million Jerini Investment, and the $4.0 million investment in Arisaph in 2005. The increase in cash used in investing activities in 2004, compared to 2003, was principally related to the absence, during the 2003 period, of the Azmacort purchase described above.
     In 2005, net cash provided by financing activities was $55.9 million, compared to $18.0 million in 2004, and $195.8 million in 2003. The increase in net cash provided by financing activities in 2005 was primarily related to an increase in cash received from the exercise of stock options and from employee participation in the employee stock purchase plan during 2005. The decrease in net cash provided by financing activities in 2004, compared to 2003, was primarily related to the net proceeds received in 2003 from the Company’s stock offering (as described below), which were partially offset by the absence during the 2004 period of the payments made during 2003 against borrowing previously made under the Standby Facility.
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2005. Borrowings, if and when outstanding, will bear interest at the prime rate (7.25% as of December 31, 2005), and will be subject to standard and customary loan covenants, as well as the conditions that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.
     On September 1, 1999, the Company formally agreed to the terms of an additional $50-million Supplemental Credit Facility initially entered into with Mr. Jaharis on October 7, 1998. On July 21, 2001, the Company replaced its existing $50 million promissory note payable to Mr. Jaharis with two, $25 million, promissory notes, one payable in the name of Michael Jaharis and the other payable in the name of Mary Jaharis. With this promissory note replacement, all of Mr. Jaharis’ existing rights and obligations under the Supplemental Credit Facility, with respect to one-half of the outstanding amount, were transferred to Mrs. Jaharis, and were subsequently transferred by Mrs. Jaharis to a limited partnership (the “Limited Partnership”) that she controlled. All other terms and conditions of the Supplemental Credit Facility remained unchanged. Borrowings under the Supplemental Credit Facility were convertible at $4.91 per share and accrued interest at the prime rate. On November 25, 2003, in connection with an equity offering of the Company’s Common Stock pursuant to an effective shelf registration statement, the Limited Partnership exercised its right to convert $6,137,500 of borrowings outstanding under the Supplemental Credit Facility into 1,250,000 shares of the Company’s Common Stock. Those shares were then sold by the Limited Partnership as part of the equity offering. The Company did not receive any proceeds from such sale by the Limited Partnership. On December 31, 2003, all then outstanding borrowings under the Supplemental Credit Facility, which totaled $43,862,500 and bore interest at the prime rate, were converted into 8,933,299 shares of the Company’s Common Stock. The Supplemental Credit Facility terminated as of December 31, 2003.
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

     The Company recorded $0.5 million and $1.2 million of interest expense for the years ended December 31, 2005 and 2004, respectively, related to its credit facilities with Mr. Jaharis and his transferees.
     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company filed a new shelf registration statement that covered the shares of the earlier Shelf Registration (the “Amended Shelf Registration”) and which allowed the Limited Partnership to sell up to 1,500,000 shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by Bristol-Myers Squibb Company and the Company’s Chairman. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 25, 2003, the Company sold 3,750,000 shares of Common Stock and the Limited Partnership sold 1,250,000 shares of Common Stock (converted from the Supplemental Credit Facility) pursuant to the Amended Shelf Registration. On December 22, 2003, the Company sold an additional 650,000 shares of Common Stock and the Company’s Chairman sold 100,000 shares of Common Stock to cover over-allotments as permitted in the Amended Shelf Registration. Net proceeds to the Company resulting from the sale of the 4,400,000 shares of Common Stock totaled $184.3 million. Proceeds from the offerings, other than the proceeds pertaining to the selling shareholders, were mostly used to finance the purchase of the Azmacort product from Aventis.
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has, or has access to, an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, its ability to continue to access its remaining credit facility, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility, and other events — including the progress of the Company’s research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the loss of such coverage and reimbursement with such agencies, such as the Centers for Medicare and Medicaid Services; reduction of inventory levels in the Company’s distribution channels as a result of the IMAs; the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require consent under the Additional Standby Facility . To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.
Contractual Obligations
     The following table summarizes the Company’s significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on Kos’ liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities as of December 31, 2005:

	Payments Due by Period
	(in millions)
	Less			More
	than 1	1-3	3-5	than 5
	1 year	years	years	years	Total
Operating lease obligations	$10.6	$18.9	$10.8	$16.8	$57.1
Employment agreements	1.4	2.1	2.0	0.1	5.6
Capital lease	0.1	0.1	—	—	0.2

Total contractual obligations	$12.1	$21.1	$12.8	$16.9	$62.9

     As of December 31, 2005, the only long-term obligations of the Company subject to interest expense were its capital leases. The Company will be subject to interest expense related to its capital leases of approximately $7,000 during the period from 2006 through 2007.
     Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above . The Company’s purchase orders are based on its current manufacturing or operating needs and are fulfilled by its vendors within a short period of time. As of December 31, 2005, the Company had commitments for the purchase of raw materials and finished goods inventory with its vendors totaling approximately $2.0 million and $27.6 million, respectively.
     Contractual obligations such as sponsored research and licensing agreements that are contingent upon the achievement of certain milestones are not included in the table above. Such arrangements are not considered contractual obligations until the milestone is met by the third party and, in most cases, are cancelable at the option of the Company . As of December 31, 2005, assuming all future milestones were met, additional required payments related to sponsored research and licensing agreements, including a sponsored research agreement with Arisaph, would be approximately $2.6 million. Additionally, the Company is obligated, under an agreement with Arisaph, to invest an additional $4 million in Arisaph if certain milestones are met by Arisaph by August 2006.
     On October 23, 2002, the Company signed the Merck Agreement for the marketing of Niaspan and Advicor products outside the United States, Canada and Japan. As of December 31, 2005, in connection with the Merck Agreement, Kos had received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck KGaA if Kos fails to achieve certain regulatory milestones). Refundable amounts under the Merck Agreement are not included in the table above.
     On November 4, 2003, the Company and Takeda announced a three-year agreement to co-promote Niaspan and Advicor in the United States. On April 12, 2005, the Company entered into the Duramed Co-promotion Agreement to co-promote Niaspan and Advicor in the United States. Obligations associated with Takeda, Duramed and with a contract sales organization (“CSO”) are based upon net sales of the Company and not included in the table above. The Company pays Duramed royalties subject to certain sales caps. The Company pays Takeda a royalty on incremental net sales of the Company’s Niaspan and Advicor products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement. Residual payments that may be due to Takeda after December 31, 2006, are not included in the table above. The Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002 (the “CSO Agreement”). The royalty amounts payable to the CSO are subject to a cumulative minimum of $50 million over the term of the CSO Agreement, and are not to exceed $65 million over such contract term. Through December 31, 2005, the Company had incurred $56.2 million in royalties related to the CSO Agreement.
     The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes in circumstances or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to increase the amount of the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT; the success or continued success of the Company’s relationship with its co-promotion, commercialization, and strategic alliance partners such as Merck KGaA, Takeda, Oryx Pharmaceuticals, Inc. (“Oryx”), Arisaph, Barr, Duramed, Biovail, and Jerini; the ability to respond to competitive pressures from competing therapies for the treatment of cardiovascular, metabolic, respiratory and other conditions that are the focus of the Company’s products; the ability to successfully develop and commercialize new products under development and within expected timeframes; including without limitation, newly formulated Niaspan products and the Azmacort HFA product; the ability to obtain regulatory approvals and launch the Company’s products within expected time frames or at all; expectations regarding the FDA’s approval of a labeling change for our Niaspan products, the ability to continue the Company’s strong financial performance and that of its products; the ability to increase its stock price; the ability to protect the strength of its patents; the ability to commercialize its products outside the United States; the ability to make continued investments in research and development with the anticipated amount of such investments; the ability to achieve the Company’s goals for future sales levels, operating margins, earnings and profit growth, and shareholder value; expectations regarding the impact of certain non-recurring and transitional items, including the signing of inventory management agreements; ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, Cardizem LA, Teveten and Teveten HCT; the anticipated increase in size of the Company’s sales force; the ability to meet the conditions necessary to obtain funding under its credit arrangement; increase the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include: the continued market acceptance of the Company’s products, the expected continued growth in sales of the Company’s products (assuming, for example, no generic entry of competing products), the ability of Kos to build or continue to build awareness for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, Merck KGaA, Oryx, Barr, Duramed, Biovail and Jerini, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals and increase the size of its sales force, the Company’s ability to successfully develop (both internally and through sponsored research arrangements with third parties) and commercialize new products under development and within expected timeframes, such as the modified formulation of Niaspan, Niaspan/simvastatin and others, the market acceptance of the Azmacort, Cardizem LA, Teveten, and Teveten HCT products, and the growth in sales of such products, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of the Azmacort, Cardizem LA, Teveten, and Teveten HCT, the ability of third party suppliers to the Company continuing to be able to perform their supply obligations, the Company’s ability to establish a footprint and generate sales in the respiratory, hypertension and angina markets, the Company’s ability to successfully negotiate additional important strategic business development and corporate opportunities, the progress of the Company’s research and development pipeline, fluctuating buying patterns by the Company’s wholesalers and distributors, the accuracy of the inventory data supplied by wholesalers and distributors pursuant to IMAs, the adequacy of the Company’s reserves for income taxes, the Company’s ability to maintain coverage of its products by government agencies and the effects of the loss of such coverage with such agencies, such as the Centers for Medicare and Medicaid Services, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the protection afforded by the Company’s patents and those related to the acquired and licensed products, including a successful conclusion of the ongoing litigation between Biovail and Andrx, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, Patent Trademark Office, tax and competition issues, changes in the law or governmental policy concerning the antitrust treatment of patent license and patent infringement settlement agreements, the impact of a possible generic version of the Cardizem LA product or other products sold by the Company, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
     Management uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using the COSO framework as of the end of our fiscal year. Based on our evaluation under the framework in Internal Control — Integrated Framework, we believe our internal control over financial reporting as of December 31, 2005 was effective.
     Ernst & Young LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in this Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Kos Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kos Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Kos Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kos Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of Kos Pharmaceuticals, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.
     We have audited the accompanying consolidated balance sheets of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kos Pharmaceuticals, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kos Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 10, 2006

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$412,735,887	$258,702,556
Trade accounts receivable, net	111,652,455	74,567,946
Inventories, net	20,747,870	10,649,370
Prepaid expenses and other current assets	20,554,944	11,571,944
Current deferred tax asset, net	36,774,997	35,515,611

Total current assets	602,466,153	391,007,427
Fixed Assets, net	28,744,959	23,340,585
Investments	12,781,494	—
Goodwill	2,300,000	—
Long Term Deferred Tax Asset, net	29,489,585	19,016,389
Intangible Assets, net	228,530,272	150,078,880
Other Assets	5,441,063	3,482,467

Total assets	$909,753,526	$586,925,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,111,578	$9,160,532
Accrued expenses	183,398,172	104,898,205
Advance payment received on license agreement, current portion net of amortized amount	1,625,413	3,597,281
Note payable to shareholder	—	19,000,000
Current portion of capital lease obligations	137,533	131,820

Total current liabilities	210,272,696	136,787,838

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	13,161,798	14,787,211
Other long term liabilities	7,889,000	—
Capital lease obligations, net of current portion	70,985	208,518

Total long term liabilities	21,121,783	14,995,729

Commitments and Contingencies (Notes 1, 12 and 16)

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 46,861,818 and 40,211,375 shares issued and outstanding as of December 31, 2005 and 2004, respectively	468,618	402,114
Additional paid-in capital	650,793,120	526,462,711
Restricted stock grant	—	(94,568)
Retained earnings (accumulated deficit)	26,475,059	(91,628,076)
Accumulated other comprehensive income	622,250	—

Total shareholders’ equity	678,359,047	435,142,181

Total liabilities and shareholders’ equity	$909,753,526	$586,925,748

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2005	2004	2003
Net sales	$746,196,991	$495,544,530	$293,907,409
Licensing revenue	5,502,781	1,559,359	—

Total revenue	751,699,772	497,103,889	293,907,409
Cost of sales (excludes Azmacort developed and core technology amortization of $15.2 million and $10.3 million of amortization charges for the years ended December 31, 2005 and 2004, respectively; see Note 6)	81,294,979	36,925,890	20,038,529

	670,404,793	460,177,999	273,868,880

Operating expenses:
Research and development	123,234,695	111,064,304	52,202,981
Selling, general and administrative	366,136,640	235,717,688	156,469,215

Total operating expenses	489,371,335	346,781,992	208,672,196

Income from operations	181,033,458	113,396,007	65,196,684

Other expense (income):
Interest income, net	(8,384,751)	(2,387,839)	(613,984)
Interest expense, related parties	519,757	1,209,465	3,316,367
Interest expense, other	69,733	8,415	3,575
Other expense (income)	215,356	(3,577,304)	198,332

Total other expense (income)	(7,579,905)	(4,747,263)	2,904,290

Income before provision for / (benefit from) income taxes	188,613,363	118,143,270	62,292,394

Provision for / (benefit from) income taxes	70,510,228	(24,176,058)	2,878,821

Net income	$118,103,135	$142,319,328	$59,413,573

Basic earnings per share of Common Stock	$2.71	$3.76	$2.71
Diluted earnings per share of Common Stock	$2.46	$3.13	$1.53

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	43,528,173	37,897,597	21,913,928
Diluted	48,292,906	45,835,563	41,033,325
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other
			Pain-in	Restricted	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock Grant	Deficit	Income	Total
Balance at December 31, 2002	20,807,859	$208,079	$219,138,285	$(694,521)	$(293,360,977)	$—	$(74,709,134)

Common Stock issued to employees under Kos Savings Plan	45,449	454	1,078,873	—	—	—	1,079,327
Compensation expense on restricted Common Stock grant	—	—	—	299,626	—	—	299,626
Compensation cost on Common Stock warrants and modification of stock option grant	—	—	2,534,231	—	—	—	2,534,231
Tax benefit of stock option exercises	—	—	1,133,431	—	—	—	1,133,431
Issuance of Common Stock	4,400,000	44,000	184,232,585	—	—	—	184,276,585
Issuance of Common Stock to employees under Stock Purchase Plan	125,267	1,253	1,981,565	—	—	—	1,982,818
Exercise of stock options	1,229,416	12,294	13,604,654	—	—	—	13,616,948
Conversion of Note Payable to Shareholder to Common Stock	10,183,299	101,833	49,898,167	—	—	—	50,000,000
Net income	—	—	—	—	59,413,573	—	59,413,573

Balance at December 31, 2003	36,791,290	367,913	473,601,791	(394,895)	(233,947,404)	—	239,627,405

Common Stock issued to employees under Kos Savings Plan	41,139	411	1,569,215	—	—	—	1,569,626
Compensation expense on restricted Common Stock grant	—	—	—	300,327	—	—	300,327
Tax benefit of stock option exercises	—	—	22,248,000	—	—	—	22,248,000
Issuance of Common Stock to employees under Stock Purchase Plan	110,778	1,108	2,632,027	—	—	—	2,633,135
Exercise of stock options	1,068,168	10,682	15,433,678	—	—	—	15,444,360
Conversion of Note Payable to Shareholder to Common Stock	2,200,000	22,000	10,978,000	—	—	—	11,000,000
Net income	—	—	—	—	142,319,328	—	142,319,328

Balance at December 31, 2004	40,211,375	402,114	526,462,711	(94,568)	(91,628,076)	—	435,142,181

Common Stock issued to employees under Kos Savings Plan	42,215	422	2,170,755	—	—	—	2,171,177
Compensation expense on restricted Common Stock grant	—	—	—	94,568	—	—	94,568
Compensation cost on modification of stock option award	—	—	1,067,845	—	—	—	1,067,845
Compensation cost on consultant stock options	—	—	3,853,326	—	—	—	3,853,326
Tax benefit of stock option exercises	—	—	42,239,000	—	—	—	42,239,000
Issuance of Common Stock to employees under Stock Purchase Plan	107,470	1,075	3,198,364	—	—	—	3,199,439
Exercise of stock options	2,700,758	27,007	52,839,119	—	—	—	52,866,126
Conversion of Note Payable to Shareholder to Common Stock	3,800,000	38,000	18,962,000	—	—	—	19,000,000
Comprehensive income:
Unrealized gains on investments, net of taxes of $371,719	—	—	—	—	—	622,250	622,250
Net income	—	—	—	—	118,103,135	—	118,103,135

Total comprehensive income							118,725,385

Balance at December 31, 2005	46,861,818	$468,618	$650,793,120	$—	$26,475,059	$622,250	$678,359,047

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income	$118,103,135	$142,319,328	$59,413,573
Adjustments to reconcile net income to net cash provided by operating activities - Provision for doubtful accounts	308,472	237,577	217,143
Depreciation	6,088,980	4,311,529	3,310,964
Amortization	23,148,608	10,982,631	—
Provision for inventory obsolescence	720,539	959,859	770,538
Recognition of deferred revenue under license agreement	(3,347,729)	(1,136,306)	—
Reimbursement recognized under license agreement	(249,552)	(249,996)	(229,206)
Loss from disposal of fixed assets	153,990	364,293	197,606
Deferred income tax benefit	(15,428,000)	(52,116,000)	—
Common Stock issued to employees under Kos Savings Plan	2,171,177	1,569,626	1,079,327
Compensation expense on restricted stock grant	94,568	300,327	299,626
Compensation cost on Common Stock warrants and options	—	—	2,534,231
Compensation cost on modification of stock option award	1,067,845	—	—
Compensation cost on consultant stock options	3,853,326	—	—
Tax benefit of stock option exercises	42,239,000	22,248,000	1,133,431
Write-off of acquired in-process research and development	2,800,000	38,000,000	—
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000,000	—	—
Write-off of generic Niaspan inventory	1,326,663	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(37,392,981)	(37,339,828)	(15,982,827)
Inventories	(8,848,164)	1,796,896	(1,249,649)
Prepaid expenses and other current assets	(8,983,000)	(1,448,940)	(4,228,711)
Deferred tax assets	3,326,418	(2,416,000)	—
Other assets	2,600	10,000	(74,152)
Accounts payable	15,951,046	1,375,564	597,447
Accrued expenses	78,499,967	61,584,815	11,152,668
Advance payments from customers	—	—	(9,128,668)
Advance payment received on license agreement	—	5,000,000	5,796,875
Other liabilities	7,889,000	—	—

Net cash provided by operating activities	237,495,908	196,353,375	55,610,216

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(13,608,540)	(9,535,881)	(11,043,794)
Product and intangible acquisition	(109,997,538)	(206,061,511)	—
Investment in Jerini, Inc.	(11,790,244)	—	—
Investment in Arisaph Pharmaceuticals, Inc.	(4,000,000)	—	—
Purchases of marketable securities	(5,913,420)	—	(13,564,297)
Sales of marketable securities	5,913,420	—	13,564,297

Net cash used in investing activities	(139,396,322)	(215,597,392)	(11,043,794)

Cash Flows from Financing Activities:
Net proceeds from issuance of Common Stock	—	—	184,276,585
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	3,199,439	2,633,135	1,982,818
Net proceeds from exercise of stock options	52,866,126	15,444,360	13,616,948
Borrowings under Notes Payable to Shareholder	—	—	—
Payments of Notes Payable to Shareholder	—	—	(4,000,000)
Payments under capital lease obligations	(131,820)	(88,456)	(57,285)

Net cash provided by financing activities	55,933,745	17,989,039	195,819,066

Net increase (decrease) in cash and cash equivalents	154,033,331	(1,254,978)	240,385,488
Cash and Cash Equivalents, beginning of period	258,702,556	259,957,534	19,572,046

Cash and Cash Equivalents, end of period	$412,735,887	$258,702,556	$259,957,534

Supplemental Disclosure of Non-cash Information:
Interest paid	$673,539	$1,444,801	$3,075,218
Income taxes paid	15,259,000	5,454,000	2,459,898
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 8)	$19,000,000	$11,000,000	$50,000,000
Acquisition of equipment under capital lease obligations	—	404,180	—
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Kos Pharmaceuticals, Inc. (“Kos” or the “Company”) develops and commercializes prescription pharmaceutical products principally for the cardiovascular, metabolic and respiratory markets.
     On July 28, 1997, the Company received clearance from the United States Food and Drug Administration (“FDA”) to market Niaspan® for the treatment of mixed lipid disorders, a condition in which a patient is observed to have several abnormalities in the levels of the fatlike substances, called lipids, that contribute to heart disease. Niaspan is the only once-a-day prescription and the first extended-release formulation of any type of product with niacin as the active ingredient ever approved by the FDA for the treatment of mixed lipid disorders. Niaspan is indicated for the following: (i) reduce elevated total cholesterol, low-density lipoprotein cholesterol, commonly referred to as LDL or “bad cholesterol,” and apolipoprotein B, another lipid particle, and increase low high-density lipoprotein cholesterol, commonly referred to as HDL or “good cholesterol;” (ii) reduce very high serum triglycerides, which are fatty substances in the blood that contribute to heart disease; (iii) reduce elevated total and LDL cholesterol when used in combination with a bile-binding resin, which is a different class of drugs that reduces bad cholesterol; (iv) reduce recurrent nonfatal myocardial infarction, or the recurrence of nonfatal heart attacks; and (v) promote the regression or slow the progression of atherosclerosis, which is a medical condition involving the narrowing of the arteries to the heart, when combined with bile-binding resins. Additionally, Niaspan’s prescribing information references its ability to significantly reduce lipoprotein (a), which is referred to as the “very bad cholesterol” and is an independent risk factor for coronary heart disease.
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
     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (the “Barr Settlement and License Agreement”, and collectively, the “Barr Agreements”) with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply Kos Life Sciences, Inc. (“KLS”), a wholly-owned subsidiary of Kos, certain quantities of Niaspan and Advicor tablets, under or pursuant to Barr’s Abbreviated New Drug Applications (“ANDAs”), as and when approved, and granted KLS a license to use, market and sell, at a future date, Barr’s versions of the Company’s Niaspan and Advicor products as and when approved in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current Good

Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch a generic version of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire KLS patent. Pursuant to the Duramed Co-promotion Agreement, Duramed Pharmaceuticals, Inc. (“Duramed”), an affiliate of Barr, promotes the Company’s Niaspan and Advicor products to physicians who mostly specialize in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps.
     On May 2, 2005, KLS entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, KLS acquired the rights to the Teveten® (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem® LA (diltiazem hydrochloride) product in the United States. The Company began recording revenue for sales related to the Teveten Products and Cardizem LA in May 2005.
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation had filed with the FDA an ANDA that would, if approved, allow Andrx Corporation to market a generic version of the Cardizem LA product. On August 10, 2005, a lawsuit alleging patent infringement against Andrx Pharmaceuticals, L.L.C. and Andrx Corporation (collectively “Andrx”) in Biovail’s name was commenced in the United States District Court for the District of Delaware (“Delaware District Court”). Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA, on October 14, 2005, a second complaint alleging additional patent infringement was filed in Biovail’s name in the Delaware District Court. These two civil actions have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and the trial is scheduled for April 9, 2007. These dates, however, may change.
     On November 6, 2005, KLS entered into an exclusive Collaboration and License Agreement (the “Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid a $14.2 million upfront licensing payment (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an investment in Jerini AG (the “Jerini Investment”).
     No assurance can be given that the Company’s products can be successfully marketed, that products under development can be successfully formulated or manufactured at acceptable cost and with appropriate quality, or that required regulatory approvals will be obtained. The Company is subject to a number of other risks including, but not limited to, the continued market acceptance of the Company’s products, the expected continued growth in sales of the Company’s products, the success of the Company’s relationship with its co-promotion, commercialization and strategic alliance partners, the Company’s ability to successfully develop (both internally and through sponsored research arrangements with third parties) and commercialize new products under development and within expected timeframes, fluctuating buying patterns by the Company’s wholesalers and distributors, the accuracy of the inventory data supplied by wholesalers and distributors pursuant to IMAs, the adequacy of the Company’s reserves for income taxes, the Company’s ability to maintain coverage of its products by government agencies and the effects of the loss of such coverage with such agencies, such as the Centers for Medicare and

Medicaid Services, the protection afforded by the Company’s patents and those related to the acquired and licensed products, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, Patent Trademark Office, tax and competition issues, changes in the law or governmental policy concerning the antitrust treatment of patent license and patent infringement settlement agreements, and the impact of a possible generic version of the Cardizem LA product or other products sold by the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the results of the Company and its subsidiaries, Kos Life Sciences, Inc, Aeropharm Technology, LLC and IEP Pharmaceutical Devices, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
     Balances related to the Company’s advance payment received on license agreements and deferred tax assets have been reclassified on the Company’s Consolidated Financial Statements and Related Notes to Consolidated Financial Statements as of December 31, 2004, in order to conform to the current year presentation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management in the preparation of the accompanying financial statements include the allowance for doubtful accounts; reserves for inventory obsolescence, product returns, chargebacks, managed care rebates, expected government price reporting related obligations, discounts and other sales allowances; estimation of customer inventory levels; estimation of the useful lives and realizability of recorded intangible assets; and the accounting for income taxes. Actual results could differ from those estimates.
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
Trade Accounts Receivable and Allowance for Doubtful Accounts
     The Company recognizes trade accounts receivable at the time product arrives at the customer’s location. The Company specifically analyzes its trade receivables and provides reserves for items determined not to be collectable. In addition, the Company provides general reserves for a portion of receivables where items, generally based on age, are deemed to represent a significant risk of loss. Historically, the Company has not had significant write-offs of its trade accounts receivable.

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
     Certain raw materials used by the Company in the manufacture of its Niaspan and Advicor products are available from a limited number of suppliers. The Company obtains the Azmacort product pursuant to a supply agreement with Inyx, Inc. (“Inyx”) that will remain in effect until at least March 31, 2015 (see Note 6 of these Notes to Consolidated Financial Statements for more information regarding Inyx). As such, the Company relies on Inyx to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company relies solely on Inyx to supply the Company with the Azmacort product. The Company obtains Cardizem LA through a supply agreement (the “Biovail Supply Agreement”) with Biovail that will remain in effect until at least December 31, 2008, and procures its Teveten Products from Solvay Pharmaceutical Marketing and Licensing AG (“Solvay”) through an agreement in effect until the patents of the Teveten Products expire. As a result, the Company relies solely on Biovail and Solvay to supply the Company with Cardizem LA and Teveten/Teveten HCT products. The Company is also dependent on its other suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.
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
     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset’s carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2005 or 2004. During the quarter ended December 31, 2005, the Company revised its estimate for the useful life of developed technology related to Azmacort, and as such, recorded additional amortization expense of $1.4 million for the year ended December 31, 2005 (see Note 6 to these Notes to Consolidated Financial Statements for more information regarding this change in estimate).
Fair Value of Financial Instruments
     As of December 31, 2005 and 2004, the carrying amount of cash and cash equivalents, trade accounts receivable and accounts payable approximates fair value due to the short term nature of these accounts. The fair value of the note payable to shareholder outstanding as of December 31, 2004, was determined using interest rates in effect as of the balance sheet date and, because interest expense is payable utilizing variable rates that re-price frequently, the carrying value approximates fair value.

Concentration of Credit Risk
     The Company maintains its cash and cash equivalents with a major financial institution. The Company performs periodic evaluations of the relative credit standing of this institution to limit its credit risk exposure.
     The Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing chains. Accordingly, 91% of the trade accounts receivable before allowances at December 31, 2005, were represented by five of these customers. The Company performs periodic evaluations of the financial condition of all customers to limit its credit risk exposure, but does not obtain collateral. The Company has no significant off-balance-sheet concentrations of credit risk.
Revenue Recognition
     Sales and the related cost of sales are recognized at the time product arrives at the customer’s location. The Company’s largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Total revenue by product for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

	December 31,
	2005	2004	2003
Niaspan	$435,160,000	$319,071,000	$226,541,000
Advicor	115,961,000	108,197,000	67,366,000
Azmacort	103,245,000	68,277,000	—
Cardizem LA	69,746,000	—	—
Teveten and Teveten HCT	22,085,000	—	—
Other	5,503,000	1,559,000	—

Total	$751,700,000	$497,104,000	$293,907,000

     Net sales consist of gross sales to the Company’s customers less provisions for expected returns from customers, customer discounts, IMA fees, and rebates and chargebacks to managed care organizations and government units with whom the Company has contracts. These provisions totaled $272.6 million, $180.3 million, and $83.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The most significant of these amounts is the Company’s provision for rebates and chargebacks to managed care organizations and governmental units. For the year ended December 31, 2005, Kos’ provision for managed care and government rebates and chargebacks decreased as a percentage of gross sales by less than 1% over the preceding period, mainly as a result of the introduction of Cardizem LA and the Teveten Products during the second quarter of 2005. For the year ended December 31, 2004, Kos’ provision for managed care and government rebates and chargebacks increased as a percentage of gross sales by 22% over the 2003 period, mostly as a result of increased availability of the Company’s Niaspan and Advicor products to patients having access to medical care through managed care organizations and government units, including the second quarter 2004 Kos introduction of the Azmacort product. Included in “Accrued expenses” in the accompanying consolidated balance sheets are $79.3 million and $50.0 million at December 31, 2005 and 2004, respectively, related to these provisions.
     The most pertinent inputs used in the estimation of the Company’s sales allowances and accruals, and product inventory levels in its distribution channel (as discussed below), include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product best price (“Best Price”) (as calculated by the Company based on its available data), and average manufacturer price (“AMP”) (as calculated by the Company based on its available data). Of these inputs, prescription data requires significant estimation.
Accounting for Product Returns and Inventory Management Agreements — Impact on Revenue Recognition
     The Company’s return policy allows a customer to return product no sooner than six months prior to the product’s expiration date and no later than one year after the product’s expiration date. The Company periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its Niaspan and Advicor products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for the Niaspan and Advicor products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.
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
     During the fourth quarter of 2005 and the first quarter of 2006 (see Note 18 to these Notes to Consolidated Financial Statements for more information regarding the third IMA of the Company), the Company signed IMAs with its three largest customers. These agreements have enhanced the Company’s ability to monitor inventory levels for marketed products and, as a result, the Company has amended estimates for inventory levels in the distribution channel as of December 31, 2005 (the “Change in Inventory Level Estimate”). Prior to signing its IMAs, the Company estimated inventory levels using net sales and estimated withdrawals (using prescription data) from the marketplace. The impact of this change in estimate resulted in an increase in net sales, net income and basic and diluted earnings per share for the year ended December 31, 2005 of $17.0 million, $7.9 million, and $0.18 per share and $0.17 per share, respectively. The Company believes that the IMAs provide for a more precise and accurate estimate of product inventory in its distribution channel by allowing direct access to product inventory held by its top three customers, which accounted for approximately 81% of total revenue in 2005.
Shipping and Handling Costs
     The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs are classified as “Cost of sales” in the accompanying Consolidated Statements of Income.
International Commercialization Agreements with Merck KGaA and Oryx
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under the terms of the Merck Agreement, Merck KGaA will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck KGaA, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through December 31, 2005, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments (of which $3.8 million is currently refundable to Merck KGaA if Kos fails to achieve certain regulatory milestones). Merck KGaA is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacturing of the products, and for certain critical marketing related functions. Kos’ manufacturing commitment to Merck KGaA is a pervasive element of the Merck Agreement as Merck KGaA is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality and maintaining a worldwide database of adverse events of the products that it manufactures for Merck KGaA. The critical marketing related services provided by Kos include: active participation in the planning of commercialization efforts by Merck KGaA, the sharing, review and dissemination of information pertaining to the safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck KGaA.
     The Company’s policy with respect to recording licensing revenue resulting from Merck KGaA product sales is to record such licensing revenue as the related product sales are generated by Merck KGaA. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the year ended December 31, 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflected Kos’ continuing obligations relative to the arrangement with Merck KGaA, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization (the “Merck Accounting Change”).
     The Merck Accounting Change represents the correction of an accounting error by the Company. The Merck Accounting Change increased the Company’s revenue and pre-tax income by $1.8 million, or $0.04 per fully diluted share for the year ended December 31, 2005, and increased the Company’s net income by $1.1 million, or $0.02 per fully diluted share for the year ended December 31, 2005.
     Including the effect of the Merck Accounting Change, the Company recorded licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement of $3.3 million and $1.1 million during the years ended December 31, 2005 and 2004, respectively. Pursuant to the Merck Agreement, the Company also recorded offsets to research and development expenses of $0.2 million for each of the years ended December 31, 2005 and 2004.
     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestone payments received from Merck KGaA. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of December 31, 2005, are $14.8 million related to upfront, reimbursement and milestone payments received from Merck KGaA that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.
     On August 20, 2003, Kos announced an exclusive development and commercialization agreement with Oryx, for the commercialization of Niaspan and Advicor in Canada. Under the agreement, Oryx is responsible for obtaining marketing authorization for Niaspan and Advicor in Canada and for all promotional investments, and Kos is responsible for manufacturing and supplying Advicor and Niaspan following receipt of marketing authorization for such products in Canada. Niaspan and Advicor received marketing approval in Canada in March and August 2005, respectively. Kos will share the revenues from sales of Niaspan and Advicor in Canada with Oryx. The Company recorded $0.7 million of licensing revenue during the year ended December 31, 2005, pursuant to the agreement with Oryx.
Co-Promotion and Strategic Alliance Arrangements
     On October 17, 2003, the Company entered into a three-year agreement with Takeda to co-promote Niaspan and Advicor in the United States. Pursuant to this agreement, Takeda utilizes its United States-based sales force to promote Niaspan and Advicor in addition to its own products. Takeda is responsible for providing a significant promotional effort and for all costs associated with its sales force, including promotional materials and samples. The Company is responsible for manufacturing and supplying both products and collects and records all sales associated with its products. Takeda receives a royalty on incremental net sales of the products in the United States above a certain baseline amount. This co-promotion arrangement has a three-year term commencing January 2004 and provides for residual payments to Takeda after the three years, if the parties do not renew the agreement.
     On April 12, 2005, the Company entered into the Duramed Co-promotion Agreement under which Duramed promotes the Company’s Niaspan and Advicor products to physicians who specialize mostly in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps. Subject to other terms, conditions and provisions of such agreement regarding early termination, the Duramed Co-promotion Agreement is effective for an initial term of seven years.
Fixed Assets
     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or lease terms as follows:

Years
Furniture and equipment	5
Computer software and hardware	3-5
Laboratory and manufacturing equipment	10
Leasehold improvements	Shorter of 7-10
years or lives of
leases
Investment
     Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that, among other things, marketable equity and debt securities classified as available-for-sale be carried at fair value, with unrealized gains and losses reported directly in other comprehensive income. The cost related to investments available-for-sale is determined utilizing the specific identification method. The Jerini Investment is classified as an available-for-sale security and was recorded at its fair value of $12.8 million under Investment in the accompanying balance sheet as of December 31, 2005. The $0.6 million net of tax unrealized gain related to the Jerini Investment was recorded as other comprehensive income as of December 31, 2005.
Research and Development Expenses
     All research and development expenses are reflected in the Company’s consolidated statements of income as incurred.

Advertising Expense
     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded $9.7 million, $7.5 million, and $6.8 million in advertising expense for the years ended December 31, 2005, 2004 and 2003, respectively.
Leases
     The Company leases manufacturing, research, and administrative properties under operating leases. Certain of these leases contain renewal options, scheduled rent escalation clauses, rent concessions, and/or leasehold improvement incentives. The Company accounts for leases under the provisions of SFAS No. 13, “Accounting for Leases”, as amended. Leases expire at various dates through 2014, with renewal options through 2023.
Income Taxes
     The provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of such benefits is “more likely than not” (see Note 9). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share
     Basic earnings per share is determined by dividing the Company’s net income by the weighted average number of shares of Common Stock outstanding. Diluted income per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method to outstanding stock options and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	2005	2004	2003
Numerator:
Net income	$118,103,135	$142,319,328	$59,413,573
Interest expense from convertible debt	519,757	1,209,465	3,316,367

Diluted net income	$118,622,892	$143,528,793	$62,729,940

Denominator:
Basic weighted average number of shares outstanding	43,528,173	37,897,597	21,913,928
Effect of dilutive securities:
Stock options	2,911,613	2,372,889	3,078,860
Non-detachable warrants (See Note 8)	1,800,000	5,542,077	6,000,000
Convertible debt (See Note 8)	—	—	10,032,113
Other Common Stock warrants shares outstanding (See Note 12)	53,120	23,000	8,424

Diluted weighted average number of shares outstanding	48,292,906	45,835,563	41,033,325

Basic earnings per share of Common Stock	$2.71	$3.76	$2.71
Diluted earnings per share of Common Stock	$2.46	3.13	1.53
     The calculation of weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003 excludes 0.9 million, 3.0 million and 0.2 million shares, respectively, of outstanding stock options because their impact is antidilutive.
Reporting of Comprehensive Income
     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the year ended December 31, 2005 was $118.7 million, and included $0.6 million of unrealized gains, net of tax, on the Jerini Investment. Reported net income equaled comprehensive income for the years ended December 31, 2004 and 2003.
Accounting for Stock-Based Compensation
     As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) using the intrinsic value method. Consequently, except for gross charges related to a former employee’s modified stock options of $1.1 million and $0.8 million during the years ended December 31, 2005 (see Note 17 of these Notes to Consolidated Financial Statements) and 2003, respectively, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro forma” amounts shown in the following table:

	2005	2004	2003
Net income:
As reported	$118,103,135	$142,319,328	$59,413,573
Option modification expense under APB 25, net of taxes	667,403	—	774,368
Stock-based employee compensation expense under fair value method, net of taxes	(26,762,330)	(24,990,213)	(22,373,131)

Pro forma	$92,008,208	$117,329,115	$37,814,810

Net income per share:
As reported:
Basic	$2.71	$3.76	$2.71
Diluted	2.46	3.13	1.53

Pro forma:
Basic	$2.11	$3.10	$1.73
Diluted	1.94	2.63	1.02

Number of shares used in calculation:
As reported:
Basic	43,528,173	37,897,597	21,913,928
Diluted	48,292,906	45,835,563	41,033,325
Pro forma:
Basic	43,528,173	37,897,597	21,913,928
Diluted	47,623,053	45,137,279	40,332,908
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment"(“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the first quarter of 2006. The Company has evaluated the requirements of SFAS 123R and it estimates that the adoption of SFAS 123R will result in pre-tax compensation cost of approximately $45 million, or $28 million of after-tax compensation cost, for the year ended December 31, 2006. This approximation of SFAS123R compensation cost is dependant upon various variable inputs such as the market value of the Company’s shares of Common Stock, the volatility of the Company’s shares of Common Stock, the expected life of stock option grants, the number of options granted, and forfeiture rates for options under the Company’s stock option plan. Accordingly, actual SFAS123R gross compensation cost and after-tax compensation cost for the year ended December 31, 2006, may be materially different from the Company’s estimate.
     In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”). SFAS 109-1 clarifies that tax deductions arising from qualified production activities should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) with no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of these tax deductions should be reported in the period in which the deduction is claimed on the Company’s tax return. The provision for income taxes for the year ended December 31, 2005, included a tax benefit related to the Company’s qualified production activities of $1.4 million.
3. Trade Accounts Receivable, net
     Trade accounts receivable, net, consist of the following:

	December 31,
	2005	2004
Trade accounts receivable	$115,449,598	$77,910,655
Less: Sales returns and allowances	(3,479,491)	(2,814,709)
Allowance for doubtful accounts	(317,652)	(528,000)

Trade accounts receivable, net	$111,652,455	$74,567,946

4. Inventories
     Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$3,294,094	$2,199,352
Work in process	4,074,205	4,160,583
Finished goods	13,379,571	4,289,435

Total inventories	$20,747,870	$10,649,370

     The Company had reserves for inventory obsolescence of $0.6 million and $0.4 million as of December 31, 2005 and 2004, respectively.

5. Fixed Assets, net
     Fixed assets consist of the following:

	December 31,
	2005	2004
Furniture and equipment	$3,828,407	$3,665,108
Computer software and hardware	14,797,999	10,548,445
Laboratory and manufacturing equipment	14,098,283	12,662,199
Leasehold improvements	20,136,443	15,776,388

Fixed assets, gross	52,861,132	42,652,140
Less accumulated depreciation	(24,116,173)	(19,311,555)

Fixed assets, net	$28,744,959	$23,340,585

     The Company recorded depreciation expense of $6.1 million, $4.3 million, and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
6. Product Acquisition and Intangible Assets
     On March 8, 2004, the Company announced that it had entered into the Aventis Agreements to acquire global rights to the Azmacort (triamcinolone acetonide) inhalation aerosol franchise. The transaction was completed on March 31, 2004. Accordingly, Kos began recording revenue for all sales related to the Azmacort product beginning April 1, 2004.
     Under the terms of the Aventis Agreements, Kos paid Aventis approximately $206.1 million in cash and agreed to pay a royalty on future sales of another version of the product to be developed, a chlorofluorocarbon (“CFC”)-free product that was being developed by Aventis. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc., agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx acquired the assets and business of the Aventis affiliate responsible for the manufacture of Azmacort and agreed, among other things, to a new ten-year term to produce and supply Azmacort.

     The purchase price relative to the Azmacort Acquisition Agreement has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as follows:

Component	Estimated Value	Weighted Average Life
		(in years)
Developed and Core Technology	$154,429,000	7
Supply Contract	4,050,000	5
Trademark	2,341,000	Indefinite
Other Intangibles	241,000	5
In-process Research and Development	38,000,000	N/A
Inventory	7,000,000	N/A

Total	$206,061,000

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
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a CFC-based propellant and, consequently, to the knowledge of the Company, should not contribute to the depletion of the Earth’s ozone layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the United States Congress into law in Title VI of the Clean Air Act, the production of CFCs in the United States was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the United States will eventually need to phase out CFC-propelled Metered Dose Inhalers. During the fourth quarter of 2005, the Company revised its estimate for the useful life of its Azmacort developed technology as a result of changes in the industry relating to the regulation by the FDA of CFCs. This change in estimate resulted in the Company recording additional amortization of $1.4 million during the quarter ended December 31, 2005. Moreover, the weighed average useful life of Azmacort developed and core technology was changed from 10 to 7 years.
     Although the product had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin in late 2008 to early 2009.

     On May 2, 2005, the Company entered into the Biovail Agreements. Pursuant to such agreements, the Company acquired rights to the Teveten Products, and obtained exclusive sales and marketing rights to the Cardizem LA product in the United States. In addition, the Company will obtain commercial rights to the Cardizem Combination Product, and the right of first negotiation to two other research and development projects in the cardio/metabolic disease area. In conjunction with the Biovail Agreements, the Company hired 184 Biovail employees, approximately 150 of whom were sales territory managers.
     Under the terms of the Biovail Agreements, Kos paid Biovail approximately $106.0 million in cash, pays royalties on sales of the Teveten Products and will pay a royalty on the Cardizem Combination Product when and if approved and commercialized. Kos currently obtains the Cardizem LA product from Biovail and will also obtain the Cardizem Combination Product from Biovail. The Company obtains the Teveten Products from Solvay.
     The allocation of the purchase price relative to the Biovail Agreements and the weighted average lives of its components is as follows:

Component	Estimated Value	Weighted Average Life
		(in years)
Developed and Core Technology	$44,400,000	12
Trademark	4,200,000	N/A
Sales and Marketing Rights	49,000,000	6
Goodwill	2,300,000	N/A
In-process Research and Development	2,800,000	N/A
Inventory	3,297,000	N/A

Total	$105,997,000

     The $2.8 million value assigned to in-process research and development of the Cardizem Combination Product was recorded as a research and development expense in the accompanying consolidated statements of income (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording an approximately $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
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
     Intangible assets consist of the following:

	December 31, 2005			December 31, 2004
			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(27,622)	$171,207	$154,429	$(10,336)	$144,093
Supply Contract	4,050	(1,418)	2,632	4,050	(608)	3,442
Other Intangibles	241	(88)	153	241	(38)	203
Trademarks*	6,541	—	6,541	2,341	—	2,341
Sales and Marketing Rights	49,000	(4,628)	44,372	—	—	—
Manufacturing Rights	4,000	(375)	3,625	—	—	—

Total	$262,661	$(34,131)	$228,530	$161,061	$(10,982)	$150,079

*	Indefinite-lived intangible assets
     The Company calculates amortization of intangible assets based on their estimated useful lives ranging from 5 to 22 years. The Company recorded $23.1 million and $11.0 million of amortization expense related to its intangible assets during the years ended December 31, 2005 and 2004, respectively. Amortization expense of intangible assets is estimated to be $31.0 million for each of the fiscal years from 2006 through 2008, $30.3 million for 2009, and $30.1 million for 2010.
     Except for amortization related to the Azmacort developed and core technology intangible asset, the Company records amortization expense related to its intangible assets as cost of sales. The Company does not allocate to cost of sales the amortization charges related to the Azmacort developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to Kos’ ability to conduct further research and development, for which the Company is primarily responsible, and market and sell the Azmacort product. The Company recorded $15.2 million and $10.3 million of amortization charges related to the Azmacort developed and core technology intangible asset for the years ended December 31, 2005 and 2004, respectively. Such amortization charges for the Azmacort developed and core technology are included under “Selling, general and administrative” expenses in the accompanying consolidated statements of income.

7. Accrued Expenses
     The components of accrued expenses are as follows:

	December 31,
	2005	2004
Managed care rebates and chargebacks	$70,617,506	$49,998,035
Employee commissions and bonuses	15,235,778	14,780,000
Royalties	29,669,864	13,811,276
Income taxes payable	19,846,314	2,183,142
Inventory and commodity purchases	9,481,484	3,045,907
IMA accrual	8,720,689	—
Employee vacations	4,557,878	3,436,987
All other	25,268,659	17,642,858

Total accrued expenses	$183,398,172	$104,898,205

8. Notes Payable to Shareholder
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of December 31, 2005. Borrowings, when outstanding, will bear interest at the prime rate (7.25% as of December 31, 2005), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.
     On December 21, 1999, Mr. Jaharis extended a $50-million loan to the Company (the “Standby Facility”) which matured on June 30, 2005 . In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility . Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. In June 2005, Mrs. Jaharis exercised the remaining 3,800,000 warrants to purchase shares of the Company’s Common Stock under the Standby Facility, thereby relieving the Company of $19 million of debt outstanding. As of June 30, 2005, the Standby Facility was terminated.
     Interest expense under the Company’s credit facilities totaled $0.5 million, $1.2 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9. Income Taxes
     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.
     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most net operating loss carryforwards (“NOLs”) and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including NOLs expected to be utilized to offset ordinary income in future years, is reversed as of the date of the change in circumstances. Accordingly, during the year ended December 31, 2004, the Company reversed $71.2 million of its valuation allowance previously established against its net deferred tax assets. At December 31, 2004, the Company had a remaining valuation allowance of approximately $4.2 million related to certain NOLs and credits. During 2005, the $4.2 million valuation allowance was reversed with $0.4 million of the reversal resulting in a benefit from income taxes. The remaining $3.8 million did not affect the Company’s provision for income taxes since the related deferred tax asset was also reversed.
     As of December 31, 2005 and December 31, 2004, the Company had deferred tax assets of approximately $66.3 million and $58.7 million, respectively. The composition of the net deferred tax assets is as follows:

	December 31,
	2005	2004
Current:
Reserves and accruals	$29,698,865	$21,193,085
Tax net operating loss carryforwards and credits	4,128,661	11,972,768
Intangible assets	1,552,697	971,280
Advance payment received on license agreement	605,954	1,378,478
Other	788,820	—

Total Current	36,774,997	35,515,611

Non-current:
Tax net operating loss carryforwards	—	4,181,274
Intangible assets	23,559,559	15,348,930
Advance payment received on license agreement	4,906,719	5,670,144
Property and equipment	(2,118,911)	(2,585,414)
Other	3,142,218	582,870

Total Non-current	29,489,585	23,197,804

	66,264,582	58,713,415
Valuation allowance	—	(4,181,415)

	$66,264,582	$54,532,000

     A detail of the components of the Company’s income tax provision for / (benefit from) for the years ended December 31, 2005, 2004 and 2003 is set forth below:

	Years Ended December 31,
	2005	2004	2003
Current provision:
Federal	$73,024,128	$21,889,743	$1,259,821
State	5,025,100	6,050,199	1,619,000

	78,049,228	27,939,942	2,878,821

Deferred benefit:
Federal	(14,551,049)	(44,034,931)	—
State	(876,951)	(8,081,069)	—

	(15,428,000)	(52,116,000)	—

Changes in liabilities for uncertain tax positions, net	7,889,000	—	—

Total	$70,510,228	$(24,176,058)	$2,878,821

     The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
     A reconciliation between the statutory federal income tax and the income tax expense (benefit) at the Company’s effective rate for the years ended December 31, 2005, 2004 and 2003 is set forth below:

	December 31,
	2005	2004	2003
Computed expected income tax based on statutory federal income tax rate	$66,014,677	$41,350,145	$21,802,338
State income taxes, net of federal benefit	9,600,924	3,519,594	2,614,495
Non-deductible expenses	2,329,228	1,787,705	2,928,564
Change in valuation allowance	(404,252)	(69,630,815)	(25,855,662)
Research & development credit, net	(5,390,268)	—	—
Other	(1,640,081)	(1,202,687)	1,389,086

Provision for/(benefit from) income taxes	$70,510,228	$(24,176,058)	$2,878,821

     As of December 31, 2005, the Company had approximately $85.2 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2006 and 2022. Net deferred tax assets, as of December 31, 2005, totaled approximately $66.3 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.

10. Major Customers
     Sales to customers that were at least 10% of the Company’s net sales are as follows:

	December 31,
	2005	2004	2003
Customer A	$295,125,706	$184,788,262	$94,496,344
Customer B	190,651,843	134,436,596	75,371,320
Customer C	119,334,394	83,482,589	60,620,703

Total	$605,111,943	$402,707,447	$230,488,367

11. Selected Quarterly Financial Information (Unaudited)
     The following table summarizes selected quarterly financial data of the Company for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2005
Revenues, net(1)	$153,290	$179,399	$205,095	$213,916	$751,700
Cost of sales	10,850	19,057	25,980	25,408	81,295
Operating expenses(2)	103,310	120,160	124,263	141,638	489,371
Income from operations(1)(2)	39,130	40,182	54,852	46,869	181,033
Net income(1)(2)	26,324	28,913	36,643	26,223	118,103
Basic income per share(3)	$0.65	$0.70	$0.80	$0.56	$2.71
Diluted income per share(3)	0.58	0.61	0.74	0.53	2.46

2004
Revenues, net	$94,268	$120,250	$131,876	$150,710	$497,104
Cost of sales	6,754	10,187	9,561	10,424	36,926
Operating expenses(4)	109,093	73,387	77,531	86,771	346,782
Income from operations(4)	(21,579)	36,676	44,784	53,515	113,396
Net income(4)(5)	8,048	38,501	42,746	53,024	142,319
Basic income per share(3)	$0.22	$1.03	$1.14	$1.34	$3.76
Diluted income per share(3)	0.17	0.83	0.94	1.15	3.13

(1)	For the fourth quarter of 2005 and the year ended December 31, 2005, includes a $17.0 million increase in net sales and a $7.9 million increase in net income resulting from the impact of the Change in Inventory Level Estimate

(2)	For the first quarter of 2005 and the year ended December 31, 2005, includes the impact of a $4.0 million write-off of an investment in Arisaph. For the fourth quarter of 2005 and the year ended December 31, 2005, includes $14.2 million of research and development expense resulting from the Jerini Licensing Payment.

(3)	Quarterly earnings per share are calculated on an individual basis and, because of rounding and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

(4)	For the first quarter of 2004 and the year ended December 31, 2004 includes the impact of the $38.0 million “Azmacort In-process R&D Write-off”.

(5)	For the year ended December 31, 2004 includes a benefit from income taxes resulting from the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate and $3.9 million relates to the reversal of valuation allowance on deferred tax assets to be realized through ordinary income in future years.

12. Commitments and Contingencies
Letter of Credit Facility
     The Company is subject to the terms of an $18-million letter of credit facility with a bank (the “Letter of Credit Facility”). As of December 31, 2005 and 2004, letters of credit outstanding totaled $14.6 million and $15.4 million, respectively.
Purchase Commitments
     During the normal course of its business, the Company enters into short-term purchase commitments for the acquisition of goods and services needed to run its operations. As of December 31, 2005, the Company had open purchase commitments totaling $29.6 million.
Employment and Royalty Agreements
     As of December 31, 2005, the Company had employment agreements with two of its current officers, including a deferred compensation agreement with one of its current officers providing for annual payments of not less than $400,000 per year for life upon the officer’s retirement. The liability under this deferred compensation agreement is being accrued over the officer’s remaining periods of employment so that, on the expected date of the officer’s retirement, the then present value of the annual payments will have been accrued. Included in “Accrued expenses” as of December 31, 2005 and 2004, in the accompanying consolidated balance sheets are $2.0 million and $1.5 million, respectively, related to this deferred compensation agreement. Salary and benefits expense recorded under the employment agreements totaled $3.7 million, $2.8 million and $1.8 million, during the years ended December 31, 2005, 2004 and 2003, respectively.
     Future minimum payments under the employment agreements are as follows:

Year Ending December 31,	Amount
2006	$1,443,000
2007	1,124,000
2008	943,000
2009	969,000
2010	997,000
Thereafter	81,000

Total	$5,557,000

     A royalty agreement with a former officer entitled the former officer to certain royalties not to exceed an aggregate of $4.0 million, on sales of the Company’s products. The aggregate maximum of royalty expense allowable under the agreement with the former officer was met during the year ended December 31, 2003. Royalty expense from this royalty agreement during the year ended December 31, 2003 was $0.4 million, and is included in “Selling, general and administrative” in the accompanying consolidated statements of income.
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

Operating Lease Commitments
     The Company has various operating leases that expire through 2014 for the rental of office space, laboratory facilities, and vehicles. The terms of certain of the Company’s operating leases provide for annual increases which the Company believes are consistent with market standards.
     Future minimum commitments under these agreements are as follows:

Year Ending December 31,	Amount
2006	$10,563,000
2007	10,576,000
2008	8,364,000
2009	5,539,000
2010	5,294,000
Thereafter	16,843,000

Total	$57,179,000

     As of December 31, 2005 and 2004, standby letters of credit of $2.1 million and $2.9 million, respectively, were outstanding under the Letter of Credit Facility in favor of the lessors as collateral for these leases provided to the Company.
     Rent and other expenses incurred under the operating leases were $14.9 million, $10.7 million and $7.4 million, during the years ended December 31, 2005, 2004 and 2003, respectively.
Licensing Agreements
     The Company has certain license agreements (the “License Agreements”) with third parties (the “Licensees”) for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure rights to develop, manufacture, sell, and/or sublicense future products developed through the License Agreements. In connection with the License Agreements and other licensing activities, the Company recorded licensing expense of approximately $14.8 million, $0.5 million and $0.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively, and such expense is reflected in “Research and development” in the accompanying consolidated statements of income. Licensing expense during the year ended December 31, 2005 included the Jerini Licensing Payment (see Note 15 to these Notes to Consolidated Financial Statements for more information regarding Jerini).
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

Year Ending December 31,	Amount
2006	$30,000
2007	12,530,000
2008	30,000
2009	30,000
2010	200,000
Thereafter	26,000,000

Total	$38,820,000

     In connection with one of these agreements, the Company is also subject to certain royalties on net sales of the Niaspan and Advicor products. The Company recorded $4.0 million of royalty expense from this agreement for the year ended December 31, 2005, and $2.5 million for each of the years ended December 31, 2004 and 2003. These royalty expenses are included in “Selling, general and administrative” in the accompanying consolidated statements of income.
Sponsored Research
     The Company has on-going sponsored research agreements with certain organizations. Under the sponsored research agreement with Arisaph Pharmaceuticals, Inc. (“Arisaph”), formerly Triad Pharmaceuticals, Inc., a privately-held drug discovery and design pharmaceutical company focused on developing molecules for a variety of diseases, including orally active therapies for diabetes, cancer and cholesterol disorders, Arisaph has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL (the “Field”). See Note 17 to these Notes to Consolidated Financial Statements for more information regarding Arisaph. Under the sponsored research agreements with a research center and a university, the Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the various sponsored research agreements include a $2.6 million payment in 2006.
     The Company also funds, from time to time and at its sole discretion, other research programs conducted at other universities and research centers. Expenses recorded under the Company’s sponsored research programs totaled approximately $2.8 million, $2.0 million and $1.0 million, during the years ended December 31, 2005, 2004 and 2003, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of income.
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
     Expenses recorded under these and other development agreements totaled approximately $5.0 million, $0.7 million and $0.3 million, during the years ended December 31, 2005, 2004 and 2003, respectively, and are reflected in “Research and development” in the accompanying consolidated statements of income.
Contract Sales Organization
     On December 17, 2001, the Company entered into an agreement with a contract sales organization (the “CSO”), whereby the CSO provided the Company with an approximately 150-person field sales organization for a two-year term beginning on January 1, 2002 (the “Contract Sales Force Agreement”). The Contract Sales Force Agreement complemented the Company’s existing sales force. Under the terms of the Contract Sales Force Agreement, the Company will pay the CSO a royalty based on net sales of the Company’s Niaspan and Advicor products during a five-year period beginning January 1, 2002. The royalty amounts payable to the CSO are subject to a cumulative minimum of $50.0 million over the term of the Contract Sales Force Agreement, not to exceed $65.0 million over such contract term. Royalty expenses recorded under the Contract Sales Force Agreement totaled approximately $27.6 million, $16.9 million and $6.9 million for the years ended December 31, 2005, 2004, and 2003 respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of income.

Through December 31, 2005, the Company had incurred approximately $56.2 million in royalties related to the Contract Sales Force Agreement.
     Further, in 2002, the Company also granted the CSO warrants to purchase 150,000 shares of the Company’s Common Stock at $32.79 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Contract Sales Force Agreement. The warrants vested equally over the two-year period during which the CSO provided services to the Company. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the compensation cost associated with this warrant grant was initially measured at the date of issuance using the Black-Scholes valuation model. The compensation cost was then re-measured each reporting period using the then applicable valuation assumptions, for increases or decreases in the quoted market value of the shares of the Company’s Common Stock through the last measurement date of December 31, 2003. The Company recorded compensation expense associated with this warrant grant of $1.8 million for the year ended December 31, 2003. Compensation expenses for the warrant grant are included in “Selling, general and administrative” in the accompanying consolidated statements of income.
Employee Benefit Plans
     The Company’s Internal Revenue Code Section 401(k) Plan, known as the Kos Savings Plan, became effective on January 1, 1994. Each full-time employee who has completed at least 90 days of service with the Company is eligible to make pre-tax elective deferral contributions each year not exceeding the lesser of a specified statutory amount or 25% of the employee’s compensation for the year. Beginning in 1999, the Company began matching employee contributions to the Kos Savings Plan. The Company’s matching contribution to the Kos Savings Plan is made in the form of shares of previously unissued Common Stock. The Company matches employee contributions up to 50% of an employee’s 401(k) contribution, and not to exceed 3% of such employee’s compensation for any given year. An employee is always 100% vested in the employee’s elective deferral contributions to the Kos Savings Plan and vests up to 100% in the Company matching contribution portion of such plan at 25% vesting per year of employment. The Company recorded $2.2 million, $1.6 million and $1.1 million, in expenses related to its match of employee contributions to the Kos Savings Plan for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in “Selling, general and administrative” in the accompanying consolidated statements of income.
     On February 15, 1999, the Company implemented the Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, an eligible employee may purchase Common Stock at a 15% discount by contributing to the Stock Purchase Plan, through payroll deductions, up to 10% of such employee’s annual compensation. Each employee’s total contributions are limited to $25,000 per year. Employee payroll deductions are accumulated for six-month periods at the end of which shares of the Company’s Common Stock are purchased under the Stock Purchase Plan. All full-time employees of the Company with at least 90 days of continuous service at the beginning of each six-month offering period are eligible to participate in that offering period. As of December 31, 2005, the Company had issued 727,698 shares of Common Stock under the Stock Purchase Plan and had 272,302 shares reserved for future issuance.
13. Shareholders’ Equity
Preferred Stock
     The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. Such shares of preferred stock may be issued by the Company in the future, without shareholder approval, upon such terms as the Company’s Board of Directors may determine.

Common Stock
     In January 2002, the Securities and Exchange Commission declared effective a shelf registration statement (the “Shelf Registration”) filed by the Company for the sale, from time to time, of up to $200 million of its Common Stock, Preferred Stock, stock options, warrants and other rights to purchase Common Stock or Preferred Stock. On October 10, 2003, the Company filed a new registration statement that covered the shares of the earlier Shelf Registration (the “Amended Shelf Registration”) and which allowed the Limited Partnership to sell up to 1,500,000 shares of the Company’s Common Stock in a public offering; and on October 31, 2003, the Company further amended the Amended Shelf Registration to register an aggregate of 1,350,000 shares of Company Common Stock held by a third party and the Company’s Chairman. The Amended Shelf Registration was declared effective by the Securities and Exchange Commission on October 31, 2003. On November 25, 2003, the Company sold 3,750,000 shares of Common Stock and the Limited Partnership sold 1,250,000 shares of Common Stock (converted from the Supplemental Credit Facility) pursuant to the Amended Shelf Registration. On December 22, 2003, the Company sold an additional 650,000 shares of Common Stock and the Company’s Chairman sold 100,000 shares of Common Stock to cover over-allotments as permitted in the Amended Shelf Registration. Net proceeds to the Company resulting from the sale of the 4,400,000 shares of Common Stock totaled $184.3 million. Proceeds from the offerings, other than the proceeds pertaining to the selling shareholders, have primarily been used to acquire other products or companies, to in-license complimentary products, and to fund working capital needs and for general corporate purposes.
Stock Option Plan
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). As of December 31, 2005, a maximum of 17,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. Options granted under the Plan vest over four years from the date of grant. The maximum term of any option is ten years from the date of grant. Options generally expire within 30 days of termination of employment. The Plan is administered by a committee appointed by the Board of Directors of the Company.
     As of December 31, 2005, each outside director of the Company was granted an option to purchase 15,000 shares of Common Stock upon election to the Board and received options to purchase 30,000 shares effective on each director’s anniversary date and 10,000 shares effective on the date of the Company’s Annual Shareholders’ Meeting. The exercise price of such options is the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) using the Black-Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FASB Interpretation No. 44, which allows grantors to account for options to outside directors under APB 25. The Company provides the required disclosures of pro forma net income and related per share amounts under the fair value method in Note 2 hereto in accordance with SFAS 123 as amended by SFAS 148. Assumptions used in the calculation of the fair value of employee stock options are as follows:

		Risk-Free
Grant	Volatility	Interest	Expected	Expected
Date	Rate	Rate	Dividends	Term (Years)
2003	61.0%	2.98%	—	5
2004	60.1%	3.15%	—	5
2005	52.1%	3.86%	—	5

     Based on calculations using the Black-Scholes option valuation model, the weighted average fair value of options granted was $20.09, $25.45 and $12.28 during the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company had outstanding options to purchase 10,094,912 shares of Common Stock to employees, consultants, management and directors. Detail of option activity is as follows:

		Exercise Prices
	Number of		Weighted
	Shares	Range	Average
Outstanding, December 31, 2002	6,544,822	$0.60 - $36.50	$15.46
Granted	3,103,375	15.91 - 44.15	21.87
Exercised	(1,229,416)	4.28 - 34.10	11.09
Canceled	(330,514)	5.06 - 34.10	19.89

Outstanding, December 31, 2003	8,088,267	0.60 - 44.15	18.38
Granted	3,334,887	29.01 - 50.71	47.26
Exercised	(1,068,168)	5.06 - 34.10	14.46
Canceled	(247,172)	10.67 - 50.20	30.14

Outstanding, December 31, 2004	10,107,814	0.60 - 50.71	28.04
Granted	3,031,375	31.03 - 72.46	40.83
Exercised	(2,700,758)	0.60 - 50.20	19.57
Canceled	(343,519)	10.67 - 65.72	34.44

Outstanding, December 31, 2005	10,094,912

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number
	Outstanding	Average	Average	Exercisable	Weighted
Range of	December 31,	Remaining	Exercise	December 31,	Average
Exercise Prices	2005	Contractual Life	Price	2005	Exercise Price
$4.28 to $6.03	164,188	3.1 years	$5.07	164,188	$5.07
7.03 to 10.50	79,125	2.9 years	7.45	79,125	7.45
10.67 to 16.00	496,618	4.5 years	13.10	428,994	12.99
16.19 to 24.24	3,081,719	6.4 years	20.13	1,676,093	20.04
24.68 to 36.50	2,548,739	8.7 years	32.28	274,320	29.84
38.13 to 56.67	3,321,023	8.3 years	49.12	676,752	48.08
58.79 to 72.46	403,500	9.7 years	65.06	—	—

	10,094,912	7.6 years	$33.86	3,299,472	$24.64

     At December 31, 2005, 332,439 shares remain reserved for issuance under the Plan, and options to purchase 3,299,472 shares of Common Stock were exercisable.
Restricted Common Stock Grant
     On April 26, 2001, the Company entered into an employment agreement with one of its officers (the “April Employment Agreement”). Under the terms of the April Employment Agreement, the Company made a restricted grant to the officer of 66,668 shares of Common Stock, valued at $1.2 million, or $17.97 per share (the fair market of the Common Stock on the effective date of the agreement). The restricted stock grant vests 25% on each anniversary date of the April Employment Agreement. The Company recorded $0.1 million, $0.3 million and $0.3 million, of compensation expense during the years ended December 31, 2005, 2004 and 2003, related to the April Employment Agreement for each of the years ended December 31, 2005, 2004 and 2003, respectively, and such expense is included in “Selling, general and administrative” in the accompanying consolidated statements of income.
14. Co-promotion, Licensing, Manufacturing and Settlement and License Agreement
     On April 12, 2005, the Company entered into the Barr Agreements contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply KLS certain quantities of Niaspan and Advicor tablets, under or pursuant to the approval of Barr’s ANDAs and granted Kos a license to use, market and sell, at a future date, Barr’s versions of the Company’s Niaspan and Advicor products once approved in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current Good Manufacturing Practices and to stand ready to meet the Company’s manufacturing requirements on short notice.
     The Barr Settlement and License Agreement sets forth the terms of the settlement of the litigation between Kos and Barr. It permits Barr to launch a generic version of Niaspan and Advicor, as well as future dosage formulations, strengths or modified versions of the products, under terms of an exclusive license commencing on September 20, 2013, approximately four years earlier than the last-to-expire KLS patent. Pursuant to the Duramed Co-promotion Agreement, Duramed promotes the Company’s Niaspan and Advicor products to physicians who mostly specialize in women’s healthcare. In consideration of Duramed’s performance of its co-promotion obligations, the Company pays Duramed royalties subject to certain sales caps.
15. Collaboration and License Agreement
     On November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. Under the Jerini Agreement, KLS paid the Jerini Licensing Payment of $14.2 million which is included in “Research and development” in the accompanying consolidated statement of income for the year ended December 31, 2005. Additionally, Kos consummated the Jerini Investment by purchasing 3,125,000 shares of Jerini AG for $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate will be responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma, will be responsible for the regulatory affairs relating to such products, will make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate have the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma.

16. Legal Proceedings
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book as covering Cardizem LA, and that ‘505 patent was invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
     On August 10, 2005, a lawsuit against Andrx in Biovail’s name was commenced in the United States District Court for the District of Delaware (Civil Action No. 05-586). The complaint averred that Andrx’s filing of its ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Upon receiving a second Paragraph IV certification from Andrx directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by an amendment to Andrx’s ANDA, on October 14, 2005, a second complaint was filed in Biovail’s name in the United States District Court for the District of Delaware (Civil Action No. 05-730). The complaint averred that Andrx’s Amended ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on September 5, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
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
     In February 2005, Kos learned that the Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) in conjunction with the U.S. Department of Justice, is conducting an investigation of Kos’ marketing and sales practices. It appears that the investigation arises out of allegations that Kos engaged in potentially improper sales and marketing practices. The Company believes that the federal investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act, which permits private individuals to bring confidential actions on behalf of the government. Because any qui tam complaint, if filed, is under seal, the Company has not been able to review it.
     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos (the “Wisconsin Subpoena”). The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March

2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos (the “Louisiana Subpoena”). Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer prices (“AMP”) and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8 (“Best Price”). Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.
     The inquiries described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the matters discussed above. While Kos believes that it is currently in substantial compliance with health care and other laws applicable to Kos, the information requested by the investigating authorities is not limited to Kos’ current business operations or practices but extends back to 1997 in the case of the Louisiana Subpoena and 2000 in the case of the Wisconsin Subpoena. Kos has compliance measures in place that are designed to maintain compliance with regulatory requirements, but there can be no assurance that such compliance measures are, or have been, sufficient or that employees will not deviate, or have not deviated in the past, from the Company’s policies and legal requirements in such a way that it would have a material adverse effect on Kos’ ability to defend any proceedings brought by the OIG, the U.S. Department of Justice, or any qui tam relator or others. Currently, management cannot predict the timing or outcome of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, and results of operations. An adverse outcome in any one of the matters described above could result in substantial civil and/or criminal fines, other monetary damages, material changes to Kos’ business practices, and exclusion from federal healthcare programs. As a result, such matters could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

17. Related Party Transactions
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Arisaph, which is now controlled by a limited partnership (the “Arisaph Limited Partnership”) formed by the wife of Michael Jaharis, the Company’s founder and Chairman Emeritus of the Company’s Board of Directors. At the time the agreements were executed, Mr. Jaharis directly controlled Arisaph. Under the Sponsored Research Agreement, Arisaph has agreed to perform research on behalf of the Company in the Field. The Sponsored Research Agreement, as amended on October 1, 2005, expires on December 31, 2006, and provides for total payments by the Company during the extended term of $3.8 million. Arisaph commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Arisaph in 2003, $0.9 million, in 2004, and $0.8 million in 2005 in connection with the Sponsored Research Agreement. Under the License Agreement, Arisaph granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property (e.g., methods, processes, trade secrets and technical data) in the Field developed during the term of the Sponsored Research Agreement that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Arisaph may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Arisaph will pay to the Company royalties on income earned by Arisaph from the commercialization of any such non-exclusive intellectual property within the Field. Arisaph conducts the sponsored research on behalf of the Company pursuant to its sponsored research and license agreements with Tufts University.
     On February 1, 2005, the Company paid $4.0 million of a proposed aggregate $8.0 million investment in Arisaph through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4.0 million of Series F Preferred Stock. The investment is part of a $16.0 million round of financing for Arisaph, with the remaining $8.0 million being provided by the Arisaph Limited Partnership under similar terms and conditions as the Company’s investment. Assuming consummation of the second $4.0 million investment and the recent increase in the size of the Arisaph stock option plan, the Company would own approximately 24% and the Arisaph Limited Partnership would own or have the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has also appointed Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors.
     After considering the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries” (the “AICPA Practice Aid”), which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4.0 million investment in Arisaph. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of income for the year ended December 31, 2005.
     In connection with the closing of Kos’ equity investment in Arisaph on February 1, 2005, Christopher P. Kiritsy accepted the position of President and Chief Executive Officer of Arisaph and resigned, effective May 20, 2005, from his position with the Company as Executive Vice President, Corporate Development and Chief Financial Officer. Mr. Juan F. Rodriguez, the Company’s current Senior Vice President, Controller and Corporate Administration, was named Interim Chief Financial Officer upon Mr. Kiritsy’s departure, until November 1, 2005, when Mr. Kevin P. Clarke was named Executive Vice President, Chief Financial Officer. Effective with Mr. Kiritsy’s employment termination, the Company and Mr. Kiritsy entered into a two-year consulting arrangement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kiritsy receives an annual $5,000 consulting fee; the continued vesting, over the term of the Consulting Agreement, of stock options received while Mr. Kiritsy was employed by Kos; and the reinstatement of such stock options’ expiration period (as the stock options granted to Mr. Kiritsy would have expired within 30 days of the termination of employment). As such, Mr. Kiritsy’s current vested stock options, and those that will vest through the term of the Consulting Agreement, will retain their original expiration dates. In accordance with the provisions of the FASB’s Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, which addresses the accounting consequence of various modifications to the terms of a previously fixed stock option or award, these modifications resulted in the Company recording stock option modification cost of $1.1 million, included in the accompanying consolidated statements of income as “Selling, general and administrative” expense, for the year ended December 31, 2005. Additionally, the Company recorded stock option compensation cost associated with the Consulting Agreement of $3.9 million, which is included in the accompanying consolidated statements of income as “Selling, general and administrative” expense for the year ended December 31, 2005. The Company will continue to recognize compensation cost related to these stock option awards throughout the term of the Consulting Agreement as further vesting of these stock options occurs.
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
     For more information regarding related party transactions, please refer to Note 18 of these Notes to Consolidated Financial Statements.
18. Subsequent Events
     On February 22, 2006, the Company entered into a third IMA with one of its three largest customers and as result, the Company had signed IMAs with its three largest customers as of such date (see Accounting for Product Returns and Inventory Management Agreements — Impact on Revenue Recognition in Note 2 of these Notes to Consolidated Financial Statements for more information regarding IMAs).
     On February 28, 2006, each of the Audit Committee and the Governance, Compliance and Nominating Committee of the Board of Directors (collectively, the “Committees”) of the Company approved limited use of a private jet fractionally-owned by Michael Jaharis, the Company’s Chairman Emeritus and principal shareholder, or an entity under his control, to transport members of the Company’s board of directors and senior management accompanying Mr. Jaharis to or from Company-related meetings or for Company-related business on limited occasions.
     The Committees determined that there may be instances when the Company would derive substantial benefits as a result of having members of its board of directors and senior management travel via private jet. The Committees considered a number of situations when commercial airline travel may be impracticable or when the business interests of the Company would be served by having members of management or the board travel together by private jet, as a result of time saved, more productive use of time, confidentiality of discussions, and other circumstances when the business interests of the Company would be served. For such occasions, the Committees authorized reimbursement for a pro rata portion of the actual hourly costs to operate the jet multiplied by the number of hours attributable to Company-related business, taking into account the number of Company personnel and/or board members traveling on board with Mr. Jaharis, and provided that reimbursement will in no event exceed the actual cost for use and operation of the jet. The Committees will monitor the Company’s use of and reimbursement for the jet on an ongoing basis to ensure such use and reimbursement is reasonable and consistent with the Company’s policies and practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.
     We have audited the consolidated financial statements of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 10, 2006. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K for the three years in the period ended December 31, 2005. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 10, 2006

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

				Balance at
	Balance at	Charged to Costs		End
Description	Beginning of Period	and Expenses	Deductions	of Period

Allowance for Doubtful Accounts:

Fiscal year ended December 31, 2003	$306	$217	$—	$523
Fiscal year ended December 31, 2004	523	238	233	528
Fiscal year ended December 31, 2005	528	309	519	318

Inventory Reserve:

Fiscal year ended December 31, 2003	$478	$770	$709	$539
Fiscal year ended December 31, 2004	539	960	1,130	369
Fiscal year ended December 31, 2005	369	721	451	639

Deferred Tax Asset Valuation Allowance:

Fiscal year ended December 31, 2003	$99,668	$(25,856)	$—	$73,812
Fiscal year ended December 31, 2004	73,812	(69,631)	—	4,181
Fiscal year ended December 31, 2005	4,181	(400)	3,781	—
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

PART III
     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES.

(a)	1.	The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 71 of this report.

	2.	The following Financial Statement Schedules are filed herewith:

Schedule	Description

II	Valuation and Qualifying Accounts for the Year Ended December 31, 2005

3.	The following exhibits are filed herewith:

Exhibit
Number	Exhibit Description

1.1(1)
Underwriting Agreement dated November 19, 2003, among the Company, the Selling Shareholders named therein, and Goldman, Sachs and Co., Banc of America Securities LLC, SG Cowen Securities Corporation, Deutsche Bank Securities, Inc., SunTrust Capital Markets, Inc., Natexis Bleichroeder Inc. and Ryan, Beck & Co., Inc.

2.1(12)+	Product Acquisition Agreement between the Company and Aventis Pharmaceuticals Holdings Inc., dated March 5, 2004.

2.2(12)+	Supply Agreement between the Company and Aventis Pharmaceuticals Inc., dated March 5, 2004.

2.3+	Collaboration and License Agreement, dated as of November 6, 2005, among Kos Life Sciences, Inc., a subsidiary of Kos Pharmaceuticals, Inc., and Jerini US Inc., a subsidiary of Jerini AG.

3.1(15)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.2(2)	Amended and Restated Articles of Incorporation of the Company.

3.3(18)	Amended and Restated Bylaws of the Company.

4.1
See Exhibits 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(3)	Form of Common Stock certificate of the Company.

10.1(2)*	Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

10.2(2)*	Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

Exhibit
Number	Exhibit Description

10.3(4)*	Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan.

10.4(6)	Third Amended and Restated Registration Rights Agreement effective as of December 19, 2002, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.5(6)	Revolving Credit and Loan Agreement dated as of December 19, 2002, between Kos Pharmaceuticals and Michael Jaharis.

10.6(6)	Revolving Credit Promissory Note dated December 19, 2002 in favor of Michael Jaharis.

10.7(6)	Non-Detachable Common Stock Purchase Warrant dated December 19, 2002.

10.8(6)	Second Amended and Restated Security Agreement dated December 19, 2002, by and between the Company and Michael Jaharis.

10.9(7)	Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

10.10(9)*	Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

10.11(9)+	Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.12(9)+	Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.13(9)	Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

10.14(10)+	Distribution, Patent & Trademark License, Marketing and Supply Agreement, dated October 23, 2002, between the Company and Merck KGaA.

10.15(11)+	Co-Promotion Agreement dated as of October 29, 2003 between the Company and Takeda Pharmaceuticals North America, Inc.

10.16(14)	Form of Consulting Agreement Between the Company and Christopher P. Kiritsy.

10.17(14)	Securities Purchase Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc. and 2004 Oikos Investment Partners, LP.

10.18(14)	Stockholders Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

Exhibit
Number	Exhibit Description

10.19(14)	Registration Rights Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

10.20(16)*	Employment Agreement dated as of February 2, 2005, between Adrian Adams and the Company.

10.21*	Summary Term Sheet of Board Compensation.

10.22*	Terms of Employment between Kevin Clarke and the Company dated as of October 14, 2005.

10.23(17)+	Co-promotion Agreement by and between the Company, one of its subsidiaries, Duramed Pharmaceuticals, Inc. and Barr Laboratories, Inc. dated April 12, 2005.

10.24(17)+	Settlement and License Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.25(17)+	License and Manufacturing Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.26(17)+	Supply and Employee Agreement by and between the Company and Biovail Pharmaceuticals, Inc. dated May 2, 2005.

10.27(17)+	Distribution and Product Acquisition Agreement by and between the Company and Biovail Laboratories International SRL dated May 2, 2005.

14.1(13)	Code of Ethics for Senior Financial Officers.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24	Powers of Attorney (included on signature page hereto).

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Summary Sheet of 2006 Named Executive Officer Compensation.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-1/A (File No. 333-17991), filed with the Securities and Exchange Commission on March 6, 1997, and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999, and incorporated herein by reference.

(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2002, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2000, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2001, and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.

(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2003, and incorporated herein by reference.

(12)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2004, and incorporated herein by reference.

(13)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended March 31, 2003, and incorporated herein by reference.

(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005, and incorporated herein by reference.

(15)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended March 31, 2005, and incorporated herein by reference.

(16)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2004, and incorporated herein by reference.

(17)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2005, and incorporated herein by reference.

(18)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2005, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*	Denotes management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Michael Jaharis Michael Jaharis	Chairman Emeritus of the Board of Directors	March 16, 2006
/s/ Daniel M. Bell Daniel M. Bell	Chairman of the Board of Directors	March 16, 2006
/s/ Robert E. Baldini Robert E. Baldini	Vice Chairman of the Board	March 16, 2006
/s/ Adrian Adams Adrian Adams	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2006
/s/ Kevin P. Clarke Kevin P. Clarke	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2006
/s/ Juan F. Rodriguez Juan F. Rodriguez	Senior Vice President, Controller and Corporate Administration (Principal Accounting Officer)	March 16, 2006
/s/ John Brademas John Brademas	Director	March 16, 2006
/s/ Kevin T. Ferro Kevin T. Ferro	Director	March 16, 2006
/s/ Steven Jaharis Steven Jaharis	Director	March 16, 2006
/s/ Nicolaos E. Madias Nicolaos E. Madias	Director	March 16, 2006
/s/ Mark Novitch Mark Novitch	Director	March 16, 2006
/s/ William D. Pruitt William D. Pruitt	Director	March 16, 2006
/s/ Frederick B. Whittemore Frederick B. Whittemore	Director	March 16, 2006