Form 10-Q
period 2006-03-31
KOS PHARMACEUTICALS INC
filed 2006-05-10
CIK 1018952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to__________________
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2006

Common Stock, par value $.01 per share	47,271,674

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Niaspan®, Advicor®, Teveten®, Teveten HCT and Azmacort® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.
Cardizem® LA is a registered trademark of Biovail Laboratories International SRL.
Flutiform TM is a trademark of Jagotec AG (U.S. trademark registration currently pending at the U.S. Patent and Trademark Office).

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$435,272	$412,736
Marketable securities	2,537	—
Trade accounts receivable, net	90,156	111,652
Inventories, net	28,462	20,748
Prepaid expenses and other current assets	17,589	20,555
Current deferred tax asset, net	38,350	36,775

Total current assets	612,366	602,466
Fixed Assets, net	31,903	28,745
Investment	14,719	12,782
Goodwill	2,300	2,300
Long Term Deferred Tax Asset, net	34,416	29,490
Intangible Assets, net	220,793	228,530
Other Assets	4,186	5,441

Total assets	$920,683	$909,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,246	$25,112
Accrued expenses	163,817	183,398
Advance payment received on license agreement, net of amortized amount	1,625	1,625
Current portion of capital lease obligations	139	138

Total current liabilities	198,827	210,273

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	12,755	13,162
Other long term liabilities	8,212	7,889
Capital lease obligations, net of current portion	35	71

Total long term liabilities	21,002	21,122

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,240,083 and 46,861,818 shares issued and outstanding as of March 31, 2006 (unaudited) and December 31, 2005, respectively	472	469
Additional paid-in capital	674,748	650,793
Retained earnings	23,809	26,475
Accumulated other comprehensive income	1,825	622

Total shareholders’ equity	700,854	678,359

Total liabilities and shareholders’ equity	$920,683	$909,754

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended
	March 31,
	2006	2005
	(Unaudited)
Net sales	$169,433	$152,651
Licensing revenue	1,341	639

Total revenue	170,774	153,290

Cost of sales (excludes Azmacort developed and core technology amortization of $4.9 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively; See Note 8)	23,035	10,850

	147,739	142,440

Operating expenses:
Research and development	34,700	25,296
Selling, general and administrative	122,075	78,014

Total operating expenses	156,775	103,310

Income (loss) from operations	(9,036)	39,130

Other expense (income):
Interest income, net	(4,607)	(1,523)
Interest expense-related party	—	258
Interest expense, other	22	20
Other expense, net	—	16

Total other income	(4,585)	(1,229)

Income (loss) before provision for / (benefit from) income taxes	(4,451)	40,359
Provision for/(benefit from) income taxes	(1,785)	14,035

Net income (loss)	$(2,666)	$26,324

Basic earnings (loss) per share of Common Stock	$(0.06)	$0.65

Diluted earnings (loss) per share of Common Stock	$(0.06)	$0.58

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	46,957	40,255
Diluted	46,957	46,013
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Common Stock				Accumulated Other
			Additional Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2005	46,862	$469	$650,793	$26,475	$622	$678,359

Common Stock issued to employees under Kos Savings Plan	12	—	531	—	—	531
Compensation cost on consultant stock options	—	—	892	—	—	892
Compensation cost of share-based payments	—	—	10,688	—	—	10,688
Tax benefit of stock option exercises	—	—	2,991	—	—	2,991
Issuance of Common Stock to Employees under Stock Purchase Plan	45	—	1,989	—	—	1,989
Exercise of stock options	321	3	6,864	—	—	6,867
Comprehensive loss:
Unrealized gain on investment, net of taxes of $722,000	—	—	—	—	1,215	1,215
Unrealized loss on marketable securities	—	—	—	—	(12)	(12)
Net loss	—	—	—	(2,666)	—	(2,666)

Total comprehensive loss	—	—	—	—	—	(1,463)

Balance at March 31, 2006	47,240	$472	$674,748	$23,809	$1,825	$700,854

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,666)	$26,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities– Provision for doubtful accounts	80	—
Depreciation	2,056	1,326
Amortization of intangible assets	7,737	3,661
Provision for inventory obsolescence	263	79
Loss on disposal of fixed assets	5	20
Common Stock issued to employees under Kos Savings Plan	531	393
Compensation cost on consultant stock options	892	—
Compensation cost of share-based payments	10,688	74
Write-off of investment in Arisaph Pharmaceuticals, Inc.	—	4,000
Write-off of generic Niaspan inventory	—	1,327
Deferred income tax benefit	(7,795)	130
Recognition of deferred revenue under license agreement	(345)	(416)
Reimbursement recognized under license agreement	(62)	(62)
Tax benefit from share-based payments	1,448	525
Changes in operating assets and liabilities:
Trade accounts receivable	21,416	(21,283)
Inventories	(7,977)	(1,149)
Prepaid expenses and other current assets	2,966	(3,494)
Deferred tax assets	572	5,789
Other assets	—	2
Accounts payable	8,134	751
Accrued expenses	(19,581)	10,603
Other liabilities	323	—

Net cash provided by operating activities	18,685	28,600

Cash Flows from Investing Activities:
Investment in Arisaph Pharmaceuticals, Inc.	—	(4,000)
Purchase of marketable securities	(2,649)	(3,925)
Sales of marketable securities	100	—
Capital expenditures and deposits on fixed assets to be acquired	(3,964)	(2,172)

Net cash used in investing activities	(6,513)	(10,097)

Cash Flows from Financing Activities:
Excess tax benefit from share-based payments	1,543	—
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,989	1,544
Net proceeds from exercise of stock options	6,867	2,022
Payments under capital lease obligations	(35)	(33)

Net cash provided by financing activities	10,364	3,533

Net increase in cash and cash equivalents	22,536	22,036
Cash and Cash Equivalents, beginning of period	412,736	258,703

Cash and Cash Equivalents, end of period	$435,272	$280,739

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2006, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2006. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
2. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”) amending the guidance in Accounting Research Bulletin 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. The Company adopted SFAS 151 and it did not have an impact on the Company’s financial position, results of operations or cash flows, for the three months ended March 31, 2006.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Payment” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounted for stock option awards and shares granted under the Company’s share-based payment plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In accordance with the modified prospective method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in the Company recording $10.7 million of share-based employee compensation for the three months ended March 31, 2006. See Note 13 for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.
     Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123R, the Company revised the statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as cash flows from financing activities. Such benefits are presented as a component of cash flows from operating activities for periods prior to the first quarter of 2006.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows, for the three months ended March 31, 2006.
3. Reporting of Comprehensive Income or Loss
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income or loss and the related components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive loss for the three months ended March 31, 2006, was $1.5 million, and included $1.2 million of unrealized gains, net of tax, on an investment in Jerini AG (the “Jerini Investment”). Net income and comprehensive income was $26.3 million for the comparable period in 2005.
4. Income Taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes”, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards (“NOLs”) to the extent that realization of said benefits is more likely than not.
     The Company recorded a benefit from income taxes of $1.8 million for the three months ended March 31, 2006, as compared to a provision for income taxes of $14.0 million for the three months ended March 31, 2005. The $1.8 million benefit from income taxes for the three months ended March 31, 2006, included a write-off of $0.3 million related to state NOLs and a reserve of $0.3 million related to uncertain tax positions. The $14.0 million provision for income taxes for the three months ended March 31, 2005, included a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain cumulative Company research and development activities through 2004, a $1.5 million provision associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, and a $0.4 million reversal of the Company’s valuation allowance associated with net operating losses not previously utilizable which could then be realized by the Company.
     As of March 31, 2006, the Company had approximately $84.6 million of state NOLs available to offset future taxable income. These NOLs will expire between 2006 and 2022. Net deferred tax assets, as of March 31, 2006, totaled approximately $72.8 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.

5. Earnings or Loss Per Share
     Basic earnings or loss per share is determined by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method to stock options and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation is as follows:

	Three Months
	Ended March 31,
	2006	2005
	(in thousands, except
	per share data)
Numerator:
Net income (loss)	$(2,666)	$26,324
Interest expense from convertible debt	—	258

Diluted net income (loss)	$(2,666)	$26,582

Denominator:
Basic weighted average number of shares outstanding	46,957	40,255
Effect of dilutive securities:
Stock options	N/A	1,954
Non-detachable warrants (See Note 12)	N/A	3,800
Other common stock warrants	N/A	4

Diluted weighted average number of shares outstanding	46,957	46,013

Basic earnings (loss) per share of Common Stock	$(0.06)	$0.65
Diluted earnings (loss) per share of Common Stock	(0.06)	0.58
     The calculation of weighted average shares outstanding excluded stock options of 3.2 million and 3.4 million for the three months ended March 31, 2006 and 2005, respectively, because their impact was antidilutive.
6. Inventories, net
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials	$3,318	$3,294
Work in process	7,689	4,074
Finished goods	17,455	13,380

Total inventories, net	$28,462	$20,748

     The Company had reserves for inventory obsolescence of $0.8 million and $0.6 million as of March 31, 2006 and December 31, 2005, respectively.
7. Investment
     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that, among other things, marketable equity and debt securities classified as available-for-sale be carried at fair value, with unrealized gains and losses reported directly in other comprehensive income or loss. The cost related to investments available-for-sale is determined utilizing the specific identification method. The Jerini Investment is classified as an available-for-sale security and was recorded at its fair value of $14.7 million and $12.8 million under Investment in the accompanying balance sheets as of March 31, 2006 and December 31, 2005, respectively. The $1.2 million of unrealized gain, net of tax of $0.7 million, related to the Jerini Investment was recorded as other comprehensive income for the three months ended March 31, 2006.
8. Product Acquisitions and Intangible Assets
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
     The purchase price relative to the Azmacort Acquisition Agreement has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as follows:

		Weighted
	Estimated	Average
Component	Value	Life
	(in thousands)	(in years)
Developed and Core Technology	$154,429	7
Supply Contract	4,050	5
Trademark	2,341	Indefinite
Other Intangibles	241	5
In-process Research and Development	38,000	N/A
Inventory	7,000	N/A

Total	$206,061

     The amount assigned to Azmacort in-process research and development was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired Azmacort in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a CFC-based propellant and, consequently, to the knowledge of the Company, should not contribute to the depletion of the Earth’s ozone layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the United States Congress into law in Title VI of the Clean Air Act, the production of CFCs in the United States was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Montreal Protocol, the United States will eventually need to phase out CFC-propelled Metered Dose Inhalers. During the fourth quarter of 2005, the Company revised its estimate for the useful life of its Azmacort developed technology as a result of changes relating to the regulation by the United States Food and Drug Administration (“FDA”) of CFCs. Accordingly, the weighted average useful life of Azmacort developed and core technology changed from 10 to 7 years.
     Although the product had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved were manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin in late 2009.
     On May 2, 2005, the Company entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, the Company acquired rights to the Teveten and Teveten HCT products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem LA product in the United States. In addition, the Company has the right to obtain commercial rights to a combination product of Cardizem LA and enalapril (the “Cardizem Combination Product”), and the right of first negotiation to two other research and development projects in the cardio/metabolic disease area. In conjunction with the Biovail Agreements, the Company hired 184 Biovail employees, approximately 150 of whom were sales territory managers.
     Under the terms of the Biovail Agreements, Kos paid Biovail approximately $106.0 million in cash, pays royalties on sales of the Teveten Products and will pay a royalty on the Cardizem Combination Product when and if approved and commercialized. Kos currently obtains the Cardizem LA product from Biovail and will also have the right to obtain the Cardizem Combination Product from Biovail. The Company obtains the Teveten Products from Solvay Pharmaceutical Marketing and Licensing AG.

     The allocation of the purchase price relative to the Biovail Agreements and the weighted average lives of its components are as follows:

		Weighted
	Estimated	Average
Component	Value	Life
	(in thousands	(in years)
Developed and Core Technology	$44,400	12
Trademark	4,200	N/A
Sales and Marketing Rights	49,000	6
Goodwill	2,300	N/A
In-process Research and Development	2,800	N/A
Inventory	3,297	N/A

Total	$105,997

     The amount assigned to in-process research and development was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The Cardizem Combination Product represents a single project involving a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure. It is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
     The Cardizem Combination Product had not achieved technological feasibility as of the date of the Biovail Agreements. The primary technological matter to be resolved was formulation methodology. If the technological and regulatory challenges are overcome, sales of the Cardizem Combination Product could begin as early as 2008. Further development of the Cardizem Combination Product is to be primarily conducted by Biovail.
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

     Intangible assets consist of the following:

	March 31, 2006 (unaudited)			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(33,285)	$165,544	$198,829	$(27,622)	$171,207
Supply Contract	4,050	(1,620)	2,430	4,050	(1,418)	2,632
Other Intangibles	241	(100)	141	241	(88)	153
Trademarks*	6,541	—	6,541	6,541	—	6,541
Sales and Marketing Rights	49,000	(6,363)	42,637	49,000	(4,628)	44,372
Manufacturing Rights	4,000	(500)	3,500	4,000	(375)	3,625

Total	$262,661	$(41,868)	$220,793	$262,661	$(34,131)	$228,530

*	Indefinite-lived intangible assets
     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from five to 22 years. The Company recorded $7.7 million and $3.7 million of amortization expense related to its intangible assets during the three months ended March 31, 2006 and 2005, respectively. Amortization expense of intangible assets is estimated to be $31.0 million for each of the years from 2006 through 2008, $30.3 million for 2009 and $30.1 million for 2010.
     Except for amortization related to the Azmacort developed and core technology intangible asset, the Company records amortization expense related to its intangible assets as cost of sales. The Company does not allocate to cost of sales the amortization charges related to the Azmacort developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to Kos’ ability to conduct further research and development, for which the Company is primarily responsible, and market and sell the Azmacort product. The Company recorded $4.9 million and $3.5 million of amortization charges related to the Azmacort developed and core technology intangible asset for the three months ended March 31, 2006 and 2005, respectively. Such amortization charges for the Azmacort developed and core technology are included under “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
9.	Accounting for Product Returns and Inventory Management Agreements — Impact on Revenue Recognition
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

     During the first quarter of 2006, the Company completed the execution of inventory management agreements (“IMAs”) with its three largest customers. These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by its top three customers. The IMAs, however, prohibit these distributors from exceeding a certain level of product inventory. Accordingly, during the quarter ended March 31, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $26.4 million decrease in product sales during the quarter ended March 31, 2006.
10. Advance Payments Received on License Agreement
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck KGaA will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck KGaA, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through March 31, 2006, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments (of which $3.8 million was refundable as of March 31, 2006, to Merck KGaA if Kos fails to achieve certain regulatory milestones). Merck KGaA is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacture of the products, and for certain critical marketing-related functions. Kos’ manufacturing commitment to Merck KGaA is a pervasive element of the Merck Agreement as Merck KGaA is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality of the products and for maintaining a worldwide database of adverse events of the products that it manufactures for Merck KGaA. The critical marketing-related services provided by Kos include: active participation in the planning of commercialization efforts by Merck KGaA, the sharing, review and dissemination of information pertaining to safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck KGaA.
     The Company’s policy with respect to recording licensing revenue resulting from Merck KGaA product sales is to record such licensing revenue as the related product sales are generated by Merck KGaA. Through March 31, 2005, the Company’s policy related to licensing revenue resulting from milestone and upfront payments was to recognize such licensing revenue over the then remaining agreement period using the straight-line method and to recognize reimbursement payments as an offset to operating expenses over the then remaining agreement period using the straight-line method. During the second quarter of 2005, the Company re-evaluated its policy for recognizing such licensing revenue and reimbursement payments and determined that a proportional-performance revenue recognition method more appropriately reflected Kos’ continuing obligations relative to the arrangement with Merck KGaA, while also incorporating the recognition of revenue relative to the efforts extended up to the point of receiving the upfront and reimbursement payments and attaining marketing authorization. Accordingly, the Company began recognizing licensing revenue associated with its Merck KGaA milestone and upfront payments using the proportional-performance revenue recognition method during the second quarter of 2005. This change in accounting method represented the correction of an accounting error by the Company.

     Under the proportional-performance method, the Company recorded licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement of $0.9 million and recorded an offset to research and development expenses of $0.1 million for the three months ended March 31, 2006. Under the previous accounting policy, the Company recorded licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement of $0.6 million and recorded an offset to research and development expenses of $0.1 million for the three months ended March 31, 2005.
     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck KGaA. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of March 31, 2006, are $14.4 million related to upfront, reimbursement and milestone payments received from Merck KGaA that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.
11. Accrued Expenses
     The components of accrued expenses are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Managed care rebates and chargebacks	$77,585	$70,618
Employee commissions and bonuses	8,178	15,236
Royalties	38,461	29,670
Income taxes payable	—	19,846
Inventory and commodity purchases	8,127	9,481
All other	31,466	38,547

Total accrued expenses	$163,817	$183,398

12. Notes Payable to Shareholder
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with the Additional Standby Facility, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2006. Borrowings, when outstanding, will bear interest at the prime rate (7.75% as of March 31, 2006), and will be subject to standard and customary loan covenants, as well as a condition that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or to its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis.

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
     The Company recorded $0.3 million of interest expense for the three months ended March 31, 2005 related to its credit facilities with Mr. Jaharis and his transferees.
13. Compensation Cost for Stock Options Issued to Employees
     In December 2004, the FASB issued SFAS 123R, which requires measurement of all stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The SFAS 123R compensation cost is dependant upon various variable inputs such as the market value of the Company’s shares of Common Stock, the volatility of the Company’s shares of Common Stock, the expected life of stock option grants, the number of options granted, and forfeiture rates for options under the Company’s stock option plan.
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation for the first quarter of 2005 has been disclosed previously in the Company’s notes to its financial statements under provisions of SFAS 148. The previously-disclosed pro forma information is presented below.

Three Months ended
March 31, 2005
(in thousands, except per share data)
Net income:
As reported	$26,324
Stock-based employee compensation expense under fair value method	(5,797)

Pro forma	$20,527

Net income per share:
As reported:
Basic	$0.65
Diluted	0.58

Pro forma:
Basic	$0.51
Diluted	0.46

Number of shares used in calculation:
As reported:
Basic	40,255
Diluted	46,013
Pro forma:
Basic	40,255
Diluted	45,634
     In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will re-evaluate use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company previously estimated forfeitures in the expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS 123R. During the three months ended March 31, 2006, the Company recognized gross compensation cost under SFAS 123R of $10.7 million.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company recorded as financing cash flows $1.5 million of excess tax benefits for the three months ended March 31, 2006.

Stock Option Plan
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). As of March 31, 2006, a maximum of 17,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. Options granted under the Plan vest over one to four years from the date of grant. The maximum term of any option is ten years from the date of grant. Options generally expire within 30 days of termination of employment. The Plan is administered by the Company’s Compensation and Stock Option Committee. The compensation expense recognized in connection with the Plan for the three months ended March 31, 2006 was $10.1 million. As of March 31, 2006, approximately 22,378 shares of Common Stock remain available for future grants under the Plan.
     A summary of the plan activity for stock options is as follows:

			Weighted
		Weighted	Averaged
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in thousands)
Outstanding, December 31, 2005	10,094	$33.86
Granted	464	44.51
Exercised	(321)	22.04
Canceled	(194)	39.13

Outstanding, March 31, 2006	10,043	$34.69	7.5 years	$131,362

Vested and expected to vest, March 31, 2006	8,434	$34.48	7.4 years	$112,088

Exercisable, March 31, 2006	5,091	$28.24	7.5 years	$99,427

     The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of historical volatility of the Company’s stock and implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. Historical data is used by the Company to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and is derived from historical exercise experience under the Company’s share-based payment plans.

     The significant assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
Expected life	6 years	5 years
Risk free interest rate	4.41%	3.86%
Expected volatility	54.8%	52.7%
Expected dividend yield	—	—
     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $45.22 and $32.67, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $8.3 million and $1.6 million, respectively.
     At March 31, 2006, there was $78.4 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. This expense is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock
     In the first quarter of 2006, the Company decided to change the composition of employee grants to include more restricted stock awards and reduce stock options. The Company (subject to approval of the Kos Incentive Plan, as described in Note 16) granted 158,150 shares of restricted stock during the first quarter of 2006, valued at $7.1 million, or $44.86 per share (the fair market of the Common Stock on the effective date of the grant). The restricted stock grants vest 25% on each anniversary date of the grant. Therefore, as of March 31, 2006, none of the restricted awards had vested. The value of the restricted stock is being amortized on a straight-line basis over their vesting period. Amortization of the fair value of the restricted stock was $0.3 million and has been included in the Company’s results of operations for the three months ended March 31, 2006. As of March 31, 2006, estimated future compensation expense associated with unvested restricted stock net of forfeitures, is $5.5 million. This expense is expected to be recognized over a weighted average period of 2.4 years.
ESPP
     The Company has an Employee Stock Purchase Plan (“ESPP”) which, as of March 31, 2006, allowed for a maximum of 1 million shares of Common Stock to be purchased by participating employees. As of March 31, 2006, 227,000 shares of Common Stock remained available for purchase under the ESPP. The plan operates in six-month offering periods, commencing on January 1st and July 1st of each year. The purchase price of the Common Stock is 15% less than the closing price of the stock on either the 1st or last day of the offering period, whichever is lower. The Company issued a total of 45,241 shares of Common Stock in connection with the ESPP during the three months ended March 31, 2006. The compensation expense recognized in connection with the ESPP for the three months ended March 31, 2006 was $0.3 million.
14. Related Party Transaction
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”), which is controlled by a limited partnership (the “Arisaph Limited Partnership”) formed by the wife of Michael Jaharis, the Company’s founder and Chairman Emeritus of the Company’s Board of Directors. At the time the agreements were executed, Mr. Jaharis directly controlled Arisaph. Under the Sponsored Research Agreement, Arisaph has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase high-density lipoprotein cholesterol HDL (the “Field”). The Sponsored Research Agreement, as amended on October 1, 2005, expires on December 31, 2006, and provides for total payments by the

Company during the extended term of $3.8 million. Arisaph commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Arisaph in 2003, $0.9 million in 2004, and $0.8 million in 2005 in connection with the Sponsored Research Agreement. Under the License Agreement, Arisaph granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property (e.g., methods, processes, trade secrets and technical data) in the Field developed during the term of the Sponsored Research Agreement that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Arisaph may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Arisaph will pay to the Company royalties on income earned by Arisaph from the commercialization of any such non-exclusive intellectual property within the Field. Arisaph conducts the sponsored research on behalf of the Company pursuant to its sponsored research and license agreements with Tufts University.
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
     After considering the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries”, which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4.0 million investment in Arisaph. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.
     In connection with the closing of Kos’ equity investment in Arisaph on February 1, 2005, Christopher P. Kiritsy accepted the position of President and Chief Executive Officer of Arisaph and resigned, effective May 20, 2005, from his position with the Company as Executive Vice President, Corporate Development and Chief Financial Officer. Mr. Juan F. Rodriguez, the Company’s current Senior Vice

President, Controller and Corporate Administration, was named Interim Chief Financial Officer upon Mr. Kiritsy’s departure, until November 1, 2005, when Mr. Kevin P. Clarke was named Executive Vice President, Chief Financial Officer. Effective with Mr. Kiritsy’s employment termination, the Company and Mr. Kiritsy entered into a two-year consulting arrangement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kiritsy receives an annual $5,000 consulting fee; the continued vesting, over the term of the Consulting Agreement, of stock options received while Mr. Kiritsy was employed by Kos; and the reinstatement of such stock options’ expiration period (as the stock options granted to Mr. Kiritsy would have expired within 30 days of the termination of employment). As such, Mr. Kiritsy’s current vested stock options, and those that will vest through the term of the Consulting Agreement, will retain their original expiration dates. The Company recorded stock option compensation cost associated with the Consulting Agreement of $0.9 million, which is included in the accompanying consolidated statements of income as “Selling, general and administrative” expense for the three months ended March 31, 2006. The Company will continue to recognize compensation cost related to these stock option awards throughout the term of the Consulting Agreement as further vesting of these stock options occurs.
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
     The Committees determined that there may be instances when the Company would derive substantial benefits as a result of having members of its Board of Directors and senior management travel via private jet. The Committees considered a number of situations when commercial airline travel may be impracticable or when the business interests of the Company would be served by having members of management or the Board of Directors travel together by private jet, as a result of time saved, more productive use of time, confidentiality of discussions, and other circumstances when the business interests of the Company would be served. For such occasions, the Committees authorized reimbursement for a pro rata portion of the actual hourly costs to operate the jet multiplied by the number of hours attributable to Company-related business, taking into account the number of Company personnel and/or board members traveling on board with Mr. Jaharis, and provided that reimbursement will in no event exceed the actual cost for use and operation of the jet. The Committees will monitor the Company’s use of and reimbursement for the jet on an ongoing basis to ensure such use and reimbursement is reasonable and consistent with the Company’s policies and practices.
     Mr. Jaharis has previously elected not to receive fees or stock options in connection with his prior service as Chairman of the Board, his current position as a non-employee director and Chairman Emeritus, and his active involvement in the development of the Company’s business strategy and in critical implementation decisions. Mr. Jaharis has recently informed the Compensation Committee of the Board that effective March 15, 2006, he will accept compensation in consideration for his service to the Company as a non-employee director. Thus, commencing on such date, Mr. Jaharis will be entitled to receive the same compensation paid by the Company to its other non-employee directors. In addition, the Company agreed effective as of March 24, 2006, to reimburse Mr. Jaharis for the cost of a secretary, employed by Oikos Ventures, LLC, who will assist him with Company-related business as well as provide support for visiting Kos staff and their guests while utilizing the Kos facilities located at 499 Park Avenue in New York City. The Company will also provide an automobile and chauffer for Mr. Jaharis’ transportation.

15. Commitments and Contingencies
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
     On August 10, 2005, a lawsuit against Andrx Pharmaceuticals, L.L.C. and Andrx Corporation (collectively, “Andrx”) in Biovail’s name was commenced in the United States District Court for the District of Delaware (Civil Action No. 05-586). The complaint averred that Andrx’s filing of its ANDA constituted infringement of the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorney fees and costs.
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
16. Subsequent Events
     On May 8, 2006, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 7 million shares of the Company’s Common Stock (the “Shares”) through open market purchases (including through Rule 10b5-1 plans) and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of Shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Shares acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.
     In connection with the Board of Director’s approval of the share repurchase program, the Company has agreed to borrow $30 million under the Additional Standby Credit Facility from Mary Jaharis as transferee of Michael Jaharis (the “Lender”) on or before June 30, 2006, the proceeds of which shall be used to repurchase the Shares. Under the Additional Standby Credit Facility, the repurchase of Common Stock by the Company or the issuance of additional debt or equity securities by the Company requires the consent of the Lender. In this connection, the Lender has consented to the repurchase of Common Stock under the share repurchase program and has also given her consent (effective through July 31, 2006) to the Company to enter into additional third party financing agreements, the proceeds of which would be used in connection with the share repurchase plan. The Company has made no current determination to enter into any such third party agreement or agreements. The Company and the Lender have also agreed to amend the terms of the Additional Standby Credit Facility to change the rate of interest on loans thereunder from the prime rate (currently 7.75%) to a rate equal to 30 day LIBOR plus 160 basis points (currently approximately 6.50%). The Additional Standby Credit Facility also provides for the issuance of a non-detachable warrant (the “Warrant”) to the Lender to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price to be determined based upon the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the first advance under the Additional Standby Credit Facility. The parties have agreed to amend the terms of the Warrant to provide that the exercise price of the Warrant will be the higher of (a) the closing bid price of the Company’s Common Stock as reported on NASDAQ on May 12, 2006 and (b) the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding May 12, 2006 (the “Exercise Price”). The number of shares subject to the Warrant will be reduced from 1,000,000 shares to the number of shares obtained by dividing $30 million by the Exercise Price.
     On May 5, 2006, Kos Life Sciences, Inc., a wholly-owned subsidiary of Kos, and Jagotec AG (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement for the marketing and distribution in the United States (the “Territory”) of SkyePharma’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed dose combination in a HydroFluroAlkane metered dose inhaler. The Company is paying an upfront licensing payment of $25 million and will make additional payments to Jagotec upon the completion of specific milestones. Based upon the achievement of certain regulatory and sales milestones, Jagotec could receive up to an additional $140 million in payments.
     Under the Flutiform Agreement, Jagotec will retain the commercial rights to Flutiform outside the United States and Canada and will continue to be responsible for Flutiform’s Phase III clinical trials and regulatory approval in the United States. Jagotec will also be responsible for the supply of the product. The Company will be responsible for the distribution, marketing and sales of the product in the Territory, and will make mid-teens royalty payments to Jagotec on sales of such product. In addition, the Company will be responsible for the clinical development of chronic obstructive pulmonary disease and pediatric asthma indications and any Phase IIIb and Phase IV studies.
     The Company also has the right of first negotiation to obtain an exclusive license from Jagotec in Canada for purposes of commercializing the product in Canada.
     The term of the Flutiform Agreement shall continue, subject to other terms, conditions and provisions of the agreement regarding early termination, until the expiration of the last valid patent covering the product in the Territory, provided that the Company shall have the right to extend the term of the agreement under certain circumstances.
     On April 27, 2006, the Company’s shareholders approved resolutions to amend and restate the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted shares under the Plan; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan. Such Plan is now referred to as the Kos Incentive Plan.

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
     On April 12, 2005, the Company entered into a co-promotion agreement (the “Duramed Co-promotion Agreement”), a licensing and manufacturing agreement (the “Barr License and Manufacturing Agreement”), and a settlement and license agreement (the “Barr Settlement and License Agreement”, and collectively, the “Barr Agreements”) with Barr Laboratories, Inc. and certain of its affiliates (“Barr”), contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr stands ready to supply Kos Life Sciences, Inc. (“KLS”), a wholly-owned subsidiary of Kos, certain quantities of Niaspan and Advicor tablets, under or pursuant to Barr’s Abbreviated New Drug Applications (“ANDAs”), as and when approved, and granted KLS a license to use, market and sell, at a future date, Barr’s versions of the Company’s Niaspan and Advicor products, as and when approved, in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with the United States Food and Drug Administration (“FDA”) current Good Manufacturing Practices (“cGMP”) and to stand ready to meet the Company’s manufacturing requirements on short notice.
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
     The Company’s core business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety or patient compliance advantages compared with existing formulations of such products. Kos has also begun to gradually broaden its business strategy to involve greater measured investments and focus on the research and development of new chemical entities, with an initial focus in the area of modulators of HDL cholesterol and treatments for atherosclerosis.
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
     In measuring the Company’s results of operations, management’s primary focus has been on revenue growth of the Niaspan, Advicor, Azmacort, Cardizem LA, and the Teveten Products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $123.6 million for the three months ended March 31, 2006, from $123.1 million in 2005 . While there was growth resulting from increased prescription demand and increased prices, revenues during the 2006 quarter were impacted by the Company’s inventory management agreements (“IMAs”) which resulted in an estimated $17.7 million inventory reduction ($13.3 million for Niaspan and $4.4 million for Advicor) — see discussion of IMAs in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Azmacort net sales for the three months ended March 31, 2006, totaled $15.8 million, compared to $29.6 million for the 2005 period. The decrease in Azmacort net sales included the impact of an estimated $7.1 million reduction in inventory associated with Company’s IMAs. As mentioned above, the Company began recording Cardizem LA, Teveten and Teveten HCT revenue in May 2005. Cardizem LA, Teveten and Teveten HCT net sales for the three months ended March 31, 2006, totaled $30.1 million. Net loss for the three months ended March 31, 2006, was $2.7 million compared to net income of $26.3 million for the same period in 2005.
     Because Kos’ current business strategy is principally dependent on the reformulation of existing compounds or the development or acquisition of synergistic products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the rapidly growing markets for cardiovascular, metabolic and respiratory treatments. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by Niaspan, Advicor, Azmacort, Cardizem LA, and the Teveten Products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. In addition, the Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.

General
     A predecessor corporation to the Company was formed in July 1988, under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technology, Inc., now Aeropharm Technology, LLC (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities, and intellectual property, other than certain net operating loss carryforwards (“NOLs”), to the Company. Accordingly, all references in this Form 10-Q filing to the Company’s business include the business and operations of Holdings until June 30, 1996.
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through March 31, 2006, the Company had retained earnings from operations of approximately $23.8 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, NOLs amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of March 31, 2006, the Company had approximately $84.6 million of NOLs.
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

     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc. agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis affiliate responsible for manufacturing Azmacort, and agreed, among other things, to produce and supply Azmacort for a period of ten years. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $38.0 million for the value of in-process research and development, $7.0 million for the value of inventory, and $6.7 million for the value of certain other intangibles. Except for the Azmacort in-process research and development, which was expensed in 2004, the intangible assets acquired from Aventis are being amortized over their estimated lives, ranging from 5 to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists and to selected primary care physicians.
     The Azmacort in-process research and development was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
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
     The Company believes it may need to invest up to approximately $17.0 million during the 2006-2008 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin in late 2009. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.

     On February 1, 2005, the Company made $4.0 million of a proposed aggregate $8.0 million investment in Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”), through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4.0 million of Series F Preferred Stock. Upon completion of the additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, Kos would have an approximately 24% fully diluted ownership interest in Arisaph. Additionally, the principal stockholder of Arisaph, which is a limited partnership (the “Arisaph Limited Partnership”) formed by Mary Jaharis, the wife of Michael Jaharis, the principal stockholder and Chairman Emeritus of Kos, is investing an additional $8.0 million on similar terms and conditions as the Kos investment as part of a $16.0 million round of financing for Arisaph. The Arisaph Limited Partnership currently owns, or has the right to vote, approximately 47% of the outstanding common stock of Arisaph on a fully diluted basis. Upon completion of the additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, the Arisaph Limited Partnership would have approximately 42% of fully diluted ownership interest in Arisaph. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has appointed Dr. Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, all directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors. In connection with the closing of the initial investment in Arisaph, Christopher P. Kiritsy, Kos’ former Executive Vice President, Corporate Development and Chief Financial Officer, accepted the position of President and Chief Executive Officer of Arisaph and resigned as Executive Vice President, Corporate Development and Chief Financial Officer of Kos effective on May 20, 2005.
     After considering the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries”, which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4 million investment in Arisaph (the “Arisaph Write-off”) as a research and development expense during the three months ended March 31, 2005.
     As described previously, on April 12, 2005, the Company entered into the Duramed Co-promotion Agreement, the Barr License and Manufacturing Agreement, and the Barr Settlement and License Agreement with Barr. The Barr Settlement and License Agreement resolved the patent litigation involving the Company’s Niaspan products. The United States District Court for the Southern District of New York subsequently entered into a Consent Dismissal Without Prejudice dismissing the litigation between the Company and Barr.

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
     As previously described, on May 2, 2005, pursuant to the Biovail Agreements, the Company acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive sales and marketing rights to the Cardizem LA (diltiazem hydrochloride) product in the United States. The preliminary purchase price allocation resulted in the recording of intangible assets of $44.4 million for the value of the Teveten Products developed and core technology, $4.2 million for the value of the Teveten trade name, $49.0 million for the value of the Cardizem LA product, $2.3 million of goodwill, $2.8 million for the value of a proposed Cardizem LA with enalapril combination product currently in development (the “Cardizem Combination Product”) and $3.3 million for the value of inventory. Except for the value associated with the Cardizem Combination Product, which was expensed during the second quarter of 2005, the intangible assets acquired from Biovail are being amortized over their estimated lives, ranging from 9 to 17 years. The Company began detailing the Cardizem LA, Teveten, and Teveten HCT products in June 2005 and currently markets such products in the United States directly to specialist and primary care physicians.
     The value of the Cardizem Combination Product in-process research and development was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

     The Cardizem Combination Product represents a single project, a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure. It is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
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
     The fair value of all of the Company’s in-process research and development acquired through the Aventis Agreements and Biovail Agreements was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-adjusted discount rate utilized in calculating the fair value of the Azmacort HFA and Cardizem Combination Product was 36% and 53%, respectively.
     As described above, on November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. Under the Jerini Agreement, KLS paid the Jerini Licensing Payment of approximately $14.2 million during the fourth quarter of 2005. Additionally, Kos consummated the Jerini Investment by purchasing 3,125,000 shares of Jerini AG for approximately $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate is responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma. However, KLS and Jerini recently made the joint determination not to pursue the development of Icatibant in the RAIL indication at this time. KLS or its affiliate is also responsible for the regulatory affairs relating to such products, is required to make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate has the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma. The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.

Recent Developments
     The Company was previously informed by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services (“CMS”), that plans operating under Part D (the new Medicare prescription drug program) may consider Niaspan to be a Part D drug through May 31, 2006, but may not consider Niaspan to be a Part D drug thereafter.
     On April 12, 2006, the Company announced that CMS reversed its previous decision and advised that Niaspan will continue to be eligible for coverage under the Medicare prescription drug program. The new policy allows Part D Managed Care Plans (“Part D Plans”) to cover, or continue coverage of, Niaspan immediately, and enables patients needing Niaspan therapy to contact their healthcare professionals to discuss continued access. Previously, seniors participating in Part D Plans with Niaspan on formulary were assured reimbursement by CMS only until May 31, 2006.
     While the actual impact and adverse affects caused by CMS’ initial decision are difficult to quantify, the Company believes that it was not able to fully capitalize on the positive impact of Part D on the lipid market generally and further believes that many patients may have ceased using Niaspan based upon such initial decision. In addition, the subsequent decision by CMS to cover Niaspan as a Part D drug does not guarantee that any particular Part D Plan will include Niaspan in its formulary.

     On May 5, 2006, Kos Life Sciences, Inc., a wholly-owned subsidiary of Kos, and Jagotec AG (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement for the marketing and distribution in the United States (the “Territory”) of SkyePharma’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed dose combination in a HydroFluroAlkane metered dose inhaler. The Company is paying an upfront licensing payment of $25 million and will make additional payments to Jagotec upon the completion of specific milestones. Based upon the achievement of certain regulatory and sales milestones, Jagotec could receive up to an additional $140 million in payments.
     Under the Flutiform Agreement, Jagotec will retain the commercial rights to Flutiform outside the United States and Canada and will continue to be responsible for Flutiform’s Phase III clinical trials and regulatory approval in the United States. Jagotec will also be responsible for the supply of the product. The Company will be responsible for the distribution, marketing and sales of the product in the Territory, and will make mid-teens royalty payments to Jagotec on sales of such product. In addition, the Company will be responsible for the clinical development of chronic obstructive pulmonary disease and pediatric asthma indications and any Phase IIIb and Phase IV studies.
     The Company also has the right of first negotiation to obtain an exclusive license from Jagotec in Canada for purposes of commercializing the product in Canada.
     The term of the Flutiform Agreement shall continue, subject to other terms, conditions and provisions of the agreement regarding early termination, until the expiration of the last valid patent covering the product in the Territory, provided that the Company shall have the right to extend the term of the agreement under certain circumstances.
     On April 27, 2006, the Company’s shareholders approved resolutions to amend and restate the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”) (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted shares under the Plan; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan. Such Plan is now referred to as the Kos Incentive Plan.
Results of Operations
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, issues related to price reporting to the government under various federal programs (including the Medicaid program), accounting for income taxes, management’s estimate of the useful lives and realizability of recorded intangible assets and accounting for share-based payments.
Revenue Recognition
     The Company’s total revenues include net sales and licensing revenue. Revenues from net sales and the related cost of goods sold are recognized at the time that product is received by the Company’s customers. Revenue and the related cost of goods sold are not recognized if the Company believes that there is excess inventory in the distribution channel, taking into account, among other things, product return history, prescription data and data obtained through the IMAs (see IMA discussion below).
     The Company recognizes licensing revenue when the rights associated with such revenue have been met, based upon contractual terms. If obligations associated with such revenue remain, the Company defers all or a portion of the payment, whether or not it is refundable, and recognizes such amount using a proportional-performance revenue recognition method over future periods after the remaining obligations have been met or delivery has occurred and the amounts are fixed or determinable.

     Price reporting to the government under the Medicaid program bears directly on the calculation and payment of Medicaid rebates, which the Company may owe. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on Kos’ analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates and chargebacks represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes. During the first quarter of 2006, the Company discovered an error in its calculation of Best Price (“Best Price”), has informed the government of that error, and has retained the necessary external expertise to thoroughly evaluate the methodologies used to report prices to the various applicable government programs. This methodology review could lead to the identification of additional errors or other changes that might increase the Company’s rebate or other financial obligations under the government programs in which it or its products participate.
     The most pertinent inputs used in the estimation of the Company sales allowances and accruals, and product inventory levels in its distribution channel (as discussed below), include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product Best Price (as calculated by the Company based on its available data), and Average Manufacturer Price (“AMP”) (as calculated by the Company based on its available data). Of these inputs, anticipated prescription data and AMP require significant estimation and/or the application of methodologies in order to ensure that they meet various accounting and price reporting requirements. The following table reflects the potential impact to revenue for the three months ended March 31, 2006, based upon various combinations of these reasonably likely outcomes in estimated prescription data and AMP (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):
Impact on Niaspan, Advicor, Azmacort, Cardizem
Teveten and Teveten HCT Revenue
Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)

		Prescription Variance
		(5%)	(3%)	(1%)	0%	1%	3%	5%
	(5%)	$(2.9)	$(2.6)	$(2.4)	$(2.2)	$(2.1)	$(1.8)	$(1.5)
	(3%)	(2.0)	(1.8)	(1.5)	(1.3)	(1.2)	(0.9)	(0.6)
	(1%)	(1.2)	(0.9)	(0.6)	(0.4)	(0.3)	—	0.3
AMP Variance	0%	(0.7)	(0.4)	(0.1)	—	0.1	0.4	0.7
	1%	(0.3)	—	0.3	0.4	0.6	0.9	1.2
	3%	0.6	0.9	1.2	1.3	1.5	1.8	2.1
	5%	1.4	1.8	2.1	2.2	2.4	2.7	3.0
     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Changes to these estimates have not been material to the Company’s results of operations during the three months ended March 31, 2006 and 2005.

     The Company periodically evaluates the volume of its Niaspan, Advicor, Azmacort, Cardizem LA, and Teveten Products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. If the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.
     During the first quarter of 2006, the Company completed the execution of inventory management agreements (“IMAs”) with its three largest customers. These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by its top three customers. The IMAs, however, prohibit these distributors from exceeding a certain level of product inventory. Accordingly, during the quarter ended March 31, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $26.4 million decrease in product sales during the quarter ended March 31, 2006.
Income Taxes
     The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax NOLs to the extent that realization of said benefits is more likely than not.
     Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any NOLs and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets. Deferred tax assets, net, as of March 31, 2006, totaled approximately $72.8 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes. As of March 31, 2006, the Company had approximately $84.6 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2006 and 2022.
     As of March 31, 2006, the Company had other liabilities of $8.2 million related to uncertain tax positions. The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
     The Company recorded a benefit from income taxes of $1.8 million for the three months ended March 31, 2006, as compared to a provision for income taxes of $14.0 million for the three months ended March 31, 2005. The $1.8 million benefit from income taxes for the three months ended March 31, 2006, included the write-off of $0.4 million related to state net operating loss carryforwards (“NOLs”) and a reserve of $0.3 million related to uncertain tax positions. The $14.0 million provision for income taxes for the three months ended March 31, 2005, included a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain cumulative Company research and development activities through 2004, a $1.5 million provision associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, and a $0.4 million reversal of the Company’s valuation allowance associated with net operating losses not previously utilizable which can now be realized by the Company.
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
     The Company did not recognize any impairment losses related to its intangible assets or goodwill during the three months ended March 31, 2006 and 2005.
     The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.
Accounting for share-based payments
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, share-based payments granted in the first quarter ended March 31, 2006 and future periods will be measured at estimated fair value and included in cost of goods sold and operating expenses over the appropriate vesting period. The Company has historically used the Black-Scholes model for estimating fair value of stock options granted to employees. After a review of alternative methods, the Company has decided to continue to use this model, unless additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     During the three months ended March 31, 2006, the Company recognized gross compensation cost under SFAS 123R of $10.7 million. Similar amounts for the Company’s compensation cost related to its share-based payments are expected to be expensed throughout the second, third, and fourth quarters in 2006.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company recorded as financing cash flows $1.5 million of excess tax benefits for the three months ended March 31, 2006.

Three Months Ended March 31, 2006 and 2005
     The Company’s reported revenue increased 11.4% to $170.8 million for the three months ended March 31, 2006, from $153.3 million for the same period in 2005. Revenues by product for the three months ended March 31, 2006 and 2005 and the respective change of the 2006 period over the prior year period were as follows:

	Three Months Ended March 31,
		% of		% of	%
	2006	Revenues	2005	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$100.2	58.7	$93.7	61.1	6.9
Advicor	23.4	13.7	29.4	19.2	(20.4)
Azmacort	15.8	9.3	29.6	19.3	(46.6)
Cardizem	22.8	13.3	—	—	N/A
All Teveten	7.3	4.3	—	—	N/A
Other	1.3	0.7	0.6	0.4	116.7

	$170.8	100.0	$153.3	100.0	11.4

     The increase in revenue was principally attributable to sales of the Cardizem and Teveten Products, for which the Company began recording revenue in May 2005, and increases in price for the Company’s remaining products during the 2006 period, as compared to the 2005 period. Excluding the impact in product sales relative to the reduction in wholesaler inventory levels as a result of the IMAs, the $0.5 million combined increase in Niaspan and Advicor net sales during 2006 resulted primarily from price increases.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to Medicaid and managed care rebates, chargebacks related to commercial and government contracts, product returns and discounts, and IMA fees as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the three months ended March 31, 2006 and 2005, follows:

	2006
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$108.9	66	$20.8	65	$10.0	41	$12.2	43	$2.6	31

Chargebacks	44.4	27	4.4	14	5.6	23	3.1	11	0.1	2

Returns	165.7	100	31.9	100	24.7	100	28.3	100	8.5	100

Discounts	165.7	100	31.9	100	24.7	100	28.3	100	8.5	100

IMAs	142.5	86	27.5	86	21.2	86	24.4	86	7.3	86

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$86.8	65	$15.1	44	$10.6	26	N/A	N/A	N/A	N/A

Chargebacks	33.2	25	3.6	11	7.6	19	N/A	N/A	N/A	N/A

Returns	133.7	100	34.2	100	40.7	100	N/A	N/A	N/A	N/A

Discounts	133.7	100	34.2	100	40.7	100	N/A	N/A	N/A	N/A
     The Company had accrual balances related to its managed care rebates, Medicaid rebate obligations, chargebacks and IMA fees of $80.2 million and $79.3 million, as of March 31, 2006 and December 31, 2005, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.2 million and $3.5 million as of March 31, 2006 and December 31, 2005.
     Cost of sales increased 112.0% to $23.0 million for the three months ended March 31, 2006, from $10.9 million for the same period in 2005, primarily as a result of the addition of the Cardizem LA and Teveten products to the Company’s product portfolio during May 2005, partially offset by a decrease in unit sales of Advicor and Azmacort. In 2006, cost of sales was approximately 13.6% of net sales, as compared to 7.1% for the same period in 2005. The increase was primarily a result of changes in the product mix, including the impact of the addition of Cardizem LA and the Teveten Products to the Company’s product offering.
     The Company’s research and development expenses increased 37.2% to $34.7 million for the three months ended March 31, 2006, from $25.3 million for the same period in 2005. The increased expenses related primarily to increases of $3.0 million in clinical studies for the Company’s products under development, of $3.0 million in medical education programs in support of the Company’s products, of $2.4 million of compensation cost resulting from the adoption of SFAS 123R, of $1.9 million in personnel and personnel-related costs, of $0.9 million in research grants, and of $1.3 million associated with formulation costs related to the Company’s products under development, partially offset by a $4.0 million write-off of the Company’s equity investment in Arisaph during the 2005 period.
     Selling, general and administrative expenses increased 56.5% to $122.1 million for the three months ended March 31, 2006, from $78.0 million for the same period in 2005. Within this category, selling expenses increased to $99.4 million for the 2006 period from $65.1 million for the comparable 2005 period. The growth in selling expenses was primarily related to increases of $12.6 million in royalty expenses, of $9.0 million in sales force operating costs in support of the Company’s products, of $8.0 million related to marketing efforts to promote the Company’s products, of $3.3 million of compensation cost due to the adoption of SFAS 123R, and of $1.4 in increased amortization expense related to the Biovail acquisition. General and administrative expenses increased to $22.7 million for the three months ended March 31, 2006, from $12.9 million for the three months ended March 31, 2005. This increase in general and administrative expenses was primarily related to increases of $4.5 million of compensation costs related to the adoption of SFAS 123R, $2.3 million in professional fees, $1.5 million in personnel and personnel related costs and of $1.5 million in other costs associated with the expanded activities of the Company.

     Other income increased 273.1% to $4.6 million for the three months ended March 31, 2006, from $1.2 million during the 2005 period. The increase in other income was primarily due to an increase in interest resulting from higher balances of cash and cash equivalents outstanding during the 2006 period, as compared to the 2005 period. The increase in interest income was partially offset by a decrease of $0.3 million in interest expense under the Company’s credit facilities. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.
     As previously described, the Company recorded a benefit from income taxes of $1.8 million for the three months ended March 31, 2006, as compared to a provision for income taxes of $14.0 million for the same period in 2005. The benefit from income taxes during the three months ended March 31, 2006, was primarily a result of the net loss reported during the current quarter and the absence, during the 2006 period, of a $1.5 million provision recorded during the 2005 period associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, partially offset by the absence, during the 2006 period, of a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain Company research and development activities through 2004.
     As of March 31, 2005, the Company was subject to the terms of the December 19, 2002, $30 million credit facility and the December 21, 1999, $50 million credit facility, with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. Interest expense under the Company’s credit facilities totaled $0.3 million for the three months ended March 31, 2005.
     The Company recorded a net loss of $2.7 million for the three months ended March 31, 2006, compared with $26.3 million of net income for the three months ended March 31, 2005.
Liquidity and Capital Resources
     At March 31, 2006, the Company had cash and cash equivalents and marketable securities of $437.8 million and working capital of $413.5 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and strategic investments in product marketing and licensing rights. The Company anticipates that its capital expenditures in 2006 will be substantially higher than 2005.
     Net cash provided by operating activities was $18.7 million in the 2006 period, compared to net cash provided by operating activities of $28.6 million in the 2005 period. The decrease in net cash provided by operating activities during the 2006 period was primarily a result of the net loss adjusted for non-cash items, partially offset by increases in working capital sources of cash . Working capital sources of cash during the 2006 period included a decrease in accounts receivable, prepaid expenses and other current assets and deferred tax assets as well as increases in accounts payable and other liabilities, partially offset by increases in inventories and a decrease in accrued expenses. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by decreases in deferred tax assets and increases in accounts payable and accrued expenses.
     Net cash used in investing activities was $6.5 million in the 2006 period, compared to $10.1 million in the 2005 period . The decrease in cash used in investing activities during the three months ended March 31, 2006, related principally to the absence, during the 2006 period, of a $4.0 million equity investment in Arisaph, and a decrease in purchases of marketable securities of $1.4 million, partially offset by increases in capital expenditures of $1.8 million.
     In the 2006 period, net cash provided by financing activities was $10.4 million, compared to net cash provided by financing activities of $3.5 million in the 2005 period. The increase in net cash provided by financing activities in the 2006 period related to a $4.8 million increase in cash received from the exercise of stock options, of $1.5 million related to excess tax benefits associated with the adoption of SFAS 123R and $0.4 million in proceeds from the issuance of Common Stock to employees under Kos’ Employee Stock Purchase Plan.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price based on the market price of the Company’s Common Stock on the date that the first draw under this facility occurs. The Company had no borrowings outstanding under the Additional Standby Facility as of March 31, 2006. Borrowings, if and when outstanding, will bear interest at the prime rate (7.75% as of March 31, 2006), and will be subject to standard and customary loan covenants, as well as the conditions that the death of the lender shall not have occurred, that lender, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis (the “Lender”).
     On May 8, 2006, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 7 million shares of the Company’s Common Stock through open market purchases (including through Rule 10b5-1 plans) and privately negotiated transactions, at times and in such amounts as management deems appropriate. In connection with the Board of Director’s approval of the share repurchase program, the Company has agreed to borrow $30 million under the Additional Standby Credit Facility from the Lender on or before June 30, 2006, the proceeds of which shall be used to repurchase Shares. Under the Additional Standby Credit Facility, the repurchase of Common Stock by the Company or the issuance of additional debt or equity securities by the Company requires the consent of the Lender. The Lender has consented to the repurchase of Common Stock under the share repurchase program and has also given her consent (effective through July 31, 2006) to the Company to enter into additional third party financing agreements, the proceeds of which would be used in connection with the share repurchase plan. The Company has made no current determination to enter into any such third party agreement or agreements. The Company and the Lender have also agreed to amend the terms of the Additional Standby Credit Facility to change the rate of interest on loans thereunder from the prime rate (currently 7.75%) to a rate equal to 30 day LIBOR plus 160 basis points (currently approximately 6.50%). The Additional Standby Credit Facility also provides for the issuance of the Warrant to the Lender to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price to be determined based upon the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the first advance under the Additional Standby Credit Facility. The parties have agreed to amend the terms of the Warrant to provide that the exercise price of the Warrant will be the higher of (a) the closing bid price of the Company’s Common Stock as reported on NASDAQ on May 12, 2006 and (b) the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the Exercise Price. The number of shares subject to the Warrant will be reduced from 1,000,000 shares to the number of shares obtained by dividing $30 million by the Exercise Price.
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

     The Company recorded $0.3 million of interest expense for the three months ended March 31, 2005 related to its credit facilities with Mr. Jaharis and his transferees.
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has, or has access to, an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, control operating expenses, and other events — including the progress of the Company’s research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the potential loss of such coverage and reimbursement with such agencies, such as the CMS; reduction of inventory levels in the Company’s distribution channels as a result of the IMAs; the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and changes in economic, regulatory, or competitive conditions or the Company’s planned business — could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which may not be available to the Company at all or on acceptable terms, and each of which would require consent under the Additional Standby Facility. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to increase the amount of the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT; the success or continued success of the Company’s relationship with its co-promotion, commercialization, and strategic alliance partners such as Merck KGaA, Takeda, Oryx Pharmaceuticals, Inc. (“Oryx”), Arisaph, Barr, Duramed, Biovail, Jerini and Jagotec; the ability to respond to competitive pressures from competing therapies for the treatment of cardiovascular, metabolic, respiratory and other conditions that are the focus of the Company’s products; the ability to successfully develop and commercialize new products under development and within expected timeframes; including without limitation, newly formulated Niaspan products, the Azmacort HFA product, the Icatibant product and the Flutiform product; the ability to obtain regulatory approvals and launch the Company’s products within expected time frames or at all, including expected future sales of the Cardizem Combination Product and the Azmacort HFA product as early as 2008 and 2009, respectively, the ability to continue the Company’s strong financial performance and that of its products; the ability to increase its stock price; the ability to protect the strength of its patents; the ability to commercialize its products outside the United States; the ability to make continued investments in research and development with the anticipated amount of such investments; the ability to achieve the Company’s goals for future sales levels, operating margins, earnings and profit growth, and shareholder value; expectations regarding the impact of certain non-recurring and transitional items, including the signing of inventory management agreements; expectations that the inventory management agreements will provide a more precise and accurate estimate of product returns; the ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, Cardizem LA, Teveten and Teveten HCT; the anticipated increase in size of the Company’s sales force; the ability to meet the conditions necessary to obtain funding under its credit arrangement; the anticipated repurchase of shares of the Company’s Common Stock pursuant to the Company’s share repurchase program; the increase in the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include: the continued market acceptance of the Company’s products, the expected continued growth in sales of the Company’s products (assuming, for example, no generic entry of competing products), the ability of Kos to build or continue to build awareness for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, Merck KGaA, Oryx, Barr, Duramed, Biovail, Jerini and Jagotec, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals and increase the size of its sales force, the Company’s ability to successfully develop (both internally and through sponsored research arrangements with third parties) and commercialize new products under development and within expected timeframes, such as the modified formulation of Niaspan, Niaspan/simvastatin and others, the market acceptance of the Azmacort, Cardizem LA, Teveten, and Teveten HCT products, and the growth in sales of such products, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of the Azmacort, Cardizem LA, Teveten, and Teveten HCT, the ability of third party suppliers to the Company to continue to be able to perform their supply obligations, the Company’s ability to establish a footprint and generate sales in the respiratory, hypertension and angina markets, the Company’s ability to successfully negotiate additional important strategic business development and corporate opportunities, the progress of the Company’s research and development pipeline, fluctuating buying patterns by the Company’s wholesalers and distributors, the accuracy of the inventory data supplied by wholesalers and distributors pursuant to inventory management agreements, the adequacy of the Company’s reserves for income taxes, the Company’s ability to maintain coverage of its products by government agencies and the effects of the potential loss of such coverage with such agencies, such as the Centers for Medicare and Medicaid Services, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the Company’s ability to repurchase shares of its Common Stock pursuant to the share repurchase program on terms and conditions acceptable to the Company if at all, or within the period of the lender’s consent, the protection afforded by the Company’s patents and those related to the acquired and licensed products, including a successful conclusion of the ongoing litigation between Biovail and Andrx, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, United States Patent and Trademark Office, tax and competition issues, changes in the law or governmental policy concerning the antitrust treatment of patent licenses and patent infringement settlement agreements, the outcome of the OIG investigations, the impact of a possible generic version of the Cardizem LA product or other products sold by the Company, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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
     As of March 31, 2006, and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.
     There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting .

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

Item 1A — Risk Factors
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
     Similarly, the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, (1) the November 2002 launch of Zetia, part of a new class of cholesterol-lowering agents, (2) the September 2003 launch of Crestor, a highly powerful statin product, or (3) the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, an increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck & Co., Inc./Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca Pharmaceuticals LP. Merck & Co., Inc./Schering-Plough Pharmaceuticals and AstraZeneca Pharmaceuticals LP are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in increasing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. In late 2004, a new formulation of the fibrate agent Tricor (fenofibrate) was launched by Abbott Laboratories, an agent that primarily affects triglyceride levels, but also increases HDL cholesterol. A new fenofibrate product, Antara, was also launched by Reliant Pharmaceuticals, LLC in February 2005. These new agents also pose a competitive threat to Niaspan as they affect the lipoproteins also impacted by Niaspan. Additionally, in November 2004, the FDA approved Omacor, an omega 3 fatty acid product introduced by Reliant Pharmaceuticals, LLC for the treatment of patients with very high levels of triglycerides. Omacor competes with Niaspan in its ability to lower triglyceride levels. Further, there are at least ten versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. The sale of other well-known statin therapies and other cholesterol drugs is often driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.

Sales Growth of Azmacort; Technological Feasibility of Azmacort HFA formulation
     There can be no assurance that the Company will be able to continue to profitably manage the Azmacort product utilizing the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The Company’s effort to commercialize the Azmacort product may require management to devote a disproportionate amount of its resources toward the commercialization and growth of Azmacort, which may divert management, sales personnel and financial resources from the Company’s other products. This could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that Azmacort will continue to achieve its anticipated revenues and earnings. Prior to the Company’s acquisition of Azmacort, the product had experienced declining sales levels and increased competition from other products. The Company’s failure to manage the commercialization of the Azmacort product in a way that achieves substantial growth in the sales of the Azmacort product, or the Company’s failure to source sufficient quantities of Azmacort from Inyx, could have a material adverse effect on the Company’s business, operating results and financial condition.
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
     The Company believes it may need to invest up to approximately $17.0 million during the 2006-2008 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin in late 2009. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.

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
Patents and Trademarks
     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has had issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:
•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to the Company or the Company’s licensors, including the patents covering the Company’s Niaspan, Advicor, Azmacort, Cardizem LA, Teveten or Teveten HCT, Icatibant, or Flutiform or any agreements relating to those patents, are invalid, unenforceable or not infringed.
     In general, the patents and patent applications that Kos owns or licenses are directed to formulations and their methods of use. Protection of the chemical entity is not available for the active ingredient in Niaspan, or either of the active ingredients in Advicor. Moreover, the active ingredient in Niaspan, niacin, is currently sold in the United States and other markets for lipid altering indications and for other uses. The additional active ingredient in Advicor, lovastatin, is also currently sold in the United States and other markets for lipid altering indications. Even in jurisdictions where the use of the active ingredients in Niaspan and Advicor for lipid altering and other indications may be covered by the claims of method-of-use or composition patents that Kos owns or licenses, off-label or dietary supplement sales might occur, especially if another company markets the active ingredient at a price that is less than the price of Niaspan or Advicor, thereby potentially reducing the sales of such products.
     The United States Patent and Trademark Office, referred to as the PTO, has issued United States Patent numbers 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691, 6,818,229 and 7,011,848 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regime. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the two patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.
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
No Assurance of Adequate Third-Party Reimbursement
     The Company’s ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through March 31, 2006, approximately $1.5 billion, or 74%, of the Company’s cumulative Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative and regulatory proposals to reform healthcare and government programs providing pharmaceutical coverage could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, or the Company’s products under development. Such cost containment measures and potential legislative and regulatory reform could affect the Company’s ability to sell Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement and coverage status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement and coverage for the cost of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT products from many third-party payors, such approvals, in the United States and in foreign countries, may be restricted or discontinued and the Company may fail to secure reimbursement or coverage for its products that are under development. The unavailability or inadequacy of third-party reimbursement or coverage for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or the Company’s products under development or those that may be acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.
     The Company was previously informed by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services, referred to as CMS, that plans operating under Part D (the new Medicare prescription drug program) may consider Niaspan to be a Part D drug through May 31, 2006, but may not consider Niaspan to be a Part D drug thereafter. CMS’ initial decision not to reimburse patients for Niaspan was based on its determination that Niaspan is a “prescription vitamin”. Following initial discussions with CMS, the Company sought FDA authorization to revise the Niaspan package insert and labeling language to correctly define Niaspan as a therapeutic agent used in the treatment of dyslipidema and to clarify that Niaspan is not a “prescription vitamin”. The FDA authorized the proposed labeling change for immediate use with the revised wording, and subsequent written confirmation of such acceptance by the FDA was received on April 11, 2006. CMS recently reversed its previous decision and issued a policy memorandum to all Prescription Drug Plans and Part D Managed Care Plans (“Part D Plans”) that allows Part D Plans to cover, or continue coverage of, Niaspan, effective April 11, 2006. This decision by CMS to cover Niaspan as a Part D drug does not, however, guarantee that any particular Part D Plan will include Niaspan in its formulary. Further, payment levels will depend on rebate contracts negotiated by the Company with each Part D Plan sponsor. To the extent that private insurers or managed care programs choose not to include Niaspan on their formularies, as a result of the previous CMS position regarding lack of Medicare coverage and reimbursement or otherwise, reduced demand for Niaspan could result. A reduction in the number of prescriptions written for Niaspan could have a material adverse effect on the Company’s business, operating results and financial condition.
Investigation by Federal and State Agencies
     The Company is subject to the jurisdiction of various federal regulatory and enforcement departments and agencies, such as the United States Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. These regulatory authorities have wide-ranging administrative powers to deal with any failure to comply with their ongoing regulatory oversight. These powers include withdrawal of a license approval previously granted, product recalls, seizure of products and other sanctions for non-compliance.
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

     On March 31, 2005, Inyx acquired the assets and business of Aventis Pharmaceuticals Puerto Rico, Inc., an affiliate of Aventis Pharmaceuticals Inc., that had previously agreed to a five-year manufacturing commitment to produce Azmacort for the Company. In connection with this acquisition, the Company and Inyx agreed to, among other things, a new ten-year term to produce Azmacort for the Company. The Company relies solely on Inyx to manufacture and supply adequate quantities of the finished Azmacort product, and the Company cannot provide any assurances that Inyx will be able to produce sufficient quantities of the Azmacort product to meet the Company’s requirements. The Azmacort product can be difficult to produce and Inyx is inexperienced in its production. Moreover, the production of Azmacort requires the assembly of several different components, the unavailability of any of which can result in an interruption in the supply of finished Azmacort product to the Company. The manufacture and assembly of each of the components, in addition to the qualification of the raw materials used in the finished Azmacort product, is subject to regulatory approval. If Kos, Inyx, or Inyx’s suppliers are unable to maintain the regulatory approval for such components, raw materials or finished product, or are unable to manufacture and store them in compliance with applicable regulatory requirements, Inyx may not be able to supply the Company with sufficient quantities of the finished Azmacort product. The Company is dependent on the performance by Inyx and other third party manufacturers and their suppliers for the manufacture and supply of the finished Azmacort product, and the Company cannot provide any assurance of their willingness or ability to perform their manufacturing responsibilities in the future.
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
Best Price and Other Potential Price Reporting Issues
     On or around January 31, 2006, the Company notified CMS that in calculating the Medicaid rebate pricing components for its products for the fourth quarter 2005, the Company determined that the calculation of Best Price should be adjusted. Consequently, the Best Price reported for the Company’s products for fourth quarter 2005 reflect this cumulative adjustment. The Company also reported to CMS that the Company is reviewing its price reporting methodologies and their application to Company’s current quarter and for earlier quarters and that, after completing this review, it would report to CMS when the Company determined what, if any, recalculations should be made. Based on the outcome of the Company’s review of its price reporting methodologies, the Company may be required to revise the prices reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and to pay the corresponding revised rebate liability amounts under those programs for prior periods. The Company cannot provide assurance that such amounts will not be material or that the Company will not be subjected to the imposition of fines, penalties, and injunctive or administrative remedies as a result of a failure to correctly calculate the Best Price, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
Wholesaler and Distributor Buying Patterns
     Wholesalers and distributors represent a substantial portion of the Company’s sales. Buying patterns of Kos’ wholesalers and distributors may vary from time to time principally as a result of pricing or seasonality. Although Kos attempts to match shipments with end-user demand, which is reflective of prescriptions for its marketed products, wholesalers may accumulate inventory in one quarter and limit product purchases in subsequent quarters, which could have a material effect on Kos’ financial condition, cash flows and results of operations.
     During the last few years, in an effort to minimize the fluctuation of wholesaler and distributors’ buying patterns, many companies in the pharmaceutical industry have been establishing inventory management agreements, referred to as IMAs, between the manufacturers and their wholesalers and distributors.
     Through February 22, 2006, Kos had executed IMAs with three of its largest customers. In addition, Kos believes that it has employed a disciplined methodology to approximately match patient demand for its marketed products to product shipments made to its other wholesale and distribution customers. The Company believes it is beneficial to enter into IMAs to establish specified levels of product inventory to be maintained by its direct customers and to obtain more precise information as to the level of Kos product inventory available throughout the product distribution channel. The Company has also entered into IMAs with certain of its other wholesalers and distributors and plans to enter into IMAs with additional wholesalers and distributors. These IMAs could impose additional costs or revenue deductions on Kos. The Company’s ability to enter into additional mutually beneficial IMAs is dependent, among other things, on its ability to negotiate acceptable agreement terms with its customers, and on the commercial success of its products. There can be no assurances that the Company will be able to successfully negotiate and enter into additional IMAs on terms acceptable to Kos with all of its other wholesale customers. If additional IMAs cannot be successfully negotiated with some of its wholesale customers, the Company may not be able to maintain existing product wholesale distribution arrangements without an active IMA and the Company’s product distribution channel, revenues, profits and cash flows may be disrupted. The Company may also be forced to reduce the number of its wholesale customers to those willing to continue distributing the Company’s products through existing wholesale distribution arrangements, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. Even if the Company is successful in entering into mutually beneficial IMAs, the Company cannot be certain that the IMAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory, that the inventory level data provided through its IMAs are accurate, or that inventory levels will match end-user demand. If speculative purchasing does occur, if inventory level data provided through IMAs is inaccurate, or if purchases do not match actual end-user demand, the Company’s business, financial condition, cash flows and results of operations may also be adversely affected. Furthermore, the Company’s current IMAs require that the respective wholesalers maintain a certain level of the Company’s inventory. The Company currently believes that this inventory level requirement may result in a reduction of inventory in the Company’s distribution channels during the year ending December 31, 2006, equivalent to approximately $45 million in net sales.

Item 6 — Exhibits
     (a) Exhibits

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3(3)	Amended and Restated Bylaws of the Company.

4.1
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(4)	Form of Common Stock certificate of the Company.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005, and incorporated herein by reference

(4)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.
Date: May 10, 2006	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Kevin P. Clarke
Kevin P. Clarke, Executive Vice
President, Chief Financial Officer (Principal Financial Officer)