Form 10-K/A
period 2005-12-31
KOS PHARMACEUTICALS INC
filed 2006-09-14
CIK 1018952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

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

Niaspan ® , Advicor ®, Teveten ®, Teveten HCT and Azmacort ® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.

Cardizem ® LA is a registered trademark of Biovail Laboratories International SRL.

Explanatory Note:
     Kos Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2005, to reflect the restatement of its previously issued financial statements and other information to correct inadvertent errors in accounting for certain stock options, and to amend Financial Schedule II to include certain information concerning sales returns and allowances.
     The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 6, 7, 8, 9A and 15 of the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2005 and no other items in its originally filed Form 10-K are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-K. Except for the restatement and the amended Financial Schedule II, this Form 10-K/A does not materially modify or update other disclosures in the original Form 10-K, including the nature and character of such disclosure to reflect events occurring after March 16, 2006, the filing date of the original Form 10-K. Accordingly this Form 10-K/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently dated certifications from its Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.
     Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, the Company reevaluated its disclosure controls and procedures. The Company concluded that its failure to correctly account for Common Stock options constituted a material weakness in its internal control over financial reporting. As a result of this material weakness, the Company concluded that its disclosure controls and procedures in relation thereto were not effective as of December 31, 2005.
     Remediation of Material Weakness: In an effort to remediate the material weakness described above, the Company has implemented enhanced processes and guidelines that are designed to ensure that it will properly record grant dates for future Common Stock option awards made under the Kos Incentive Plan. Specifically, among other things, the processes and guidelines establish the methodology for awarding Common Stock options to new and existing employees, and establish required documentation in order to evidence Common Stock option grant dates. The Company will also continue to consider additional steps necessary to remediate the material weakness relative to its Common Stock option grant practices.

PART I
ITEM 1. BUSINESS.
     As used in this Form 10-K/A, “Kos Pharmaceuticals”, “Kos”, “we”, “us”, “our”, or the “Company” refer to Kos Pharmaceuticals, Inc. and all of its subsidiaries taken as whole.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     The Company leased the following properties as of December 31, 2005:

			Lease Expiration	Minimum
			(Including Renewal	Annual
Location	Use	Square Feet	Options)	Rent
Cranbury, NJ	Corporate, research and admin. offices	90,000	June 2014	$2,760,000
Hollywood, FL	Manufacturing, research and admin. offices	23,500	November 2007	381,000
Weston, FL*	Research and admin. offices	51,900	October 2008	896,000
Edison, NJ	Manufacturing, research, and admin. offices	47,500	October 2009	341,000
Raleigh, NC	Device engineering offices	6,000	August 2009	74,000

  *   On September 30, 2005, the Company entered into a lease agreement for a new research and administration facility with the landlord of the current facility in Weston, FL (the “New Office Lease”). The New Office Lease provides that upon the completion of construction of the premises subject to the lease, the Company will move into the premises and the current lease will be terminated. The New Office Lease is for approximately 96,000 square feet, has a minimum annual rent in the first year of approximately $1.8 million and expires (including renewal options) in June 2023. The Company anticipates that its transition into the new premises will be completed by June 1, 2006.
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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
	(as restated, see Note 2 of Item 8)
Statement of Operations:
Net sales(1)	$746,197	$495,544	$293,907	$172,693	$84,227
Licensing revenue	5,503	1,559	—	—	7,220

Total revenue	751,700	497,103	293,907	172,693	91,447
Cost of sales(2)	81,543	37,070	20,546	15,389	7,833

	670,157	460,033	273,361	157,304	83,614

Operating expenses:
Research and development(3)	124,603	111,746	54,549	44,200	31,901
Selling, general and administrative	370,397	237,750	160,851	130,972	84,888

Total operating expenses(4)	495,000	349,496	215,400	175,172	116,789

Income (loss) from operations	175,157	110,537	57,961	(17,868)	(33,175)
Other expense (income):
Interest income, net	(8,385)	(2,388)	(614)	(160)	(242)
Interest expense, related parties	520	1,209	3,316	4,038	6,051
Interest expense, other	70	8	4	8	29
Other expense (income)(4)	215	(3,577)	198	136	(38,985)

Total other expense (income)	(7,580)	(4,748)	2,904	4,022	(33,147)

Income (loss) before provision for / (benefit from) income taxes(1)	182,737	115,285	55,057	(21,890)	(28)
Provision for / (benefit from) income taxes	68,662	(29,555)	2,879	—	—

Net income (loss) (1)	$114,075	$144,840	$52,178	$(21,890)	$(28)

Earnings (loss) per share(5)
Basic	$2.62	$3.82	$2.38	$(1.06)	$0.00
Diluted	2.38	3.20	1.36	(1.06)	0.00
Weighted average Common Stock and Common
Stock equivalents used in computing earnings (loss) per share(5)
Basic	43,528	37,898	21,914	20,582	20,221
Diluted	48,236	45,680	40,805	20,582	20,221

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
	(as restated, see Note 2 of Item 8)
Balance Sheet:
Cash and marketable securities	$412,736	$258,703	$259,958	$19,572	$45,319
Working capital (deficit)	391,827	254,220	248,060	(54,644)	27,160
Total assets	913,855	590,059	335,521	69,441	82,941
Total long-term liabilities(6)	21,122	14,996	30,000	34,025	95,082
Accumulated earnings (deficit)	13,435	(100,640)	(245,480)	(297,658)	(275,769)
Shareholders’ equity (deficit)	682,094	438,275	239,628	(74,708)	(58,439)

(1)	For 2003, includes the effect of an $11.1 million revenue benefit and $9.9 million benefit to income before provision for income taxes resulting from a change in accounting estimate. For 2005, includes a $17.0 million increase in revenue and a $7.9 million increase in net income resulting from a change in accounting estimate. See Note 3 of Notes to Consolidated Financial Statements for information concerning these changes in accounting estimate relating to revenue recognition.

(2)	See Note 7 of Notes to Consolidated Financial Statements for information regarding certain amortization amounts excluded from cost of sales for the years ended December 31, 2005 and 2004.

(3)	For 2004, includes the effect of the $38.0 million Azmacort In-process R&D write-off. For 2005, includes the effect of the $14.2 million Jerini Licensing Payment, the $4.0 million Arisaph write-off, and the $2.8 million Cardizem Combination Product In-process R&D Write-off.

(4)	For 2001, includes the effect of a $45.0 million settlement received from Bristol-Myers Squibb Company, of which $6.0 million was recorded as reimbursement of operating expenses and $39.0 million as other income. For 2004, includes the effect of a $6.0 million settlement received from Andrx, of which $2.0 million was recorded as reimbursement of operating expenses and $4.0 million as other income.

(5)	See Note 3 of Notes to Consolidated Financial Statements for information concerning the computation of earnings (loss) per share.

(6)	For 2004, excludes $19.0 million of debt due to Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, as such debt matured on June 30, 2005. For 2002, excludes $50.0 million of debt due to Michael Jaharis, as such debt matured on December 31, 2003.

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
     On November 6, 2005, KLS entered into an exclusive Collaboration and License Agreement (the ”Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million (the “Jerini Investment”).
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

(vii)	market its products directly through the Company’s sales forces, which Kos may supplement with one or more contract sales organizations or other partners and through co-

promotion and other strategic alliances, to extend the marketing reach of the Company to new patients; and

(viii)	leverage its core competencies through corporate and academic alliances.
     In measuring the Company’s results of operations, management’s primary focus has been on revenue growth of the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $551.2 million for the year ended December 31, 2005, from $427.3 million in 2004. This 29.0% increase in Niaspan and Advicor net sales was primarily attributable to increases in unit volume and prices for the Company’s products during the 2005 period. As mentioned above, the Company began recording Azmacort revenue in April 2004 and Cardizem LA, Teveten and Teveten HCT revenue in May 2005. Azmacort net sales for the year ended December 31, 2005, totaled $103.2 million, compared to $68.3 million for the 2004 period. Cardizem LA, Teveten and Teveten HCT net sales for the year ended December 31, 2005, totaled $69.7 million and $22.1 million, respectively. Net income for the year ended December 31, 2005, was $114.1 million compared to net income of $144.8 million in 2004.
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
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through December 31, 2005, the Company had retained earnings from operations of approximately $13.4 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, net operating loss carryforwards (“NOLs”) amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of December 31, 2005, the Company had approximately $85.2 million of NOLs.
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
     Although Azmacort HFA had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75µg and 225µg dosage formulations.
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
Results of Operations
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in this Form 10-K/A. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, issues related to price reporting to the government under various federal programs (including the Medicaid program), accounting for income taxes, management’s estimate of the useful lives and realizability of recorded intangible assets and accounting for share-based payments.

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
     Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including net operating losses expected to be utilized to offset ordinary income in future years, is reversed as of the date of the change in circumstances. Accordingly, the benefit from income taxes in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004, includes the reversal of $73.8 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate for the period and $6.5 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred benefit related to the Azmacort In-process R&D Write-off. At December 31, 2004, the Company had a remaining valuation allowance of approximately $4.2 million. For the year ended December 31, 2005, the $68.7 million provision for income taxes in the accompanying condensed consolidated statement of operations includes the reversal of $0.4 million of valuation allowance.
     Included in the Company’s $57.7 million of net deferred tax assets as of December 31, 2004, were $12.5 million of federal NOLs available to offset future federal taxable income and $152.9 million of state NOLs available to offset future state taxable income. In addition, the Company had $4.7 million of other tax credits to offset future federal income tax. As of December 31, 2005, the Company had approximately $85.2 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2006 and 2022. Deferred tax assets, net, as of December 31, 2005, totaled approximately $70.4 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.
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
Accounting for Share-Based Payments
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. More specifically, as required by FIN 44, certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001. Accordingly, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to financial condition and results of operations include the impact of such restatement.
     The restatement of the Company’s consolidated financial statements have resulted in additional expense related to stock options as follows (in thousands):

	Total	2005	2004	2003	2002	2001	1997-2000
Gross compensation expense	$20,267	$5,876	$2,858	$7,236	$1,074	$2,414	$809
Compensation expense (benefit), net of tax	$13,040	$4,028	$(2,521)	$7,236	$1,074	$2,414	$809

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
     The Company had accrual balances related to its managed care rebates, Medicaid rebate obligations, chargebacks and IMA fees of $79.3 million and $50.0 million as of December 31, 2005 and 2004, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.5 million and $2.8 million, as of December 31, 2005 and 2004, respectively.
     Cost of sales increased 120.0% to $81.5 million for the year ended December 31, 2005, from $37.1 million in 2004, primarily as a result of increased unit sales of Niaspan, the addition of Azmacort to the Company’s product portfolio on March 31, 2004, and the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio during the second quarter 2005. In 2005, cost of sales was approximately 10.9% of net sales, as compared to 7.5% in 2004. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort, Cardizem LA, and the Teveten Products to the Company’s product offering, partially offset by price increases as described above.
     The Company’s research and development expenses increased 11.5% to $124.6 million for the year ended December 31, 2005, from $111.7 million in 2004. The increased expenses related primarily to the Jerini Licensing Payment of $14.2 million, the Arisaph Write-off of $4.0 million, the Cardizem LA Combination Product In-process R&D Write-off of $2.8 million and to increases of $11.1 million principally associated with clinical studies for the Company’s products under development, of $8.2 million in personnel and personnel-related costs, of $5.4 million in formulation costs for the Company’s products under development, and of $4.8 million in medical education programs. These increases were partially offset by the absence, during the 2005 period, of the $38.0 million charge related to the Azmacort In-process R&D Write-off recorded during the year ended December 31, 2004.
     Selling, general and administrative expenses increased 55.8% to $370.4 million for the year ended December 31, 2005, from $237.8 million in 2004. Within this category, selling expenses increased to $307.4 million in 2005, from $198.2 million in 2004. The growth in selling expenses was primarily related to increases of $64.1 million in royalty expenses, of $29.2 million in sales force operating costs in support of the Company’s products, of $9.7 million related to marketing efforts to promote the Company’s products, and of $4.9 million of amortization related to the Azmacort purchase. General and administrative expenses increased to $63.0 million for the year ended December 31, 2005, from $39.6 million in 2004. This increase in general and administrative expenses was primarily related to increases of $4.8 million in professional fees, of $5.2 million in personnel and personnel related costs (which included a $1.1 million charge related to the modification of a former employee’s stock options), of a $3.9 million charge related to consultant stock options, to the absence, during 2005, of the one-time $6.0 million trademark settlement, of which $2.0 million representing a reimbursement of legal costs was recorded as an offset to general and administrative expenses in 2004 and of $7.5 million in other costs associated with the expanded activities of the Company.
     Other income increased 59.6% to $7.6 million for the year ended December 31, 2005, from $4.7 million in 2004. The increase in other income included a $6.0 million increase in interest income resulting from higher balances of cash and cash equivalents outstanding during 2005, as compared to 2004. The increase in interest income was partially offset by the effect of a $6 million settlement received from Andrx in 2004, of which $4.0 million was recorded as other income, and by a decrease of $0.7 million in interest expense under the Company’s credit facilities. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.
     Excluding the benefit resulting from the $0.4 million and $73.8 million reversals of valuation allowance (as discussed above), the Company recorded a provision for income taxes of $69.1 million and $44.2 million for the years ended December 31, 2005 and 2004, respectively. The $24.9 million increase in provision for income taxes was primarily a result of increased taxable income and of $7.9 million in accruals for potential tax liabilities during 2005, offset by a $5.4 million tax benefit recorded during 2005 for certain cumulative research and development activities of the Company.
     The Company’s net income decreased 21.2% to $114.1 million for the year ended December 31, 2005, compared with $144.8 million for the year ended December 31, 2004. The decrease in net income was primarily a result of an increase in income before taxes, offset by the absence, in 2005, of a reversal of the Company’s deferred tax asset valuation allowance, as described above.
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
     Cost of sales increased 80.4% to $37.1 million for the year ended December 31, 2004, from $20.5 million for the same period in 2003, primarily as a result of increased unit sales of the Niaspan and Advicor products, combined with the addition of the Azmacort product to the Company’s product portfolio on March 31, 2004. In 2004, cost of sales was approximately 7.5% of net sales, as compared to 6.9% for the same period in 2003. The increase was primarily a result of changes in the product mix, including the impact of the addition of Azmacort to the Company’s product offering, partially offset by price increases as described above.
     The Company’s research and development expenses increased 104.9% to $111.7 million for the year ended December 31, 2004, from $54.5 million for the same period in 2003. The increased expenses related primarily to a one-time charge of $38.0 million related to the Azmacort In-process R&D Write-off, and to increases of $7.9 million principally associated with clinical studies for the Company’s products under development, of $5.7 million in personnel and personnel-related costs, and of $1.9 million in medical educational programs.
     Selling, general and administrative expenses increased 47.8% to $237.8 million for the year ended December 31, 2004, from $160.9 million for the same period in 2003. Within this category, selling expenses increased to $198.2 million for the 2004 period from $125.9 million for the comparable 2003 period. The growth in selling expenses was primarily related to increases of $38.5 million in royalty expenses, of $20.0 million in sales force operating costs in support of the Niaspan, Advicor, and Azmacort products and of $10.4 million of amortization related to the Azmacort purchase. General and administrative expenses increased to $39.6 million for the year ended December 31, 2004, from $35.0 million for the year ended December 31, 2003. This increase in general and administrative expenses was primarily related to increases of $1.3 million in personnel and personnel related costs, of $1.3 million in professional fees, and of $4.0 million in other costs associated with the expanded activities of the Company. The increases were partially offset by the impact of a $6.0 million trademark litigation settlement with Andrx Corporation and Andrx Laboratories, Inc. of which $2.0 million representing a reimbursement of legal costs, was recorded as an offset to general and administrative expenses.
     As previously described, the benefit for income taxes in the accompanying consolidated statement of operations for the year ended December 31, 2004, includes the reversal of $73.8 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate for the period and $6.5 million relates to the reversal of valuation allowance on deferred tax assets expected to be realized through ordinary income in future years. The benefit for income taxes also includes a $14.4 million deferred tax benefit related to the Azmacort In-process R&D Write-off.
     Interest expense under the Company’s credit facilities (see discussion below) totaled $1.2 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.
     The Company’s net income increased 177.6% to $144.8 million for the year ended December 31, 2004, compared with $52.2 million for the year ended December 31, 2003.
Liquidity and Capital Resources
     At December 31, 2005, the Company had cash and cash equivalents of $412.7 million and working capital of $391.8 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and strategic investments in product marketing and licensing rights.
     Net cash provided by operating activities was $237.5 million in 2005, compared to $196.4 million in 2004, and $55.6 million in 2003. The increase in net cash provided by operating activities in 2005 was primarily a result of the increase in net income adjusted for non-cash items, as well as increases in working capital sources of cash. Working capital sources of cash during 2005 included increases in accounts payable, accrued expenses and other liabilities, as well as decreases in deferred tax assets and other assets, partially offset by increases in trade accounts receivable, inventories, prepaid expenses and other current assets. The net cash provided by operating activities in 2004 was primarily a result of net income adjusted for non-cash items as well as increases in working capital sources of cash. Working capital sources of cash during 2004 included decreases in inventory as well as increases in accounts payable, accrued expenses and advance payments received on license agreements, partially offset by increases in trade accounts receivable, prepaid expenses and other current assets, and deferred tax assets. The net cash provided by operating activities in 2003 was primarily a result of net income adjusted for non-cash items partially offset by working capital uses of cash. Working capital uses of cash in 2003 included increases in trade accounts receivable, inventories, prepaid expenses and other current assets, and decreases in advance payments from customers, partially offset by increases in accounts payable, accrued expenses and advance payments received on license agreements.
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
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has, or has access to, an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to continue to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, its ability to continue to access its remaining credit facility, and on its ability to control operating expenses. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, control operating expenses, or meet the conditions necessary for the Company to obtain funding under the Additional Standby Facility, and other events – including the progress of the Company’s research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the loss of such coverage and reimbursement with such agencies, such as the Centers for Medicare and Medicaid Services; reduction of inventory levels in the Company’s distribution channels as a result of the IMAs; the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require consent under the Additional Standby Facility. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.
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
FINANCIAL REPORTING (AS REVISED)
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
     Management uses the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to evaluate the effectiveness of our internal control over financial reporting. Management assessed our internal control over financial reporting using the COSO framework as of the end of our fiscal year. Based on our initial evaluation under the framework in Internal Control — Integrated Framework, we believed our internal control over financial reporting as of December 31, 2005 was effective. Subsequently, management concluded that the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that grants issued on days other than the measurement date were properly accounted for and disclosed. As a result of the material weakness, the Company is restating its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001. See Note 2 of Notes to Consolidated Financial Statements for information related to the restatements.
     Ernst & Young LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation is included in this Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised), that Kos Pharmaceuticals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of ineffective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kos Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our report dated March 10, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a misstatement in its annual and quarterly financial statements. Such matter was considered to be a material weakness as further discussed in the following paragraph. Accordingly management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified that at December 31, 2005, it had a material weakness relative to the effectiveness of its internal control over financial reporting. Specifically, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that grants issued on days other than the measurement date were properly accounted for and disclosed. As a result, Kos Pharmaceuticals, Inc. restated its financial statements for the years ended December 31, 2001 through December 31, 2005 to include additional compensation expense and related tax benefits related to stock-based awards. The affected financial statement line items included current and long-term deferred tax assets, accrued expenses, additional paid in capital, costs of sales, research and development expenses, selling general and administrative expenses and benefit from income taxes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 financial statements, and this report does not affect our report dated March 10, 2006, except for Note 2 as to which the date is September 11, 2006, on those financial statements.
     In our opinion, management’s assessment that Kos Pharmaceuticals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kos Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
/s/ Ernst & Young LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 10, 2006, except for the effects of the
material weakness described in the sixth
paragraph above, as to which the date
is September 11, 2006

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
     As more fully described in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements for each of the three fiscal years in the period ending December 31, 2005 have been restated.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kos Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is September 11, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 10, 2006, except for Note 2, as to which
the date is September 11, 2006

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(as restated, see Note 2)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$412,736	$258,703
Trade accounts receivable, net	111,652	74,568
Inventories, net	20,748	10,649
Prepaid expenses and other current assets	20,555	11,572
Current deferred tax asset, net	36,775	35,516

Total current assets	602,466	391,008
Fixed Assets, net	28,745	23,341
Investments	12,782	—
Goodwill	2,300	—
Long Term Deferred Tax Asset, net	33,591	22,149
Intangible Assets, net	228,530	150,079
Other Assets	5,441	3,482

Total assets	$913,855	$590,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,112	$9,161
Accrued expenses	183,764	104,898
Advance payment received on license agreement, current portion net of amortized amount	1,625	3,597
Note payable to shareholder	—	19,000
Current portion of capital lease obligations	138	132

Total current liabilities	210,639	136,788

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	13,162	14,787
Other long term liabilities	7,889	—
Capital lease obligations, net of current portion	71	209

Total long term liabilities	21,122	14,996

Commitments and Contingencies (Notes 1, 13 and 17)

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,861,818 and 40,211,375 shares issued and outstanding as of December 31, 2005 and 2004, respectively	469	402
Additional paid-in capital	667,568	538,608
Restricted stock grant	—	(95)
Retained earnings (accumulated deficit)	13,435	(100,640)
Accumulated other comprehensive income	622	—

Total shareholders’ equity	682,094	438,275

Total liabilities and shareholders’ equity	$913,855	$590,059

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(as restated, see Note 2)

	For the Year Ended December 31,
	2005	2004	2003
Net sales	$746,197	$495,544	$293,907
Licensing revenue	5,503	1,559	—

Total revenue	751,700	497,103	293,907
Cost of sales (excludes Azmacort developed and core technology amortization charges of $15.2 million and $10.3 million for the years ended December 31, 2005 and 2004, respectively; see Note 7)	81,543	37,070	20,546

	670,157	460,033	273,361

Operating expenses:
Research and development	124,603	111,746	54,549
Selling, general and administrative	370,397	237,750	160,851

Total operating expenses	495,000	349,496	215,400

Income from operations	175,157	110,537	57,961

Other expense (income):
Interest income, net	(8,385)	(2,388)	(614)
Interest expense, related parties	520	1,209	3,316
Interest expense, other	70	8	4
Other expense (income)	215	(3,577)	198

Total other expense (income)	(7,580)	(4,748)	2,904

Income before provision for / (benefit from) income taxes	182,737	115,285	55,057

Provision for / (benefit from) income taxes	68,662	(29,555)	2,879

Net income	$114,075	$144,840	$52,178

Basic earnings per share of Common Stock	$2.62	$3.82	$2.38
Diluted earnings per share of Common Stock	$2.38	$3.20	$1.36

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	43,528	37,898	21,914
Diluted	48,236	45,680	40,805
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
(as restated, see Note 2)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-in	Restricted	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock Grant	Deficit)	Income	Total
Balance at December 31, 2002	20,808	$208	$223,436	$(694)	$(297,658)	$-	$(74,708)

Common Stock issued to employees under Kos Savings Plan	45	1	1,078	—	—	—	1,079
Compensation expense on restricted Common Stock grant	—	—	—	299	—	—	299
Compensation cost on Common Stock options and warrants	—	—	9,770	—	—	—	9,770
Tax benefit of stock option exercises	—	—	1,135	—	—	—	1,135

Issuance of Common Stock	4,400	44	184,232	—	—	—	184,276

Issuance of Common Stock to employees under Stock Purchase Plan	126	1	1,982	—	—	—	1,983
Exercise of stock options	1,229	12	13,605	—	—	—	13,617
Conversion of Note Payable to Shareholder to Common Stock	10,183	102	49,898	—	—	—	50,000
Net income	—	—	—	—	52,178	—	52,178

Balance at December 31, 2003	36,791	368	485,136	(395)	(245,480)	—	239,629

Common Stock issued to employees under Kos Savings Plan	41	—	1,569	—	—	—	1,569
Compensation expense on restricted Common Stock grant	—	—	—	300	—	—	300
Compensation cost on Common Stock options	—	—	2,856	—	—	—	2,856

Tax benefit of stock option exercises	—	—	20,003	—	—	—	20,003

Issuance of Common Stock to employees under Stock Purchase Plan	111	1	2,632	—	—	—	2,633
Exercise of stock options	1,068	11	15,434	—	—	—	15,445
Conversion of Note Payable to Shareholder to Common Stock	2,200	22	10,978	—	—	—	11,000
Net income	—	—	—	—	144,840	—	144,840

Balance at December 31, 2004	40,211	402	538,608	(95)	(100,640)	—	438,275

Common Stock issued to employees under Kos Savings Plan	42	1	2,170	—	—	—	2,171
Compensation expense on restricted Common Stock grant	—	—	—	95	—	—	95

Compensation cost on Common Stock Options	—	—	6,944	—	—	—	6,944
Compensation cost on consultant stock options	—	—	3,853	—	—	—	3,853
Tax benefit of stock option exercises	—	—	40,993	—	—	—	40,993
Issuance of Common Stock to employees under Stock Purchase Plan	107	1	3,199	—	—	—	3,200
Exercise of stock options	2,701	27	52,839	—	—	—	52,866
Conversion of Note Payable to Shareholder to Common Stock	3,800	38	18,962	—	—	—	19,000
Comprehensive income:

Unrealized gains on investments, net of taxes of $370	—	—	—	—	—	622	622
Net income	—	—	—	—	114,075	—	114,075

Total comprehensive income							114,697

Balance at December 31, 2005	46,861	$469	$667,568	$-	$13,435	$622	$682,094

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(as restated, see Note 2)

	For the Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income	$114,075	$144,840	$52,178
Adjustments to reconcile net income to net cash provided by operating activities - Provision for doubtful accounts	308	238	217
Depreciation	6,089	4,312	3,311
Amortization	23,148	10,983	—
Provision for inventory obsolescence	721	960	771
Recognition of deferred revenue under license agreement	(3,348)	(1,136)	—
Reimbursement recognized under license agreement	(250)	(250)	(230)
Loss from disposal of fixed assets	154	364	198
Deferred income tax benefit	(16,397)	(57,495)	—
Common Stock issued to employees under Kos Savings Plan	2,171	1,569	1,079
Compensation expense on restricted stock grant	95	300	299
Compensation cost on Common Stock warrants and options	5,876	2,856	9,770
Compensation cost on modification of stock option award	1,068	—	—
Compensation cost on consultant stock options	3,853	—	—
Tax benefit of stock option exercises	40,993	20,003	1,135
Write-off of acquired in-process research and development	2,800	38,000	—
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000	—	—
Write-off of generic Niaspan inventory	1,327	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(37,392)	(37,340)	(13,595)
Inventories	(8,848)	1,797	(1,250)
Prepaid expenses and other current assets	(8,983)	(1,449)	(4,229)
Deferred tax assets	3,326	(170)	—
Other assets	3	10	(73)
Accounts payable	15,951	1,376	598
Accrued expenses	78,866	61,586	8,763
Advance payments from customers	—	—	(9,129)
Advance payment received on license agreement	—	5,000	5,797
Other liabilities	7,890	—	—

Net cash provided by operating activities	237,496	196,354	55,610

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(13,609)	(9,536)	(11,044)
Product and intangible acquisition	(109,998)	(206,062)	—
Investment in Jerini, Inc.	(11,790)	—	—
Investment in Arisaph Pharmaceuticals, Inc.	(4,000)	—	—
Purchases of marketable securities	(5,913)	—	(13,564)
Sales of marketable securities	5,913	—	13,564

Net cash used in investing activities	(139,397)	(215,598)	(11,044)

Cash Flows from Financing Activities:
Net proceeds from issuance of Common Stock	—	—	184,276
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	3,200	2,633	1,983
Net proceeds from exercise of stock options	52,866	15,445	13,617
Payments of Notes Payable to Shareholder	—	—	(4,000)
Payments under capital lease obligations	(132)	(89)	(56)

Net cash provided by financing activities	55,934	17,989	195,820

Net increase (decrease) in cash and cash equivalents	154,033	(1,255)	240,386

Cash and Cash Equivalents, beginning of period	258,703	259,958	19,572

Cash and Cash Equivalents, end of period	$412,736	$258,703	$259,958

Supplemental Disclosure of Cash Flow Information:
Interest paid	$674	$1,445	$3,075
Income taxes paid	15,259	5,454	2,460
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 9	$19,000	$11,000	$50,000
Acquisition of equipment under capital lease obligations	—	404	—
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
     On November 6, 2005, KLS entered into an exclusive Collaboration and License Agreement (the ”Jerini Agreement”) with Jerini US, Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid a $14.2 million upfront licensing payment (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an investment in Jerini AG (the “Jerini Investment”).
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
2. Restatement
     Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”) relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. More specifically, as required by FIN 44, certain of the fixed stock options required the use of variable accounting. Under variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company is restating its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001.
     The restatement of the Company’s consolidated financial statements resulted in additional expense related to Common Stock options as follows (in thousands):

	Total	2005	2004	2003	2002	2001	1997-2000
Compensation expense	$20,267	$5,876	$2,858	$7,236	$1,074	$2,414	$809
Compensation expense, net of tax	$13,040	$4,028	$(2,521)	$7,236	$1,074	$2,414	$809
     The following consolidated balance sheets, statements of income, statements of changes in shareholders’ equity and statements of cash flows reconcile the previously reported and restated financial information. The effect of this restatement has also been reflected in footnote disclosures containing earnings per share (Note 3), accrued expenses (Note 8), income taxes (Note 10), selected quarterly financial information, unaudited (Note 12) and shareholders’ equity (Note 14).

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$412,736	$—	$412,736
Trade accounts receivable, net	111,652	—	111,652
Inventories, net	20,748	—	20,748
Prepaid expenses and other current assets	20,555	—	20,555
Current deferred tax asset, net	36,775	—	36,775

Total current assets	602,466	—	602,466
Fixed Assets, net	28,745	—	28,745
Investments	12,782	—	12,782
Goodwill	2,300	—	2,300
Long Term Deferred Tax Asset, net	29,490	4,101	33,591
Intangible Assets, net	228,530	—	228,530
Other Assets	5,441	—	5,441

Total assets	$909,754	$4,101	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,112	$—	$25,112
Accrued expenses	183,398	366	183,764
Advance payment received on license agreement, current portion net of amortized amount	1,625	—	1,625
Note payable to shareholder	—	—	—
Current portion of capital lease obligations	138	—	138

Total current liabilities	210,273	366	210,639

Long Term Liabilities:
Advance payment received on license agreement, net of current portion net of current portion	13,162	—	13,162
Other long term liabilities	7,889	—	7,889
Capital lease obligations, net of current portion	71	—	71

Total long term liabilities	21,122	—	21,122

Commitments and Contingencies (Notes 1, 13 and 17)

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,861,818 and 40,211,375 shares issued and outstanding as of December 31, 2005 and 2004, respectively	469	—	469
Additional paid-in capital	650,793	16,775	667,568
Restricted stock grant	—	—	—
Retained earnings (accumulated deficit)	26,475	(13,040)	13,435
Accumulated other comprehensive income	622	—	622

Total shareholders’ equity	678,359	3,735	682,094

Total liabilities and shareholders’ equity	$909,754	$4,101	$913,855

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2004
	As previously	Restatement
	reported	adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$258,703	$—	$258,703
Trade accounts receivable, net	74,568	—	74,568
Inventories, net	10,649	—	10,649
Prepaid expenses and other current assets	11,572	—	11,572
Current deferred tax asset, net	35,516	—	35,516

Total current assets	391,008	—	391,008
Fixed Assets, net	23,341	—	23,341
Investments	—	—	—
Goodwill	—	—	—
Long Term Deferred Tax Asset, net	19,016	3,133	22,149
Intangible Assets, net	150,079	—	150,079
Other Assets	3,482	—	3,482

Total assets	$586,926	$3,133	$590,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,161	$—	$9,161
Accrued expenses	104,898	—	104,898
Advance payment received on license agreement, current portion net of amortized amount	3,597	—	3,597
Note payable to shareholder	19,000	—	19,000
Current portion of capital lease obligations	132	—	132

Total current liabilities	136,788	—	136,788

Long Term Liabilities:
Advance payment received on license agreement, net of current portion net of current portion	14,787	—	14,787
Other long term liabilities	—	—	—
Capital lease obligations, net of current portion	209	—	209

Total long term liabilities	14,996	—	14,996

Commitments and Contingencies (Notes 1, 13 and 17)

Shareholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 46,861,818 and 40,211,375 shares issued and outstanding as of December 31, 2005 and 2004, respectively	402	—	402
Additional paid-in capital	526,463	12,145	538,608
Restricted stock grant	(95)	—	(95)
Retained earnings (accumulated deficit)	(91,628)	(9,012)	(100,640)
Accumulated other comprehensive income	—		—

Total shareholders’ equity	435,142	3,133	438,275

Total liabilities and shareholders’ equity	$586,926	$3,133	$590,059

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$746,197	$—	$746,197
Licensing revenue	5,503	—	5,503

Total revenue	751,700	—	751,700
Cost of sales (excludes Azmacort developed and core technology amortization of $15.2 million; see Note 7)	81,295	248	81,543

	670,405	(248)	670,157

Operating expenses:
Research and development	123,235	1,368	124,603
Selling, general and administrative	366,137	4,260	370,397

Total operating expenses	489,372	5,628	495,000

Income from operations	181,033	(5,876)	175,157

Other expense (income):
Interest income, net	(8,385)	—	(8,385)
Interest expense, related parties	520	—	520
Interest expense, other	70	—	70
Other expense (income)	215	—	215

Total other expense (income)	(7,580)	—	(7,580)

Income before provision for / (benefit from) income taxes	188,613	(5,876)	182,737

Provision for / (benefit from) income taxes	70,510	(1,848)	68,662

Net income	$118,103	$(4,028)	$114,075

Basic earnings per share of Common Stock	$2.71	$(0.09)	$2.62
Diluted earnings per share of Common Stock	$2.46	$(0.08)	$2.38

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	43,528		43,528
Diluted	48,293		48,236

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31, 2004
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$495,544	$—	$495,544
Licensing revenue	1,559	—	1,559

Total revenue	497,103	—	497,103
Cost of sales (excludes Azmacort developed and core technology amortization of $10.3 million; see Note 7)	36,926	144	37,070

	460,177	(144)	460,033

Operating expenses:
Research and development	111,064	682	111,746
Selling, general and administrative	235,718	2,032	237,750

Total operating expenses	346,782	2,714	349,496

Income from operations	113,395	(2,858)	110,537

Other expense (income):
Interest income, net	(2,388)	—	(2,388)
Interest expense, related parties	1,209	—	1,209
Interest expense, other	8	—	8
Other income	(3,577)	—	(3,577)

Total other income	(4,748)	—	(4,748)

Income before provision for / (benefit from) income taxes	118,143	(2,858)	115,285

Provision for / (benefit from) income taxes	(24,176)	(5,379)	(29,555)

Net income	$142,319	$2,521	$144,840

Basic earnings per share of Common Stock	$3.76	$0.06	$3.82
Diluted earnings per share of Common Stock	$3.13	$0.07	$3.20

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	37,898		37,898
Diluted	45,836		45,680

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31, 2003
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$293,907	$—	$293,907
Cost of sales	20,038	508	20,546

	273,869	(508)	273,361

Operating expenses:
Research and development	52,203	2,346	54,549
Selling, general and administrative	156,469	4,382	160,851

Total operating expenses	208,672	6,728	215,400

Income from operations	65,197	(7,236)	57,961

Other expense (income):
Interest income, net	(614)	—	(614)
Interest expense, related parties	3,316	—	3,316
Interest expense, other	4	—	4
Other expense (income)	198	—	198

Total other expense	2,904	—	2,904

Income before provision for / (benefit from) income taxes	62,293	(7,236)	55,057

Provision for income taxes	2,879	—	2,879

Net income	$59,414	$(7,236)	$52,178

Basic earnings per share of Common Stock	$2.71	$(0.33)	$2.38
Diluted earnings per share of Common Stock	$1.53	$(0.17)	$1.36

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	21,914		21,914
Diluted	41,033		40,805

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-in	Restricted	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock Grant	Deficit)	Income	Total
Balance at December 31, 2002, as previously reported	20,808	$208	$219,138	$(694)	$(293,360)	$—	$(74,708)

Restatement adjustments	—	—	4,298	—	(4,298)	—	—

Restated Balances at December 31, 2002	20,808	$208	$223,436	$(694)	$(297,658)	$—	$(74,708)

Balance at December 31, 2003, as previously reported	36,791	$368	$473,604	$(395)	$(233,948)	$—	$239,629

Restatement adjustments	—	—	11,532	—	(11,532)	—	—

Restated Balances at December 31, 2003	36,791	$368	$485,136	$(395)	$(245,480)	$—	$239,629

Balance at December 31, 2004, as previously reported	40,211	$402	$526,463	$(95)	$(91,628)	$—	$435,142

Restatement adjustments	—	—	12,145	—	(9,012)	—	3,133

Restated Balances at December 31, 2004	40,211	$402	$538,608	$(95)	$(100,640)	$—	$438,275

Balance at December 31, 2005, as previously reported	46,862	$469	$650,793	$—	$26,475	$622	$678,359

Restatement adjustments	—	—	16,775	—	(13,040)	—	3,735

Restated Balances at December 31, 2005	46,862	$469	$667,568	$—	$13,435	$622	$682,094

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net Income	$118,103	(4,028)	$114,075
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for doubtful accounts	308	—	308
Depreciation	6,089	—	6,089
Amortization	23,148	—	23,148
Provision for inventory obsolescence	721	—	721
Recognition of deferred revenue under license agreement	(3,348)	—	(3,348)
Reimbursement recognized under license agreement	(250)	—	(250)
Loss from disposal of fixed assets	154	—	154
Deferred income tax benefit	(15,428)	(969)	(16,397)
Common Stock issued to employees under Kos Savings Plan	2,171	—	2,171
Compensation expense on restricted stock grant	95	—	95
Compensation cost on Common Stock warrants and options	—	5,876	5,876
Compensation cost on modification of stock option award	1,068	—	1,068
Compensation cost on consultant stock options	3,853	—	3,853
Tax benefit of stock option exercises	42,238	(1,245)	40,993
Write-off of acquired in-process research and development	2,800	—	2,800
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000	—	4,000
Write-off of generic Niaspan inventory	1,327	—	1,327
Changes in operating assets and liabilities:
Trade accounts receivable	(37,392)	—	(37,392)
Inventories	(8,848)	—	(8,848)
Prepaid expenses and other current assets	(8,983)	—	(8,983)
Deferred tax assets	3,326	—	3,326
Other assets	3	—	3
Accounts payable	15,951	—	15,951
Accrued expenses	78,500	366	78,866
Other liabilities	7,890	—	7,890

Net cash provided by operating activities	237,496	—	237,496

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(13,609)	—	(13,609)
Product and intangible acquisition	(109,998)	—	(109,998)
Investment in Jerini, Inc.	(11,790)	—	(11,790)
Investment in Arisaph Pharmaceuticals, Inc.	(4,000)	—	(4,000)
Purchases of marketable securities	(5,913)	—	(5,913)
Sales of marketable securities	5,913	—	5,913

Net cash used in investing activities	(139,397)	—	(139,397)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	3,200	—	3,200
Net proceeds from exercise of stock options	52,866	—	52,866
Payments under capital lease obligations	(132)	—	(132)

Net cash provided by financing activities	55,934	—	55,934

Net increase in cash and cash equivalents	154,033	—	154,033

Cash and Cash Equivalents, beginning of period	258,703	—	258,703

Cash and Cash Equivalents, end of period	$412,736	$—	$412,736

Supplemental Disclosure of Cash Flow Information:
Interest paid	$674	—	$674
Income taxes paid	15,259	—	15,259
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 9)	$19,000	—	$19,000
Acquisition of equipment under capital lease obligations	—	—	—
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2004
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net Income	$142,319	$2,521	$144,840
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for doubtful accounts	238	—	238
Depreciation	4,312	—	4,312
Amortization	10,983	—	10,983
Provision for inventory obsolescence	960	—	960
Recognition of deferred revenue under license agreement	(1,136)	—	(1,136)
Reimbursement recognized under license agreement	(250)	—	(250)
Loss from disposal of fixed assets	364	—	364
Deferred income tax benefit	(52,116)	(5,379)	(57,495)
Common Stock issued to employees under Kos Savings Plan	1,569	—	1,569
Compensation expense on restricted stock grant	300	—	300
Compensation cost on Common Stock warrants and options	—	2,856	2,856
Tax benefit of stock option exercises	22,247	(2,244)	20,003
Write-off of acquired in-process research and development	38,000	—	38,000
Changes in operating assets and liabilities:
Trade accounts receivable	(37,340)	—	(37,340)
Inventories	1,797	—	1,797
Prepaid expenses and other current assets	(1,449)	—	(1,449)
Deferred tax assets	(2,416)	2,246	(170)
Other assets	10	—	10
Accounts payable	1,376	—	1,376
Accrued expenses	61,586	—	61,586
Advance payment received on license agreement	5,000	—	5,000

Net cash provided by operating activities	196,354	—	196,354

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(9,536)	—	(9,536)
Product and intangible acquisition	(206,062)	—	(206,062)

Net cash used in investing activities	(215,598)	—	(215,598)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	2,633	—	2,633
Net proceeds from exercise of stock options	15,445	—	15,445
Payments under capital lease obligations	(89)	—	(89)

Net cash provided by financing activities	17,989	—	17,989

Net decrease in cash and cash equivalents	(1,255)	—	(1,255)

Cash and Cash Equivalents, beginning of period	259,958	—	259,958

Cash and Cash Equivalents, end of period	$258,703	$—	$258,703

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,445	$—	$1,445
Income taxes paid	5,454	—	5,454
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 9)	$11,000	$—	$11,000
Acquisition of equipment under capital lease obligations	404	—	404
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2003
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net Income	$59,414	$(7,236)	$52,178
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for doubtful accounts	217		217
Depreciation	3,311	—	3,311
Provision for inventory obsolescence	771	—	771
Reimbursement recognized under license agreement	(230)	—	(230)
Loss from disposal of fixed assets	198	—	198
Common Stock issued to employees under Kos Savings Plan	1,079	—	1,079
Compensation expense on restricted stock grant	299	—	299
Compensation cost on Common Stock warrants and options	2,534	7,236	9,770
Tax benefit of stock option exercises	1,135	—	1,135
Changes in operating assets and liabilities:
Trade accounts receivable	(13,595)	—	(13,595)
Inventories	(1,250)	—	(1,250)
Prepaid expenses and other current assets	(4,229)	—	(4,229)
Other assets	(73)	—	(73)
Accounts payable	598	—	598
Accrued expenses	8,763	—	8,763
Advance payments from customers	(9,129)	—	(9,129)
Advance payment received on license agreement	5,797	—	5,797

Net cash provided by operating activities	55,610	—	55,610

Cash Flows from Investing Activities:
Capital expenditures and deposits on fixed assets to be acquired	(11,044)	—	(11,044)
Purchases of marketable securities	(13,564)	—	(13,564)
Sales of marketable securities	13,564	—	13,564

Net cash used in investing activities	(11,044)	—	(11,044)

Cash Flows from Financing Activities:
Net proceeds from issuance of Common Stock	184,276	—	184,276
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,983	—	1,983
Net proceeds from exercise of stock options	13,617	—	13,617
Payments of Notes Payable to Shareholder	(4,000)	—	(4,000)
Payments under capital lease obligations	(56)	—	(56)

Net cash provided by financing activities	195,820	—	195,820

Net increase in cash and cash equivalents	240,386	—	240,386

Cash and Cash Equivalents, beginning of period	19,572	—	19,572

Cash and Cash Equivalents, end of period	$259,958	$—	$259,958

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,075	$—	$3,075
Income taxes paid	2,460	—	2,460
Supplemental Disclosure of Non-cash Information:
Conversion of Note Payable to Shareholder to Common Stock (See Note 9)	$50,000	$—	$50,000
Acquisition of equipment under capital lease obligations	—	—	—
The accompanying notes are an integral part of these financial statements.

3. Summary of Significant Accounting Policies
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
     Certain raw materials used by the Company in the manufacture of its Niaspan and Advicor products are available from a limited number of suppliers. The Company obtains the Azmacort product pursuant to a supply agreement with Inyx, Inc. (“Inyx”) that will remain in effect until at least March 31, 2015 (see Note 7 of these Notes to Consolidated Financial Statements for more information regarding Inyx). As such, the Company relies on Inyx to manufacture and supply adequate quantities of the finished Azmacort product. Although there is one other company that is currently qualified to manufacture and supply the

Azmacort product, the Company does not have any contractual arrangement with such other entity. As a result, the Company relies solely on Inyx to supply the Company with the Azmacort product. The Company obtains Cardizem LA through a supply agreement (the “Biovail Supply Agreement”) with Biovail that will remain in effect until at least December 31, 2008, and procures its Teveten Products from Solvay Pharmaceutical Marketing and Licensing AG (“Solvay”) through an agreement in effect until the patents of the Teveten Products expire. As a result, the Company relies solely on Biovail and Solvay to supply the Company with Cardizem LA and Teveten/Teveten HCT products. The Company is also dependent on its other suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.
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
     The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset’s carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 2005 or 2004. During the quarter ended December 31, 2005, the Company revised its estimate for the useful life of developed technology related to Azmacort, and as such, recorded additional amortization expense of $1.4 million for the year ended December 31, 2005 (see Note 7 to these Notes to Consolidated Financial Statements for more information regarding this change in estimate).
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

Revenue Recognition
     Sales and the related cost of sales are recognized at the time product arrives at the customer’s location. The Company’s largest customers are distributors who warehouse product and, in turn, sell that product to retailers and others. Total revenue by product for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

	December 31,
	2005	2004	2003
		(in thousands)
Niaspan	$435,160	$319,071	$226,541
Advicor	115,961	108,196	67,366
Azmacort	103,245	68,277	—
Cardizem LA	69,746	—	—
Teveten and Teveten HCT	22,085	—	—
Other	5,503	1,559	—

Total	$751,700	$497,103	$293,907

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
Accounting for Product Returns and Inventory Management Agreements – Impact on Revenue Recognition
     The Company’s return policy allows a customer to return product no sooner than six months prior to the product’s expiration date and no later than one year after the product’s expiration date. The Company periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. For the period from the introduction of its Niaspan and Advicor products through December 31, 2002, Kos’ return risk expectations were consistently based on its limited product return experience given the early stage nature of its products and of the Company. Accordingly, Kos established a specific return risk estimate based on estimated inventory levels in the distribution channel that was used to determine the amount of revenue that could be recorded during a given period. During the quarter ended March 31, 2003, as a result of the significant history of minimal returns for the Niaspan and Advicor products since their introduction, Kos revised its return risk estimates to reflect the historically low product return patterns.
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
     During the fourth quarter of 2005 and the first quarter of 2006 (see Note 19 to these Notes to Consolidated Financial Statements for more information regarding the third IMA of the Company), the Company signed IMAs with its three largest customers. These agreements have enhanced the Company’s ability to monitor inventory levels for marketed products and, as a result, the Company has amended estimates for inventory levels in the distribution channel as of December 31, 2005 (the “Change in Inventory Level Estimate”). Prior to signing its IMAs, the Company estimated inventory levels using net sales and estimated withdrawals (using prescription data) from the marketplace. The impact of this change in estimate resulted in an increase in net sales, net income and basic and diluted earnings per share for the year ended December 31, 2005 of $17.0 million, $7.9 million, and $0.18 per share and $0.17 per share, respectively. The Company believes that the IMAs provide for a more precise and accurate estimate of product inventory in its distribution channel by allowing direct access to product inventory held by its top three customers, which accounted for approximately 81% of total revenue in 2005.
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

Income Taxes
     The provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of such benefits is “more likely than not” (see Note 10). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
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

	2005	2004	2003
	(in thousands)
Numerator:
Net income	$114,075	$144,840	$52,178
Interest expense from convertible debt	520	1,209	3,316

Diluted net income	$114,595	$146,049	$55,494

Denominator:
Basic weighted average number of shares outstanding	43,528	37,898	21,914
Effect of dilutive securities:
Stock options	2,855	2,217	2,851
Non-detachable warrants (See Note 9)	1,800	5,542	6,000
Convertible debt (See Note 9)	—	—	10,032
Other Common Stock warrants shares outstanding (See Note 13)	53	23	8

Diluted weighted average number of shares outstanding	48,236	45,680	40,805

Basic earnings per share of Common Stock	$2.62	$3.82	$2.38
Diluted earnings per share of Common Stock	2.38	3.20	1.36
     The calculation of weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003 excludes 0.9 million, 3.0 million and 0.2 million shares, respectively, of outstanding stock options because their impact is antidilutive.
Reporting of Comprehensive Income
     SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income refers to revenues, expenses, gains and losses that are not included in net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the year ended December 31, 2005 was $114.7 million, and included $0.6 million of unrealized gains, net of tax, on the Jerini Investment. Reported net income equaled comprehensive income for the years ended December 31, 2004 and 2003.
Accounting for Stock-Based Compensation
     As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for options issued to employees and to outside directors (after June 30, 2000) under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) using the intrinsic value method. Historically, no compensation expense was recorded for Common Stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of FIN 44 relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants and, accordingly, Kos recorded compensation expense for such grants of $5.9 million, $2.9 million and $7.2 million for the years ended December 31, 2005, 2004 and 2003, respectively – see Note 2 Restatement. The Company also recorded compensation expense related to a former employee’s modified stock options of $1.1 million and $0.8 million during the years ended December 31, 2005 (see Note 18 of these Notes to Consolidated Financial Statements) and 2003, respectively. Had compensation cost for options issued to employees been determined consistent with SFAS 148, the Company’s net income and net income per share would have been the “Pro forma” amounts shown in the following table (as restated — see Note 2):

	2005	2004	2003
	(in thousands, except per share data)
Net income:
As reported	$114,075	$144,840	$52,178
Compensation expense under APB 25, net of taxes	4,695	(2,521)	8,010
Stock-based employee compensation expense under fair value method, net of taxes	(28,434)	(26,427)	(24,615)

Pro forma	$90,336	$115,892	$35,573

Net income per share:
As reported:
Basic	$2.62	$3.82	$2.38
Diluted	2.38	3.20	1.36

Pro forma:
Basic	$2.08	$3.06	$1.62
Diluted	1.91	2.60	0.97

Number of shares used in calculation:
As reported:
Basic	43,528	37,898	21,914
Diluted	48,236	45,680	40,805
Pro forma:
Basic	43,528	37,898	21,914
Diluted	47,614	45,107	40,291

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment”(“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the first quarter of 2006. The Company has evaluated the requirements of SFAS 123R and it estimates that the adoption of SFAS 123R will result in pre-tax compensation cost of approximately $45 million, or $28 million of after-tax compensation cost, for the year ended December 31, 2006. This approximation of SFAS123R compensation cost is dependant upon various variable inputs such as the market value of the Company’s shares of Common Stock, the volatility of the Company’s shares of Common Stock, the expected life of stock option grants, the number of options granted, and forfeiture rates for options under the Company’s stock option plan. Accordingly, actual SFAS123R gross compensation cost and after-tax compensation cost for the year ended December 31, 2006, may be materially different from the Company’s estimate.
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
4. Trade Accounts Receivable, net
     Trade accounts receivable, net, consist of the following:

	December 31,
	2005	2004
	(in thousands)
Trade accounts receivable	$115,449	$77,911
Less: Sales returns and allowances	(3,479)	(2,815)
Allowance for doubtful accounts	(318)	(528)

Trade accounts receivable, net	$111,652	$74,568

5. Inventories
     Inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Raw materials	$3,294	$2,199
Work in process	4,074	4,161
Finished goods	13,380	4,289

Total inventories	$20,748	$10,649

     The Company had reserves for inventory obsolescence of $0.6 million and $0.4 million as of December 31, 2005 and 2004, respectively.
6. Fixed Assets, net
     Fixed assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Furniture and equipment	$3,828	$3,665
Computer software and hardware	14,798	10,548
Laboratory and manufacturing equipment	14,099	12,663
Leasehold improvements	20,136	15,776

Fixed assets, gross	52,861	42,652
Less accumulated depreciation	(24,116)	(19,311)

Fixed assets, net	$28,745	$23,341

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
     Although the product had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75µg and 225µg dosage formulations. If the technological and regulatory challenges are overcome, sales of the Azmacort HFA formulation could begin in late 2008 to early 2009.
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

     The $2.8 million value assigned to in-process research and development of the Cardizem Combination Product was recorded as a research and development expense for the year ended December 31, 2005, in the accompanying consolidated statements of income (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording an approximately $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
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

     Intangible assets consist of the following:

	December 31, 2005			December 31, 2004
	Gross		Net			Net
	Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(27,622)	$171,207	$$154,429	$(10,336)	$144,093
Supply Contract	4,050	(1,418)	2,632	4,050	(608)	3,442
Other Intangibles	241	(88)	153	241	(38)	203
Trademarks*	6,541	—	6,541	2,341	—	2,341
Sales and Marketing Rights	49,000	(4,628)	44,372	—	—	—
Manufacturing Rights	4,000	(375)	3,625	—	—	—

Total	$262,661	$(34,131)	$228,530	$161,061	$(10,982)	$150,079

*	Indefinite-lived intangible assets
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

8. Accrued Expenses
     The components of accrued expenses are as follows:

	December 31,
	2005	2004
	(in thousands)
Managed care rebates and chargebacks	$70,618	$49,998
Employee commissions and bonuses	15,236	14,780
Royalties	29,670	13,811
Income taxes payable	20,212	2,183
Inventory and commodity purchases	9,481	3,046
IMA accrual	8,721	—
Employee vacations	4,558	3,437
All other	25,268	17,643

Total accrued expenses	$183,764	$104,898

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

10. Income Taxes
     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.
     Through December 31, 2003, the Company had established a valuation allowance against its net deferred tax assets because there was not sufficient evidence to conclude that the Company would “more likely than not” realize all or a portion of such assets. During the first quarter of 2004, management determined, based on the Company’s historical profitability and on its expected future profitability, that the Company would generate sufficient taxable income to realize its deferred tax assets prior to the expiration of most net operating loss carryforwards (“NOLs”) and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets. Under SFAS 109, the valuation allowance should be adjusted when a change in circumstances causes a change in judgment about the realizability of deferred tax assets. The portion of the valuation allowance related to NOLs expected to be utilized to offset estimated “ordinary” income in the current year is included in the computation of the estimated annual effective tax rate. The portion of the valuation allowance related to other deferred tax assets, including NOLs expected to be utilized to offset ordinary income in future years, is reversed as of the date of the change in circumstances. Accordingly, during the year ended December 31, 2004, the Company reversed $73.8 million of its valuation allowance previously established against its net deferred tax assets. At December 31, 2004, the Company had a remaining valuation allowance of approximately $4.2 million related to certain NOLs and credits. During 2005, the $4.2 million valuation allowance was reversed with $0.4 million of the reversal resulting in a benefit from income taxes. The remaining $3.8 million did not affect the Company’s provision for income taxes since the related deferred tax asset was also reversed.
     As of December 31, 2005 and December 31, 2004, the Company had deferred tax assets of approximately $70.4 million and $61.8 million, respectively. The composition of the net deferred tax assets is as follows:

	December 31,
	2005	2004
	(in thousands)
Current:
Reserves and accruals	$29,699	$21,193
Tax net operating loss carryforwards and credits	4,129	11,973
Intangible assets	1,553	971
Advance payment received on license agreement	606	1,379
Other	788	—

Total Current	36,775	35,516
Non-current:
Tax net operating loss carryforwards	—	4,181
Intangible assets	23,560	15,349
Advance payment received on license agreement	4,907	5,670
Property and equipment	(2,119)	(2,585)
Share-based compensation	5,972	3,132
Other	1,271	583

Total Non-current	33,591	26,330

	70,366	61,846

Valuation allowance	—	(4,181)

	$70,366	$57,665

     A detail of the components of the Company’s income tax provision for / (benefit from) for the years ended December 31, 2005, 2004 and 2003 is set forth below:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current provision:
Federal	$72,258	$21,890	$1,260
State	4,912	6,050	1,619

	77,170	27,940	2,879

Deferred benefit:
Federal	(15,393)	(48,714)	—
State	(1,004)	(8,781)	—

	(16,397)	(57,495)	—

Changes in liabilities for uncertain tax positions, net	7,889	—	—

Total	$68,662	$(29,555)	$2,879

     The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
     A reconciliation between the statutory federal income tax and the income tax expense (benefit) at the Company’s effective rate for the years ended December 31, 2005, 2004 and 2003 is set forth below:

	December 31,
	2005	2004	2003
	(in thousands)
Computed expected income tax based on statutory federal income tax rate	$63,955	$40,351	$19,270
State income taxes, net of federal benefit	9,445	3,065	2,614
Non-deductible expenses	2,329	1,787	2,929
Change in valuation allowance	(404)	(72,208)	(24,463)
Research & development credit, net	(5,390)	—	—
Other	(1,273)	(2,550)	2,529

Provision for/(benefit from) income taxes	$68,662	$(29,555)	$2,879

     As of December 31, 2005, the Company had approximately $85.2 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2006 and 2022. Net deferred tax assets, as of December 31, 2005, totaled approximately $70.4 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.

11. Major Customers
     Sales to customers that were at least 10% of the Company’s net sales are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Customer A	$295,126	$184,788	$94,496
Customer B	190,652	134,437	75,371
Customer C	119,334	83,483	60,621

Total	$605,112	$402,708	$230,488

12. Selected Quarterly Financial Information (Unaudited)
     The following table summarizes selected quarterly financial data of the Company for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2005
Revenues, net(1)	$153,290	$179,399	$205,095	$213,916	$751,700
Cost of sales	10,912	19,119	26,042	25,470	81,543
Operating expenses(2)	104,718	121,568	125,670	143,044	495,000
Income from operations(1)(2)	37,660	38,712	53,383	45,402	175,157
Net income(1)(2)	25,317	27,906	35,636	25,216	114,075
Basic income per share(3)	$0.63	$0.68	$0.77	$0.54	$2.62
Diluted income per share(3)	0.56	0.59	0.72	0.51	2.38

2004
Revenues, net	$94,268	$120,250	$131,876	$150,709	$497,103
Cost of sales	6,790	10,223	9,597	10,460	37,070
Operating expenses(4)	109,771	74,065	78,209	87,451	349,496
Income from operations(4)	(22,293)	35,962	44,070	52,798	110,537
Net income(4)(5)	11,907	38,055	42,300	52,578	144,840
Basic income per share(3)	$0.32	$1.02	$1.12	$1.32	$3.82
Diluted income per share(3)	0.26	0.82	0.93	1.14	3.20

(1)	For the fourth quarter of 2005 and the year ended December 31, 2005, includes a $17.0 million increase in net sales and a $7.9 million increase in net income resulting from the impact of the Change in Inventory Level Estimate.

(2)	For the first quarter of 2005 and the year ended December 31, 2005, includes the impact of a $4.0 million write-off of an investment in Arisaph. For the fourth quarter of 2005 and the year ended December 31, 2005, includes $14.2 million of research and development expense resulting from the Jerini Licensing Payment.

(3)	Quarterly earnings per share are calculated on an individual basis and, because of rounding and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

(4)	For the first quarter of 2004 and the year ended December 31, 2004 includes the impact of the $38.0 million “Azmacort In-process R&D Write-off”.

(5)	For the year ended December 31, 2004 includes a benefit from income taxes resulting from the reversal of $71.2 million of valuation allowance, of which $67.3 million represents the portion reversed through the effective tax rate and $3.9 million relates to the reversal of valuation allowance on deferred tax assets to be realized through ordinary income in future years.

13. Commitments and Contingencies
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
     Future minimum payments under the employment agreements are as follows:

Year Ending December 31,	Amount
(in thousands)
2006	$1,443
2007	1,124
2008	943
2009	969
2010	997
Thereafter	81

Total	$5,557

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
     Future minimum commitments under these agreements are as follows:

Year Ending December 31,	Amount
(in thousands)
2006	$10,563
2007	10,576
2008	8,364
2009	5,539
2010	5,294
Thereafter	16,843

Total	$57,179

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
Licensing Agreements
     The Company has certain license agreements (the “License Agreements”) with third parties (the “Licensees”) for the development of future products. Under the License Agreements, the Company is required to make payments to the Licensees in order to secure rights to develop, manufacture, sell, and/or sublicense future products developed through the License Agreements. In connection with the License Agreements and other licensing activities, the Company recorded licensing expense of approximately $14.8 million, $0.5 million and $0.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively, and such expense is reflected in “Research and development” in the accompanying consolidated statements of income. Licensing expense during the year ended December 31, 2005 included the Jerini Licensing Payment (see Note 16 to these Notes to Consolidated Financial Statements for more information regarding Jerini).
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

Year Ending December 31,	Amount
(in thousands)
2006	$30
2007	12,530
2008	30
2009	30
2010	200
Thereafter	26,000

Total	$38,820

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
Sponsored Research
     The Company has on-going sponsored research agreements with certain organizations. Under the sponsored research agreement with Arisaph Pharmaceuticals, Inc. (“Arisaph”), formerly Triad Pharmaceuticals, Inc., a privately-held drug discovery and design pharmaceutical company focused on developing molecules for a variety of diseases, including orally active therapies for diabetes, cancer and cholesterol disorders, Arisaph has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase HDL (the “Field”). See Note 18 to these Notes to Consolidated Financial Statements for more information regarding Arisaph. Under the sponsored research agreements with a research center and a university, the Company is primarily responsible for funding the projects, and the university or research center is responsible for providing personnel, equipment, and facilities to conduct the research activities. Future minimum payments under the various sponsored research agreements include a $2.6 million payment in 2006.
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
14. Shareholders’ Equity
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
     As of December 31, 2005, each outside director of the Company was granted an option to purchase 15,000 shares of Common Stock upon election to the Board and received options to purchase 30,000 shares effective on each director’s anniversary date and 10,000 shares effective on the date of the Company’s Annual Shareholders’ Meeting. The exercise price of such options is the fair market value of the underlying Common Stock on the date the option is granted. The Company considered the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) using the Black-Scholes method to approximate the related charge to expense for all options granted to outside directors through June 30, 2000. Subsequent to June 30, 2000, the Company adopted the provisions of FASB Interpretation No. 44, which allows grantors to account for options to outside directors under APB 25. The Company provides the required disclosures of pro forma net income and related per share amounts under the fair value method in Note 3 hereto in accordance with SFAS 123 as amended by SFAS 148. Assumptions used in the calculation of the fair value of employee stock options are as follows:

		Risk-Free
Grant	Volatility	Interest	Expected	Expected
Date	Rate	Rate	Dividends	Term (Years)
2003	61.0%	2.98%	—	5
2004	60.1%	3.15%	—	5
2005	52.1%	3.86%	—	5

     Based on calculations using the Black-Scholes option valuation model, the weighted average fair value of options granted at market was $17.99, $26.75 and $10.43 during the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted in-the-money was $33.18, $22.88 and $20.64 during the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average exercise price of options granted at market was $19.31, $49.54 and $36.67 during the years ended December 31, 2003, 2004 and 2005, respectively. The weighted average exercise price of options granted in-the-money was $28.40, $34.81 and $51.26 during the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2005, the Company had outstanding options to purchase 10,094,912 shares of Common Stock to employees, consultants, management and directors. Detail of option activity is as follows:

		Exercise Prices
	Number of				Weighted
	Shares	Range			Average
Outstanding, December 31, 2002	6,544,822	$0.60	—	$36.50	$15.46
Granted	3,103,375	15.91	—	44.15	21.87
Exercised	(1,229,416)	4.28	—	34.10	11.09
Canceled	(330,514)	5.06	—	34.10	19.89

Outstanding, December 31, 2003	8,088,267	0.60	—	44.15	18.38
Granted	3,334,887	29.01	—	50.71	47.26
Exercised	(1,068,168)	5.06	—	34.10	14.46
Canceled	(247,172)	10.67	—	50.20	30.14

Outstanding, December 31, 2004	10,107,814	0.60	—	50.71	28.04
Granted	3,031,375	31.03	—	72.46	40.83
Exercised	(2,700,758)	0.60	—	50.20	19.57
Canceled	(343,519)	10.67	—	65.72	34.44

Outstanding, December 31, 2005	10,094,912

Options Outstanding				Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2005	Contractual Life	Price	2005	Price
$4.28to$ 6.03	164,188	3.1 years	$5.07	164,188	$5.07
7.03 to 10.50	79,125	2.9 years	7.45	79,125	7.45
10.67 to 16.00	496,618	4.5 years	13.10	428,994	12.99
16.19 to 24.24	3,081,719	6.4 years	20.13	1,676,093	20.04
24.68 to 36.50	2,548,739	8.7 years	32.28	274,320	29.84
38.13 to 56.67	3,321,023	8.3 years	49.12	676,752	48.08
58.79 to 72.46	403,500	9.7 years	65.06	—	—

	10,094,912	7.6 years	$33.86	3,299,472	$24.64

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
15. Co-promotion, Licensing, Manufacturing and Settlement and License Agreement
     On April 12, 2005, the Company entered into the Barr Agreements contemporaneous to the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply KLS certain quantities of Niaspan and Advicor tablets, under or pursuant to the approval of Barr’s ANDAs and granted Kos a license to use, market and sell, at a future date, Barr’s versions of the Company’s Niaspan and Advicor products once approved in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current Good Manufacturing Practices and to stand ready to meet the Company’s manufacturing requirements on short notice.
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
16. Collaboration and License Agreement
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
17. Legal Proceedings
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
18. Related Party Transactions
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
     For more information regarding related party transactions, please refer to Note 19 of these Notes to Consolidated Financial Statements.
19. Subsequent Events
     On February 22, 2006, the Company entered into a third IMA with one of its three largest customers and as result, the Company had signed IMAs with its three largest customers as of such date (see Accounting for Product Returns and Inventory Management Agreements – Impact on Revenue Recognition in Note 3 of these Notes to Consolidated Financial Statements for more information regarding IMAs).
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Kos Pharmaceuticals, Inc.
     We have audited the consolidated financial statements of Kos Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 10, 2006, except for Note 2, as to which the date is September 11, 2006. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K/A for the three years in the period ended December 31, 2005. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 10, 2006, except for the amounts for the fiscal
years ended December 31, 2003 and 2004 related to
Deferred Tax Asset Valuation Allowance and for the
amounts for the fiscal years ended December 31,
2003, 2004 and 2005 related to Sales Returns and
Allowances, as to which the date is
September 11, 2006

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period
Allowance for Doubtful Accounts:

Fiscal year ended December 31, 2003	$306	$217	$—	$523
Fiscal year ended December 31, 2004	523	238	233	528
Fiscal year ended December 31, 2005	528	309	519	318

Inventory Reserve:

Fiscal year ended December 31, 2003	$478	$770	$709	$539
Fiscal year ended December 31, 2004	539	960	1,130	369
Fiscal year ended December 31, 2005	369	721	451	639

Deferred Tax Asset Valuation Allowance:

Fiscal year ended December 31, 2003	$100,852	$(24,463)	$—	$76,389
Fiscal year ended December 31, 2004	76,389	(72,208)	—	4,181
Fiscal year ended December 31, 2005	4,181	(400)	3,781	—

Sales Returns And Allowances:

Fiscal year ended December 31, 2003	$2,388	$8,412	$8,707	$2,093
Fiscal year ended December 31, 2004	2,093	16,065	15,343	2,815
Fiscal year ended December 31, 2005	2,815	24,180	23,516	3,479
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
     Previously, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), had evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in SEC Rule 13a-15(e) as of the end of the period covered by this report. Management had concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. However, in connection with the filing of this Amendment No. 1 to the Company’s annual report on Form 10-K, the Company’s management, under the supervision and with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that due to the material weakness described below, the Company did not have effective disclosure controls and procedures relative to stock-based employee compensation as of the end of the periods covered by this annual report on Form 10-K/A.
Description of Material Weakness
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified that at December 31, 2005, it had a material weakness relative to the effectiveness of its internal control over financial reporting. Specifically, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that grants issued on days other than the measurement date were properly accounted for and disclosed.
Remediation of Material Weakness
     In an effort to remediate the material weakness described above, the Company has implemented enhanced processes and guidelines that are designed to ensure that it will properly record grant dates for future Common Stock option awards made under the Kos Incentive Plan. Specifically, among other things, the processes and guidelines establish the methodology for awarding Common Stock options to new and existing employees, and establish required documentation in order to evidence Common Stock option grant dates. The Company will also continue to consider additional steps necessary to remediate the material weakness described above.

Management’s Annual Report on Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting is contained in Item 8 of this Form 10-K/A.
Report of Independent Registered Public Accounting Firm
     The report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting is contained in Item 8 of this Form 10-K/A.
Changes to the Company’s Internal Control Over Financial Reporting
     Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES.

(a)	1.	The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 71 of this report.

	2.	The following Financial Statement Schedules are filed herewith:

Schedule Description

	II	Valuation and Qualifying Accounts for the Year Ended December 31, 2005

	3.	The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
1.1(1)	Underwriting Agreement dated November 19, 2003, among the Company, the Selling Shareholders named therein, and Goldman, Sachs and Co., Banc of America Securities LLC, SG Cowen Securities Corporation, Deutsche Bank Securities, Inc., SunTrust Capital Markets, Inc., Natexis Bleichroeder Inc. and Ryan, Beck & Co., Inc.

2.1(12)+	Product Acquisition Agreement between the Company and Aventis Pharmaceuticals Holdings Inc., dated March 5, 2004.

2.2(12)+	Supply Agreement between the Company and Aventis Pharmaceuticals Inc., dated March 5, 2004.

2.3+	Collaboration and License Agreement, dated as of November 6, 2005, among Kos Life Sciences, Inc., a subsidiary of Kos Pharmaceuticals, Inc., and Jerini US Inc., a subsidiary of Jerini AG.

3.1(15)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.2(2)	Amended and Restated Articles of Incorporation of the Company.

3.3(18)	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(3)	Form of Common Stock certificate of the Company.

10.1(2)*	Nonqualified Stock Option Agreement by and between the Company and Daniel M. Bell dated as of June 20, 1996.

10.2(2)*	Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

Exhibit Number	Exhibit Description
10.3(4)*	Kos Pharmaceuticals, Inc. 1999 Employee Stock Purchase Plan.

10.4(6)	Third Amended and Restated Registration Rights Agreement effective as of December 19, 2002, by and between the Company, Kos Holdings, Inc., Kos Investments, Inc., and Michael Jaharis.

10.5(6)	Revolving Credit and Loan Agreement dated as of December 19, 2002, between Kos Pharmaceuticals and Michael Jaharis.

10.6(6)	Revolving Credit Promissory Note dated December 19, 2002 in favor of Michael Jaharis.

10.7(6)	Non-Detachable Common Stock Purchase Warrant dated December 19, 2002.

10.8(6)	Second Amended and Restated Security Agreement dated December 19, 2002, by and between the Company and Michael Jaharis.

10.9(7)	Stock Purchase Agreement dated May 3, 2000, between the Company and DuPont Pharmaceuticals Company.

10.10(9)*	Management Agreement dated December 13, 2001, between the Company and Daniel M. Bell.

10.11(9)+	Master Services Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.12(9)+	Investment and Royalty Agreement effective December 17, 2001, between the Company, Innovex LP and PharmaBio Development, Inc.

10.13(9)	Warrant Agreement dated January 1, 2002, between the Company and PharmaBio Development, Inc.

10.14(10)+	Distribution, Patent & Trademark License, Marketing and Supply Agreement, dated October 23, 2002, between the Company and Merck KGaA.

10.15(11)+	Co-Promotion Agreement dated as of October 29, 2003 between the Company and Takeda Pharmaceuticals North America, Inc.

10.16(14)	Form of Consulting Agreement Between the Company and Christopher P. Kiritsy.

10.17(14)	Securities Purchase Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc. and 2004 Oikos Investment Partners, LP.

10.18(14)	Stockholders Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

Exhibit Number	Description
10.19(14)	Registration Rights Agreement dated February 1, 2005, among Triad Pharmaceuticals, Inc., Kos Pharmaceuticals, Inc., 2004 Oikos Investment Partners, LP and the other stockholders parties thereto.

10.20(16)*	Employment Agreement dated as of February 2, 2005, between Adrian Adams and the Company.

10.21*	Summary Term Sheet of Board Compensation.

10.22*	Terms of Employment between Kevin Clarke and the Company dated as of October 14, 2005.

10.23(17) +	Co-promotion Agreement by and between the Company, one of its subsidiaries, Duramed Pharmaceuticals, Inc. and Barr Laboratories, Inc. dated April 12, 2005.

10.24(17) +	Settlement and License Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.25(17)+	License and Manufacturing Agreement by and between the Company, one of its subsidiaries, and Barr Laboratories, Inc. dated April 12, 2005.

10.26(17) +	Supply and Employee Agreement by and between the Company and Biovail Pharmaceuticals, Inc. dated May 2, 2005.

10.27(17) +	Distribution and Product Acquisition Agreement by and between the Company and Biovail Laboratories International SRL dated May 2, 2005.

14.1(13)	Code of Ethics for Senior Financial Officers.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24	Powers of Attorney (included on signature page hereto).

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Summary Sheet of 2006 Named Executive Officer Compensation.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-1/A (File No. 333-17991), filed with the Securities and Exchange Commission on March 6, 1997, and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-8 (File No. 333-70317), filed with the Securities and Exchange Commission on January 8, 1999, and incorporated herein by reference.

(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2002, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2000, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2001, and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2002, and incorporated herein by reference.

(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2003, and incorporated herein by reference.

(12)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2004, and incorporated herein by reference.

(13)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended March 31, 2003, and incorporated herein by reference.

(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005, and incorporated herein by reference.

(15)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended March 31, 2005, and incorporated herein by reference.

(16)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Company’s year ended December 31, 2004, and incorporated herein by reference.

(17)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended June 30, 2005, and incorporated herein by reference.

(18)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the Company’s three-month period ended September 30, 2005, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

KOS PHARMACEUTICALS, INC.
By:	/s/ Adrian Adams
Adrian Adams
President and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Adrian Adams and Juan F. Rodriguez and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, any lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Jaharis Michael Jaharis	Chairman Emeritus of the Board of Directors	September 13, 2006

/s/ Daniel M. Bell Daniel M. Bell	Chairman of the Board of Directors	September 13, 2006

/s/ Robert E. Baldini Robert E. Baldini	Vice Chairman of the Board	September 13, 2006

/s/ Adrian Adams Adrian Adams	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 13, 2006

/s/ Kevin P. Clarke Kevin P. Clarke	Executive Vice President, Chief Financial Officer	September 13, 2006
(Principal Financial Officer)

/s/ Juan F. Rodriguez Juan F. Rodriguez	Senior Vice President, Controller and Corporate Administration	September 13, 2006
(Principal Accounting Officer)

/s/ John Brademas John Brademas	Director	September 13, 2006

/s/ Kevin T. Ferro Kevin T. Ferro	Director	September 13, 2006

/s/ Steven Jaharis Steven Jaharis	Director	September 13, 2006

/s/ Nicolaos E. Madias Nicolaos E. Madias	Director	September 13, 2006

/s/ Mark Novitch Mark Novitch	Director	September 13, 2006

/s/ William D. Pruitt William D. Pruitt	Director	September 13, 2006

/s/ Frederick B. Whittemore Frederick B. Whittemore	Director	September 13, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.3+	Collaboration and License Agreement, dated as of November 6, 2005, among Kos Life Sciences, Inc., a subsidiary of Kos Pharmaceuticals, Inc., and Jerini US Inc., a subsidiary of Jerini AG.

10.21*	Summary Term Sheet of Board Compensation.

10.22*	Terms of Employment between Kevin Clarke and the Company dated as of October 14, 2005.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary Sheet of 2006 Named Executive Officer Compensation.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

*	Denotes management contract or compensatory plan or arrangement.