Form 10-Q/A
period 2006-03-31
KOS PHARMACEUTICALS INC
filed 2006-09-14
CIK 1018952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
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

Explanatory Note:
     Kos Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2006, to reflect the restatement of its previously issued financial statements to correct inadvertent errors in accounting for certain Common Stock options.
     The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 2 and 4 of Part I of the Company’s originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and no other items in our originally filed Form 10-Q are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. Except for the aforementioned adjustment, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 10, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.
     Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, the Company reevaluated its disclosure controls and procedures. The Company concluded that its failure to correctly account for Common Stock options constituted a material weakness in its internal control over financial reporting. As a result of this material weakness, the Company concluded that its disclosure controls and procedures in relation thereto were not effective as of March 31, 2006.
     Remediation of Material Weakness: In an effort to remediate the material weakness described above, the Company has implemented detailed processes and guidelines that are designed to ensure that it will properly record grant dates for future Common Stock option awards made under the Kos Incentive Plan. Specifically, among other things, the processes and guidelines establish the methodology for awarding Common Stock options to new and existing employees, and establish required documentation in order to evidence Common Stock option grant dates. The Company will also continue to consider additional steps necessary to remediate the material weakness relative to its Common Stock option grant practices.

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(as restated, see Note 2)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$435,272	$412,736
Marketable securities	2,537	—
Trade accounts receivable, net	90,156	111,652
Inventories, net	28,462	20,748
Prepaid expenses and other current assets	17,589	20,555
Current deferred tax asset, net	38,350	36,775

Total current assets	612,366	602,466
Fixed Assets, net	31,903	28,745
Investment	14,719	12,782
Goodwill	2,300	2,300
Long Term Deferred Tax Asset, net	38,523	33,591
Intangible Assets, net	220,793	228,530
Other Assets	4,186	5,441

Total assets	$924,790	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,246	$25,112
Accrued expenses	164,183	183,764
Advance payment received on license agreement, net of amortized amount	1,625	1,625
Current portion of capital lease obligations	139	138

Total current liabilities	199,193	210,639

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	12,755	13,162
Other long term liabilities	8,212	7,889
Capital lease obligations, net of current portion	35	71

Total long term liabilities	21,002	21,122

Commitments and contingencies (Note 16)

Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,240,083 and 46,861,818 shares issued and outstanding as of March 31, 2006 (unaudited) and December 31, 2005, respectively	472	469
Additional paid-in capital	691,619	667,568
Retained earnings	10,679	13,435
Accumulated other comprehensive income	1,825	622

Total shareholders’ equity	704,595	682,094

Total liabilities and shareholders’ equity	$924,790	$913,855

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(as restated, see Note 2)

	Three Months
	Ended
	March 31,
	2006	2005
	(Unaudited)
Net sales	$169,433	$152,651
Licensing revenue	1,341	639

Total revenue	170,774	153,290

Cost of sales (excludes Azmacort developed and core technology amortization of $4.9 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively; See Note 9)	23,046	10,912

	147,728	142,378

Operating expenses:
Research and development	34,798	25,638
Selling, general and administrative	122,106	79,080

Total operating expenses	156,904	104,718

Income (loss) from operations	(9,176)	37,660

Other expense (income):
Interest income, net	(4,607)	(1,523)
Interest expense-related party	—	258
Interest expense, other	22	20
Other expense, net	—	16

Total other income	(4,585)	(1,229)

Income (loss) before provision for / (benefit from) income taxes	(4,591)	38,889
Provision for/(benefit from) income taxes	(1,835)	13,572

Net income (loss)	$(2,756)	$25,317

Basic earnings (loss) per share of Common Stock	$(0.06)	$0.63

Diluted earnings (loss) per share of Common Stock	$(0.06)	$0.56

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	46,957	40,255
Diluted	46,957	45,867
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)
(as restated, see Note 2)

					Accumulated
			Additional		Other
			Paid-in	Retained	Comprehensive
	Common Stock		Capital	Earnings	Income	Total
	Shares	Amount
Balance at December 31, 2005	46,862	$469	$667,568	$13,435	$622	$682,094

Common Stock issued to employees under Kos Savings Plan	12	—	531	—	—	531
Compensation cost on consultant stock options	—	—	892	—	—	892
Compensation cost of share-based payments	—	—	10,828	—	—	10,828
Tax benefit of stock option exercises	—	—	2,947	—	—	2,947
Issuance of Common Stock to Employees under Stock Purchase Plan	45	—	1,989	—	—	1,989
Exercise of stock options	321	3	6,864	—	—	6,867
Comprehensive loss:
Unrealized gain on investment, net of taxes of $722	—	—	—	—	1,215	1,215
Unrealized loss on marketable securities	—	—	—	—	(12)	(12)
Net loss	—	—	—	(2,756)	—	(2,756)

Total comprehensive loss	—	—	—	—	—	(1,553)

Balance at March 31, 2006 (unaudited)	47,240	$472	$691,619	$10,679	$1,825	$704,595

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(as restated, see Note 2)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,756)	$25,317
Adjustments to reconcile net income (loss) to net cash provided by operating activities- Provision for doubtful accounts	80	—
Depreciation	2,056	1,326
Amortization of intangible assets	7,737	3,661
Provision for inventory obsolescence	263	79
Loss on disposal of fixed assets	5	20
Common Stock issued to employees under Kos Savings Plan	531	393
Compensation cost on consultant stock options	892	—
Compensation cost of share-based payments	10,828	1,544
Write-off of investment in Arisaph Pharmaceuticals, Inc.	—	4,000
Write-off of generic Niaspan inventory	—	1,327
Deferred income tax benefit	(7,801)	(112)
Recognition of deferred revenue under license agreement	(345)	(416)
Reimbursement recognized under license agreement	(62)	(62)
Tax benefit from share-based payments	1,565	212
Changes in operating assets and liabilities:
Trade accounts receivable	21,416	(21,283)
Inventories	(7,977)	(1,149)
Prepaid expenses and other current assets	2,966	(3,494)
Deferred tax assets	572	5,789
Other assets	—	2
Accounts payable	8,134	751
Accrued expenses	(19,581)	10,695
Other liabilities	323	—

Net cash provided by operating activities	18,846	28,600

Cash Flows from Investing Activities:
Investment in Arisaph Pharmaceuticals, Inc.	—	(4,000)
Purchase of marketable securities	(2,649)	(3,925)
Sales of marketable securities	100	—
Capital expenditures and deposits on fixed assets to be acquired	(3,964)	(2,172)

Net cash used in investing activities	(6,513)	(10,097)

Cash Flows from Financing Activities:
Excess tax benefit from share-based payments	1,382	—
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,989	1,544
Net proceeds from exercise of stock options	6,867	2,022
Payments under capital lease obligations	(35)	(33)

Net cash provided by financing activities	10,203	3,533

Net increase in cash and cash equivalents	22,536	22,036
Cash and Cash Equivalents, beginning of period	412,736	258,703

Cash and Cash Equivalents, end of period	$435,272	$280,739

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the three-month period ended March 31, 2006, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2006. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2005.
2. Restatement
     Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”) relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. More specifically, as required by FIN 44, certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006.
     The restatement of the Company’s consolidated financial statements has resulted in additional expense related to stock options as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Compensation expense	$140	$1,470
Compensation expense, net of tax	$90	$1,007
     The following condensed consolidated balance sheets, statements of operations, statements of changes in shareholders’ equity and statements of cash flows reconcile the previously reported and restated financial information. The effect of this restatement has also been reflected in footnote disclosures containing income taxes (Note 5), earnings per share (Note 6), accrued expenses (Note 12), and compensation cost for stock options issued to employees (Note 14).

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006
	As previously	Restatement
	reported	adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$435,272	$—	$435,272
Marketable securities	2,537	—	2,537
Trade accounts receivable, net	90,156	—	90,156
Inventories, net	28,462	—	28,462
Prepaid expenses and other current assets	17,589	—	17,589
Current deferred tax asset, net	38,350	—	38,350

Total current assets	612,366	—	612,366
Fixed Assets, net	31,903	—	31,903
Investment	14,719	—	14,719
Goodwill	2,300	—	2,300
Long Term Deferred Tax Asset, net	34,416	4,107	38,523
Intangible Assets, net	220,793	—	220,793
Other Assets	4,186	—	4,186

Total assets	$920,683	$4,107	$924,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,246	$—	$33,246
Accrued expenses	163,817	366	164,183
Advance payment received on license agreement, net of amortized amount	1,625	—	1,625
Current portion of capital lease obligations	139	—	139

Total current liabilities	198,827	366	199,193

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	12,755	—	12,755
Other long term liabilities	8,212	—	8,212
Capital lease obligations, net of current portion	35	—	35

Total long term liabilities	21,002	—	21,002

Commitments and contingencies (Note 16)
Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,240,083 and 46,861,818 shares issued and outstanding as of March 31, 2006 (unaudited) and December 31, 2005, respectively	472	—	472
Additional paid-in capital	674,748	16,871	691,619
Retained earnings	23,809	(13,130)	10,679
Accumulated other comprehensive income	1,825	—	1,825

Total shareholders’ equity	700,854	3,741	704,595

Total liabilities and shareholders’ equity	$920,683	$4,107	$924,790

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$412,736	$—	$412,736
Marketable securities	—	—	—
Trade accounts receivable, net	111,652	—	111,652
Inventories, net	20,748	—	20,748
Prepaid expenses and other current assets	20,555	—	20,555
Current deferred tax asset, net	36,775	—	36,775

Total current assets	602,466	—	602,466
Fixed Assets, net	28,745	—	28,745
Investment	12,782	—	12,782
Goodwill	2,300	—	2,300
Long Term Deferred Tax Asset, net	29,490	4,101	33,591
Intangible Assets, net	228,530	—	228,530
Other Assets	5,441	—	5,441

Total assets	$909,754	$4,101	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,112	$—	$25,112
Accrued expenses	183,398	366	183,764
Advance payment received on license agreement, net of amortized amount	1,625	—	1,625
Current portion of capital lease obligations	138	—	138

Total current liabilities	210,273	366	210,639

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	13,162		13,162
Other long term liabilities	7,889	—	7,889

Capital lease obligations, net of current portion	71	—	71

Total long term liabilities	21,122	—	21,122

Commitments and contingencies (Note 16)
Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—		—
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,240,083 and 46,861,818 shares issued and outstanding as of March 31, 2006 (unaudited) and December 31, 2005, respectively	469	—	469
Additional paid-in capital	650,793	16,775	667,568
Retained earnings	26,475	(13,040)	13,435
Accumulated other comprehensive income	622	—	622

Total shareholders’ equity	678,359	3,735	682,094

Total liabilities and shareholders’ equity	$909,754	$4,101	$913,855

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2006
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$169,433	$—	$169,433
Licensing revenue	1,341	—	1,341

Total revenue	170,774	—	170,774

Cost of sales (excludes Azmacort developed and core technology amortization of $4.9 million for the three months ended March 31, 2006; see Note 9)	23,035	11	23,046

	147,739	(11)	147,728

Operating expenses:
Research and development	34,700	98	34,798
Selling, general and administrative	122,075	31	122,106

Total operating expenses	156,775	129	156,904

Income (loss) from operations	(9,036)	(140)	(9,176)

Other expense (income):
Interest income, net	(4,607)	—	(4,607)
Interest expense-related party	—	—	—
Interest expense, other	22	—	22
Other expense, net	—	—	—

Total other income	(4,585)	—	(4,585)

Loss before benefit from income taxes	(4,451)	(140)	(4,591)
Benefit from income taxes	(1,785)	(50)	(1,835)

Net loss	$(2,666)	$(90)	$(2,756)

Basic loss per share of Common Stock	$(0.06)	$—	$(0.06)

Diluted loss per share of Common Stock	$(0.06)	$—	$(0.06)

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	46,957		46,957
Diluted	46,957		46,957

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$152,651	$—	$152,651
Licensing revenue	639	—	639

Total revenue	153,290	—	153,290

Cost of sales (excludes Azmacort developed and core technology amortization of $3.5 million for the three months ended March 31, 2005; see Note 9)	10,850	62	10,912

	142,440	(62)	142,378

Operating expenses:
Research and development	25,296	342	25,638
Selling, general and administrative	78,014	1,066	79,080

Total operating expenses	103,310	1,408	104,718

Income (loss) from operations	39,130	(1,470)	37,660

Other expense (income):
Interest income, net	(1,523)	—	(1,523)
Interest expense-related party	258	—	258
Interest expense, other	20	—	20
Other expense, net	16	—	16

Total other income	(1,229)	—	(1,229)

Income (loss) before provision for / (benefit from) income taxes	40,359	(1,470)	38,889
Provision for/(benefit from) income taxes	14,035	(463)	13,572

Net income (loss)	$26,324	$(1,007)	$25,317

Basic earnings per share of Common Stock	$0.65	$(0.02)	$0.63

Diluted earnings per share of Common Stock	$0.58	$(0.02)	$0.56

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	40,255		40,255
Diluted	46,013		45,867

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)
(as restated, see Note 2)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2005 as previously reported	46,862	$469	$650,793	$26,475	$622	$678,359

Restatement adjustments	—	—	16,775	(13,040)	—	3,735

Restated Balance at December 31, 2005	46,862	$469	$667,568	$13,435	$622	$682,094

Balance at March 31, 2006 as previously reported	47,240	$472	$674,748	$23,809	$1,825	$700,854

Restatement adjustments	—	—	16,871	(13,130)	—	3,741

Restated Balance at March 31, 2006	47,240	$472	$691,619	$10,679	$1,825	$704,595

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2006
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net loss	$(2,666)	$(90)	$(2,756)
Adjustments to reconcile net loss to net cash provided by operating activities- Provision for doubtful accounts	80	—	80
Depreciation	2,056	—	2,056
Amortization of intangible assets	7,737	—	7,737
Provision for inventory obsolescence	263	—	263
Loss on disposal of fixed assets	5	—	5
Common Stock issued to employees under Kos Savings Plan	531	—	531
Compensation cost on consultant stock options	892	—	892
Compensation cost of share-based payments	10,688	140	10,828
Write-off of investment in Arisaph Pharmaceuticals, Inc.	—	—	—
Write-off of generic Niaspan inventory	—	—	—
Deferred income tax benefit	(7,795)	(6)	(7,801)
Recognition of deferred revenue under license agreement	(345)	—	(345)
Reimbursement recognized under license agreement	(62)	—	(62)
Tax benefit from share-based payments	1,448	117	1,565
Changes in operating assets and liabilities:
Trade accounts receivable	21,416	—	21,416
Inventories	(7,977)	—	(7,977)
Prepaid expenses and other current assets	2,966	—	2,966
Deferred tax assets	572	—	572
Other assets	—	—	—
Accounts payable	8,134	—	8,134
Accrued expenses	(19,581)	—	(19,581)
Other liabilities	323	—	323

Net cash provided by operating activities	18,685	161	18,846

Cash Flows from Investing Activities:
Investment in Arisaph Pharmaceuticals, Inc.	—	—	—
Purchase of marketable securities	(2,649)	—	(2,649)
Sales of marketable securities	100	—	100
Capital expenditures and deposits on fixed assets to be acquired	(3,964)	—	(3,964)

Net cash used in investing activities	(6,513)	—	(6,513)

Cash Flows from Financing Activities:
Excess tax benefit from share-based payments	1,543	(161)	1,382
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,989	—	1,989
Net proceeds from exercise of stock options	6,867	—	6,867
Payments under capital lease obligations	(35)	—	(35)

Net cash provided by financing activities	10,364	(161)	10,203

Net increase in cash and cash equivalents	22,536	—	22,536
Cash and Cash Equivalents, beginning of period	412,736	—	412,736

Cash and Cash Equivalents, end of period	$435,272	$—	$435,272

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net income	$26,324	$(1,007)	$25,317
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	1,326	—	1,326
Amortization of intangible assets	3,661	—	3,661
Provision for inventory obsolescence	79	—	79
Loss on disposal of fixed assets	20	—	20
Common Stock issued to employees under Kos Savings Plan	393	—	393
Compensation cost of share-based payments	74	1,470	1,544
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000	—	4,000
Write-off of generic Niaspan inventory	1,327	—	1,327
Deferred income tax benefit	130	(242)	(112)
Recognition of deferred revenue under license agreement	(416)	—	(416)
Reimbursement recognized under license agreement	(62)	—	(62)
Tax benefit from share-based payments	525	(313)	212
Changes in operating assets and liabilities:
Trade accounts receivable	(21,283)	—	(21,283)
Inventories	(1,149)	—	(1,149)
Prepaid expenses and other current assets	(3,494)	—	(3,494)
Deferred tax assets	5,789	—	5,789
Other assets	2	—	2
Accounts payable	751	—	751
Accrued expenses	10,603	92	10,695

Net cash provided by operating activities	28,600	—	28,600

Cash Flows from Investing Activities:
Investment in Arisaph Pharmaceuticals, Inc.	(4,000)	—	(4,000)
Purchase of marketable securities	(3,925)	—	(3,925)
Capital expenditures and deposits on fixed assets to be acquired	(2,172)	—	(2,172)

Net cash used in investing activities	(10,097)	—	(10,097)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,544	—	1,544
Net proceeds from exercise of stock options	2,022	—	2,022
Payments under capital lease obligations	(33)	—	(33)

Net cash provided by financing activities	3,533	—	3,533

Net increase in cash and cash equivalents	22,036	—	22,036
Cash and Cash Equivalents, beginning of period	258,703	—	258,703

Cash and Cash Equivalents, end of period	$280,739	$—	$280,739

3. Recent Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Payment” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounted for stock option awards and shares granted under the Company’s share-based payment plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In accordance with the modified prospective method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in the Company recording $10.8 million of share-based employee compensation for the three months ended March 31, 2006. See Note 14 for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.
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
4. Reporting of Comprehensive Income or Loss
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and display of comprehensive income or loss and the related components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive loss for the three months ended

March 31, 2006, was $1.6 million, and included $1.2 million of unrealized gains, net of tax, on an investment in Jerini AG (the “Jerini Investment”). Net income and comprehensive income was $25.3 million for the comparable period in 2005.
5. Income Taxes
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
     The Company recorded a benefit from income taxes of $1.8 million for the three months ended March 31, 2006, as compared to a provision for income taxes of $13.6 million for the three months ended March 31, 2005. The $1.8 million benefit from income taxes for the three months ended March 31, 2006, included a write-off of $0.3 million related to state NOLs and a reserve of $0.3 million related to uncertain tax positions. The provision for income taxes for the three months ended March 31, 2005, included a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain cumulative Company research and development activities through 2004, a $1.5 million provision associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, and a $0.4 million reversal of the Company’s valuation allowance associated with net operating losses not previously utilizable which could then be realized by the Company.
     As of March 31, 2006, the Company had approximately $84.6 million of state NOLs available to offset future taxable income. These NOLs will expire between 2006 and 2022. Net deferred tax assets, as of March 31, 2006, totaled approximately $76.9 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.

6. Earnings or Loss Per Share
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

	Three Months
	Ended March 31,
	2006	2005
	(in thousands, except
	per share data)
Numerator:
Net income (loss)	$(2,756)	$25,317
Interest expense from convertible debt	—	258

Diluted net income (loss)	$(2,756)	$25,575

Denominator:
Basic weighted average number of shares outstanding	46,957	40,255
Effect of dilutive securities:
Stock options	N/A	1,808
Non-detachable warrants (See Note 13)	N/A	3,800
Other common stock warrants	N/A	4

Diluted weighted average number of shares outstanding	46,957	45,867

Basic earnings (loss) per share of Common Stock	$(0.06)	$0.63
Diluted earnings (loss) per share of Common Stock	(0.06)	0.56
     The calculation of weighted average shares outstanding excluded stock options of 3.2 million and 3.4 million for the three months ended March 31, 2006 and 2005, respectively, because their impact was antidilutive.
7. Inventories, net
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials	$3,318	$3,294
Work in process	7,689	4,074
Finished goods	17,455	13,380

Total inventories, net	$28,462	$20,748

     The Company had reserves for inventory obsolescence of $0.8 million and $0.6 million as of March 31, 2006 and December 31, 2005, respectively.
8. Investment
     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that, among other things, marketable equity and debt securities classified as available-for-sale be carried at fair value, with unrealized gains and losses reported directly in other comprehensive income or loss. The cost related to investments available-for-sale is determined utilizing the specific identification method. The Jerini Investment is classified as an available-for-sale security and was recorded at its fair value of $14.7 million and $12.8 million under Investment in the accompanying balance sheet as of March 31, 2006 and December 31, 2005, respectively. The $1.2 million of unrealized gain, net of tax of $0.7 million, related to the Jerini Investment was recorded as other comprehensive income for the three months ended March 31, 2006.
9. Product Acquisitions and Intangible Assets
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
10. Accounting for Product Returns and Inventory Management Agreements – Impact on Revenue Recognition
     The Company’s return policy allows a customer to return product no sooner than six months prior to the product’s expiration date and no later than one year after the product’s expiration date. The Company periodically evaluates the volume of its products that are in customer inventories or elsewhere in the distribution channel to determine whether increased risk of product returns exists. If the Company’s product return risk exceeds acceptable levels, the Company may be required to not recognize the revenue and related costs associated with the excess inventory until such return risk is mitigated.
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
11. Advance Payments Received on License Agreement
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
12. Accrued Expenses
     The components of accrued expenses are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Managed care rebates and chargebacks	$77,585	$70,618
Employee commissions and bonuses	8,178	15,236
Royalties	38,461	29,670
Income taxes payable	366	20,212
Inventory and commodity purchases	8,127	9,481
All other	31,466	38,547

Total accrued expenses	$164,183	$183,764

13. Notes Payable to Shareholder
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
14. Compensation Cost for Stock Options Issued to Employees
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006. The Company has recorded an expense related to these grants in the condensed consolidated financial statements of $0.1 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.
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
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation for the first quarter of 2005 has been disclosed previously in the Company’s notes to its financial statements under provisions of SFAS 148. The previously-disclosed pro forma information (as restated in accordance with Note 2) is presented below.

Three Months
ended
March 31, 2005
(in thousands, except
per share data)
Net income:
As reported	$25,317
Compensation expense under APB 25, net of taxes	1,007
Stock-based employee compensation expense under fair value method, net of taxes	(6,094)

Pro forma	$20,230

Net income per share:
As reported:
Basic	$0.63
Diluted	0.56

Pro forma:
Basic	$0.50
Diluted	0.45

Number of shares used in calculation:
As reported:
Basic	40,255
Diluted	45,867
Pro forma:
Basic	40,255
Diluted	45,624
     In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will re-evaluate use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company previously estimated forfeitures in the expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS 123R. During the three months ended March 31, 2006, the Company recognized gross compensation cost under SFAS 123R of $10.8 million. The total income tax benefit recognized in the Company’s condensed consolidated statements of income for share-based compensation arrangements was $4.7 million for the three months ended March 31, 2006, and $0.4 million for the three months ended March 31, 2005.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company recorded as financing cash flows $1.4 million of excess tax benefits for the three months ended March 31, 2006.

Stock Option Plan
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). As of March 31, 2006, a maximum of 17,000,000 shares of Common Stock may be issued pursuant to stock options granted or to be granted under the Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. Options granted under the Plan vest over one to four years from the date of grant. The maximum term of any option is ten years from the date of grant. Options generally expire within 30 days of termination of employment. The Plan is administered by the Company’s Compensation and Stock Option Committee. The compensation expense recognized in connection with the Plan for the three months ended March 31, 2006 was $10.4 million. As of March 31, 2006, approximately 22,378 shares of Common Stock remain available for future grants under the Plan.
     A summary of the plan activity for stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in thousands)
Outstanding, December 31, 2005	10,094	$33.86
Granted	464	44.51
Exercised	(321)	22.04
Canceled	(194)	39.13

Outstanding, March 31, 2006	10,043	$34.69	7.5 years	$131,362

Vested and expected to vest, March 31, 2006	8,434	$34.48	7.4 years	$112,088

Exercisable, March 31, 2006	5,091	$28.24	7.5 years	$99,427

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
     Based on calculations using the Black-Scholes option valuation model, the weighted average fair value of options granted at market was $28.09 and $16.08 during the three months ended March 31, 2006 and 2005, respectively. The weighted average fair value of options granted in-the-money was $27.62 and $24.16 during the three months ended March 31, 2006 and 2005, respectively. The weighted average exercise price of options granted at market was $45.13 and $32.82 during the three months ended March 31, 2006 and 2005, respectively. The weighted average exercise price of options granted in-the-money was $42.02 and $31.73 during the three months ended March 31, 2006 and 2005, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $8.3 million and $1.6 million, respectively.
     At March 31, 2006, there was $83.9 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. This expense is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock
     In the first quarter of 2006, the Company decided to change the composition of employee grants to include more restricted stock awards and reduce stock options. The Company (subject to approval of the Kos Incentive Plan, as described in Note 17) granted 158,150 shares of restricted stock during the first quarter of 2006, valued at $7.1 million, or $44.86 per share (the fair market of the Common Stock on the effective date of the grant). The restricted stock grants vest 25% on each anniversary date of the grant. Therefore, as of March 31, 2006, none of the restricted award had vested. The value of the restricted stock is being amortized on a straight-line basis over their vesting period. Amortization of the fair value of the restricted stock was $0.3 million and has been included in the “Company’s” results of operations for the three months ended March 31, 2006. As of March 31, 2006, estimated future compensation expense associated with unvested restricted stock net of forfeitures, is $5.5 million. This expense is expected to be recognized over a weighted average period of 2.4 years.
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
15. Related Party Transaction
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
     After considering the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries", which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4.0 million investment in Arisaph. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

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
16. Commitments and Contingencies
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
     On April 22, 2005, the Company provided to the Federal Trade Commission and Department of Justice Anti-trust Division the notifications of the settlement with Barr Laboratories, Inc and certain of its affiliates (“Barr”) as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The settlement with Barr and the other arrangements with Barr and its affiliates may be reviewed by anti-trust enforcement agencies, such as the Federal Trade Commission and Department of Justice Anti-trust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Barr or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Barr. The Company may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.

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
  In measuring the Company’s results of operations, management’s primary focus has been on revenue growth of the Niaspan, Advicor, Azmacort, Cardizem LA, and the Teveten Products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $123.6 million for the three months ended March 31, 2006, from $123.1 million in 2005 . While there was growth resulting from increased prescription demand and increased prices, revenues during the 2006 quarter were impacted by the Company’s Inventory Management Agreements (“IMAs”) which resulted in an estimated $17.7 million inventory reduction ($13.3 million for Niaspan and $4.4 million for Advicor) — see discussion of IMAs in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Azmacort net sales for the three months ended March 31, 2006, totaled $15.8 million, compared to $29.6 million for the 2005 period. The decrease in Azmacort net sales included the impact of an estimated $7.1 million reduction in inventory associated with Company’s IMAs. As mentioned above, the Company began recording Cardizem LA, Teveten and Teveten HCT revenue in May 2005. Cardizem LA, Teveten and Teveten HCT net sales for the three months ended March 31, 2006, totaled $30.1 million. Net loss for the three months ended March 31, 2006, was $2.8 million compared to net income of $25.3 million for the same period in 2005.
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

General
  A predecessor corporation to the Company was formed in July 1988, under the name of Kos Pharmaceuticals, Inc. principally to conduct research and development on new formulations of existing prescription pharmaceutical products. In June 1993, Aeropharm Technology, Inc., now Aeropharm Technology, LLC (“Aeropharm”), a then majority-owned subsidiary of the Company, was formed to conduct research and development activities on aerosolized products, dispensed in metered-dosed inhalers, for the treatment of respiratory diseases. During June 1996, this predecessor corporation acquired the outstanding minority interest in Aeropharm; changed its name to Kos Holdings, Inc. (“Holdings”); established the Company as a wholly-owned subsidiary under the name of Kos Pharmaceuticals, Inc.; and, effective as of June 30, 1996, transferred all of its existing assets, liabilities, and intellectual property, other than certain net operating loss carryforwards (“NOLs”), to the Company. Accordingly, all references in this Form 10-Q/A filing to the Company’s business include the business and operations of Holdings until June 30, 1996.
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through March 31, 2006, the Company had retained earnings from operations of approximately $10.7 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, NOLs amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of March 31, 2006, the Company had approximately $84.6 million of NOLs.
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
  On May 5, 2006, Kos Life Sciences, Inc., a wholly-owned subsidiary of Kos, and Jagotec AG, (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement for the marketing and distribution in the United States (the “Territory”) of SkyePharma’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed dose combination in a HydroFluroAlkane metered dose inhaler. The Company is paying an upfront licensing payment of $25 million and will make additional payments to Jagotec upon the completion of specific milestones. Based upon the achievement of certain regulatory and sales milestones, Jagotec could receive up to an additional $140 million in payments.
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

Results of Operations
Critical Accounting Policies
   The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in the Company’s Form 10-K/A for the year ended December 31, 2005. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, issues related to price reporting to the government under various federal programs (including the Medicaid program), accounting for income taxes, management’s estimate of the useful lives and realizability of recorded intangible assets and accounting for share-based payments.
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
  Price reporting to the government under the Medicaid program bears directly on the calculation and payment of Medicaid rebates, which the Company may owe. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on Kos’ analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates and chargebacks represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes. During the fourth quarter of 2005, the Company discovered an error in its calculation of Best Price (“Best Price”), has informed the government of that error, and has retained the necessary external expertise to thoroughly evaluate the methodologies used to report prices to the various applicable government programs. This methodology review could lead to the identification of additional errors or other changes that might increase the Company’s rebate or other financial obligations under the government programs in which it or its products participate.
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
     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known . Changes to these estimates have not been material to the Company’s results of operations during the three months ended March 31, 2006 and 2005.
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
     During the first quarter of 2006, the Company completed the execution of IMAs with its three largest customers. These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by its top three customers. The IMAs, however, prohibit these distributors from exceeding a certain level of product inventory. Accordingly, during the quarter ended March 31, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $26.4 million decrease in product sales during the quarter ended March 31, 2006.
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
     Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any NOLs and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets. Deferred tax assets, net, as of March 31, 2006, totaled approximately $76.9 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes. As of March 31, 2006, the Company had approximately $84.6 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2006 and 2022.
     As of March 31, 2006, the Company had other liabilities of $8.2 million related to uncertain tax positions. The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
     The Company recorded a benefit from income taxes of $1.8 million for the three months ended March 31, 2006, as compared to a provision for income taxes of $13.6 million for the three months ended March 31, 2005. The $1.8 million benefit from income taxes for the three months ended March 31, 2006, included the write-off of $0.4 million related to state NOLs and a reserve of $0.3 million related to uncertain tax positions. The $13.6 million provision for income taxes for the three months ended March 31, 2005, included a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain cumulative Company research and development activities through 2004, a $1.5 million provision associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, and a $0.4 million reversal of the Company’s valuation allowance associated with net operating losses not previously utilizable which can now be realized by the Company.
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

Accounting for Share-based Payments
     Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, share-based payments granted in the first quarter ended March 31, 2006 and future periods will be measured at estimated fair value and included in cost of goods sold and operating expenses over the appropriate vesting period. The Company has historically used the Black-Scholes model for estimating fair value of stock options granted to employees. After a review of alternative methods, the Company has decided to continue to use this model, unless additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     During the three months ended March 31, 2006, the Company recognized gross compensation cost under SFAS 123R of $10.8 million. Similar amounts for the Company’s compensation cost related to its share-based payments are expected to be expensed throughout the second, third, and fourth quarters in 2006.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company recorded as financing cash flows $1.4 million of excess tax benefits for the three months ended March 31, 2006.
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. More specifically, as required by FIN 44, certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006. Accordingly, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to financial condition and results of operations include the impact of such restatement. The Company has recorded an expense related to these grants in the condensed consolidated financial statements of $0.1 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.

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

	2006
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$108.9	66	$20.8	65	$10.0	41	$12.2	43	$2.6	31
Chargebacks	44.4	27	4.4	14	5.6	23	3.1	11	0.1	2
Returns	165.7	100	31.9	100	24.7	100	28.3	100	8.5	100
Discounts	165.7	100	31.9	100	24.7	100	28.3	100	8.5	100
IMAs	142.5	86	27.5	86	21.2	86	24.4	86	7.3	86

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$86.8	65	$15.1	44	$10.6	26	N/A	N/A	N/A	N/A
Chargeback s	33.2	25	3.6	11	7.6	19	N/A	N/A	N/A	N/A
Returns	133.7	100	34.2	100	40.7	100	N/A	N/A	N/A	N/A
Discounts	133.7	100	34.2	100	40.7	100	N/A	N/A	N/A	N/A
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
     Cost of sales increased 111.2% to $23.0 million for the three months ended March 31, 2006, from $10.9 million for the same period in 2005, primarily as a result of the addition of the Cardizem LA and Teveten products to the Company’s product portfolio during May 2005, partially offset by a decrease in unit sales of Advicor and Azmacort. In 2006, cost of sales was approximately 13.6% of net sales, as compared to 7.1% for the same period in 2005. The increase was primarily a result of changes in the product mix, including the impact of the addition of Cardizem LA and the Teveten Products to the Company’s product offering.
     The Company’s research and development expenses increased 35.7% to $34.8 million for the three months ended March 31, 2006, from $25.6 million for the same period in 2005. The increased expenses related primarily to increases of $3.0 million in clinical studies for the Company’s products under development, of $3.0 million in medical education programs in support of the Company’s products, of $2.4 million of compensation cost resulting from the adoption of SFAS 123R, of $1.7 million in personnel and personnel-related costs, of $0.9 million in research grants, and of $1.3 million associated with formulation costs related to the Company’s products under development, partially offset by a $4.0 million write-off of the Company’s equity investment in Arisaph during the 2005 period.
     Selling, general and administrative expenses increased 54.4% to $122.1 million for the three months ended March 31, 2006, from $79.1 million for the same period in 2005. Within this category, selling expenses increased to $99.3 million for the 2006 period from $65.7 million for the comparable 2005 period. The growth in selling expenses was primarily related to increases of $12.6 million in royalty expenses, of $8.5 million in sales force operating costs in support of the Company’s products, of $8.0 million related to marketing efforts to promote the Company’s products, of $3.3 million of compensation cost due to the adoption of SFAS 123R, and of $1.4 in increased amortization expense related to the Biovail acquisition. General and administrative expenses increased to $22.8 million for the three months ended March 31, 2006, from $13.4 million for the three months ended March 31, 2005. This increase in general and administrative expenses was primarily related to increases of $4.5 million of compensation costs related to the adoption of SFAS 123R, $2.3 million in professional fees, $1.0 million in personnel and personnel related costs and of $1.6 million in other costs associated with the expanded activities of the Company.

     Other income increased 273.1% to $4.6 million for the three months ended March 31, 2006, from $1.2 million during the 2005 period. The increase in other income was primarily due to an increase in interest income resulting from higher balances of cash and cash equivalents outstanding during the 2006 period, as compared to the 2005 period. The increase in interest income was partially offset by a decrease of $0.3 million in interest expense under the Company’s credit facilities. The decrease in interest expense is mostly attributable to a decrease in outstanding borrowings.
     As previously described, the Company recorded a benefit from income taxes of $1.8 million for the three months ended March 31, 2006, as compared to a provision for income taxes of $13.6 million for the same period in 2005. The benefit from income taxes during the three months ended March 31, 2006, was primarily a result of the net loss reported during the current quarter and the absence, during the 2006 period, of a $1.5 million provision recorded during the 2005 period associated with the effect on deferred tax assets of a decrease in the Company’s effective rate resulting from certain corporate restructurings, partially offset by the absence, during the 2006 period, of a $2.1 million tax credit (estimated based on a study conducted by the Company during the first quarter of 2005) for certain Company research and development activities through 2004.
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
     The Company recorded a net loss of $2.8 million for the three months ended March 31, 2006, compared with $25.3 million of net income for the three months ended March 31, 2005.
Liquidity and Capital Resources
     At March 31, 2006, the Company had cash and cash equivalents and marketable securities of $437.8 million and working capital of $413.2 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and strategic investments in product marketing and licensing rights. The Company anticipates that its capital expenditures in 2006 will be substantially higher than 2005.
     Net cash provided by operating activities was $18.8 million in the 2006 period, compared to net cash provided by operating activities of $28.6 million in the 2005 period. The decrease in net cash provided by operating activities during the 2006 period was primarily a result of the net loss adjusted for non-cash items, partially offset by increases in working capital sources of cash . Working capital sources of cash during the 2006 period included a decrease in accounts receivable, prepaid expenses and other current assets and deferred tax assets as well as increases in accounts payable and other liabilities, partially offset by increases in inventories and a decrease in accrued expenses. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by decreases in deferred tax assets and increases in accounts payable and accrued expenses.
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

     In the 2006 period, net cash provided by financing activities was $10.2 million, compared to net cash provided by financing activities of $3.5 million in the 2005 period. The increase in net cash provided by financing activities in the 2006 period related to a $4.8 million increase in cash received from the exercise of stock options, of $1.4 million related to excess tax benefits associated with the adoption of SFAS 123R and $0.4 million in proceeds from the issuance of Common Stock to employees under Kos’ Employee Stock Purchase Plan.
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
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has, or has access to, an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, control operating expenses, and other events – including the progress of the Company’s research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the potential loss of such coverage and reimbursement with such agencies, such as the CMS; reduction of inventory levels in the Company’s distribution channels as a result of the IMAs; the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which may not be available to the Company at all or on acceptable terms, and each of which would require consent under the Additional Standby Facility. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to increase the amount of the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT; the success or continued success of the Company’s relationship with its co-promotion, commercialization, and strategic alliance partners such as Merck KGaA, Takeda, Oryx Pharmaceuticals, Inc. (“Oryx”), Arisaph, Barr, Duramed, Biovail, Jerini and Jagotec; the ability to respond to competitive pressures from competing therapies for the treatment of cardiovascular, metabolic, respiratory and other conditions that are the focus of the Company’s products; the ability to successfully develop and commercialize new products under development and within expected timeframes; including without limitation, newly formulated Niaspan products, the Azmacort HFA product, the Icatibant product and the Flutiform product; the ability to obtain regulatory approvals and launch the Company’s products within expected time frames or at all, including expected future sales of the Cardizem Combination Product and the Azmacort HFA product as early as 2008 and 2009, respectively, the ability to continue the Company’s strong financial performance and that of its products; the ability to increase its stock price; the ability to protect the strength of its patents; the ability to commercialize its products outside the United States; the ability to make continued investments in research and development with the anticipated amount of such investments; the ability to achieve the Company’s goals for future sales levels, operating margins, earnings and profit growth, and shareholder value; expectations regarding the impact of certain non-recurring and transitional items, including the signing of inventory management agreements; expectations that the inventory management agreements will provide a more precise and accurate estimate of product returns; the ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, Cardizem LA, Teveten and Teveten HCT; the anticipated increase in size of the Company’s sales force; the ability to meet the conditions necessary to obtain funding under its credit arrangement; the anticipated repurchase of shares of the Company’s Common Stock pursuant to the Company’s share repurchase program; the increase in the level of capital expenditures in future periods; and meet its expectations regarding future capital needs. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement . These risks and uncertainties include: the continued market acceptance of the Company’s products, the expected continued growth in sales of the Company’s products (assuming, for example, no generic entry of competing products), the ability of Kos to build or continue to build awareness for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT within the medical community, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, Merck KGaA, Oryx, Barr, Duramed, Biovail, Jerini and Jagotec, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals and increase the size of its sales force, the Company’s ability to successfully develop (both internally and through sponsored research arrangements with third parties) and commercialize new products under development and within expected timeframes, such as the modified formulation of Niaspan, Niaspan/simvastatin and others, the market acceptance of the Azmacort, Cardizem LA, Teveten, and Teveten HCT products, and the growth in sales of such products, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of the Azmacort, Cardizem LA, Teveten, and Teveten HCT, the ability of third party suppliers to the Company to continue to be able to perform their supply obligations, the Company’s ability to establish a footprint and generate sales in the respiratory, hypertension and angina markets, the Company’s ability to successfully negotiate additional important strategic business development and corporate opportunities, the progress of the Company’s research and development pipeline, fluctuating buying patterns by the Company’s wholesalers and distributors, the accuracy of the inventory data supplied by wholesalers and distributors pursuant to inventory management agreements, the adequacy of the Company’s reserves for income taxes, the Company’s ability to maintain coverage of its products by government agencies and the effects of the potential loss of such coverage with such agencies, such as the Centers for Medicare and Medicaid Services, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the Company’s ability to repurchase shares of its Common Stock pursuant to the share repurchase program on terms and conditions acceptable to the Company if at all or within the period of the lender’s consent, the protection afforded by the Company’s patents and those related to the acquired and licensed products, including a successful conclusion of the ongoing litigation between Biovail and Andrx, the effect of conditions in the pharmaceutical industry and the economy in general, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, United States Patent and Trademark Office, tax and competition issues, changes in the law or governmental policy concerning the antitrust treatment of patent licenses and patent infringement settlement agreements, the outcome of the OIG investigations, the impact of a possible generic version of the Cardizem LA product or other products sold by the Company, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware . Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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
     Previously, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), had evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in SEC Rule 13a-15(e) as of the end of the period covered by this report. Management had concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that due to the material weakness described below, the Company did not have effective disclosure controls and procedures relative to stock-based employee compensation as of the end of the periods covered by this quarterly report on Form 10-Q/A.
Description of Material Weakness
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified that at March 31, 2006, it had a material weakness relative to the effectiveness of its internal control over financial reporting. Specifically, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that grants issued on days other than the measurement date were properly accounted for and disclosed.
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

Changes to the Company’s Internal Control Over Financial Reporting
     Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos (the “Wisconsin Subpoena”). The Wisconsin Subpoena requests production of a variety of documents relating to Kos’

marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos (the “Louisiana Subpoena”). Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of AMP and Best Price. Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.
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

Item 1A – Risk Factors
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

Item 6 — Exhibits
     (a) Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

3.2 (2)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3 (3)	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2 (4)	Form of Common Stock certificate of the Company.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.

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

KOS PHARMACEUTICALS, INC.
Date: September 13, 2006	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer

Date: September 13, 2006	By:	/s/ Kevin P. Clarke
Kevin P. Clarke, Executive Vice
President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.