Form 10-Q
period 2006-06-30
KOS PHARMACEUTICALS INC
filed 2006-09-14
CIK 1018952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 1, 2006

Common Stock, par value $.01 per share	47,440,865

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Niaspan®, Advicor®, Teveten®, Teveten® HCT, and Azmacort® and Simcor® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.
Cardizem® LA is a registered trademark of Biovail Laboratories International SRL.
Flutiform TMis a trademark of Jagotec AG (U.S. trademark registration currently pending at the U.S. Patent and Trademark Office).

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(as restated,
		see Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$480,111	$412,736
Marketable securities	2,711	—
Trade accounts receivable, net	104,464	111,652
Inventories, net	25,372	20,748
Prepaid expenses and other current assets	16,895	20,555
Current deferred tax asset, net	37,897	36,775

Total current assets	667,450	602,466
Fixed Assets, net	38,036	28,745
Investment	20,788	12,782
Goodwill	2,300	2,300
Long Term Deferred Tax Asset, net	50,328	33,591
Intangible Assets, net	213,055	228,530
Other Assets	4,036	5,441

Total assets	$995,993	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,868	$25,112
Accrued expenses	183,736	183,764
Advance payment received on license agreement, net of amortized amount	1,625	1,625
Current portion of capital lease obligations	140	138

Total current liabilities	209,369	210,639

Long-Term Liabilities:
Advance payment received on license agreement, net of current portion	12,349	13,162
Note payable to shareholder	30,000	—
Other long-term liabilities	6,170	7,889
Capital lease obligations, net of current portion	—	71

Total long-term liabilities	48,519	21,122

Commitments and contingencies (Note 16)
Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,358,099 and 46,861,818 shares issued and outstanding as of June 30, 2006 (unaudited) and December 31, 2005, respectively	474	469
Additional paid-in capital	707,457	667,568
Retained earnings	24,565	13,435
Accumulated other comprehensive income	5,609	622

Total shareholders’ equity	738,105	682,094

Total liabilities and shareholders’ equity	$995,993	$913,855

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(as restated,		(as restated,
		see Note 2)		see Note 2)
Net sales	$222,363	$176,897	$391,796	$329,548
Licensing revenue	1,317	2,502	2,658	3,141

Total revenue	223,680	179,399	394,454	332,689

Cost of sales (excludes Azmacort developed and core technology amortization of $4.9 million and $9.8 million for the three and six months ended June 30, 2006, respectively, and $3.4 million and $6.9 million for the three and six months ended June 30, 2005, respectively (See Note 9)	25,788	19,119	48,834	30,031

	197,892	160,280	345,620	302,658

Operating Expenses:
Research and development	59,602	31,821	94,399	57,459
Selling, general and administrative	123,452	89,747	245,558	168,826

Total operating expenses	183,054	121,568	339,957	226,285

Income from operations	14,838	38,712	5,663	76,373

Other (Income) Expense:
Other expense	58	56	59	71
Interest income, net	(5,115)	(1,373)	(9,723)	(2,896)
Interest expense-related party	285	262	285	520
Interest expense, other	27	16	49	36

Total other income	(4,745)	(1,039)	(9,330)	(2,269)

Income before provision for income taxes	19,583	39,751	14,993	78,642

Provision for income taxes	5,698	11,845	3,863	25,418

Net income	$13,885	$27,906	$11,130	$53,224

Basic earnings per share of Common Stock	$0.29	$0.68	$0.24	$1.31
Diluted earnings per share of Common Stock	0.28	0.59	0.23	1.15

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	47,294	41,205	47,127	40,733
Diluted	49,358	47,837	49,118	46,868

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(as restated, see Note 2)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2005	46,862	$469	$667,568	$13,435	$622	$682,094

Common Stock issued to employees under Kos Savings Plan	29	—	1,348	—	—	1,348
Compensation cost on consultant stock options	—	—	1,487	—	—	1,487
Compensation cost of share-based payments	—	—	22,682	—	—	22,682
Tax benefit of stock option exercises	—	—	3,375	—	—	3,375
Issuance of Common Stock to employees under stock purchase plan	45	—	1,989	—	—	1,989
Exercise of stock options	422	5	9,008	—	—	9,013
Comprehensive income:
Unrealized gain on investment, net of taxes of $3,000	—	—	—	—	5,005	5,005
Unrealized loss on marketable securities	—	—	—	—	(18)	(18)
Net income	—	—	—	11,130	—	11,130

Total comprehensive income	—	—	—	—	—	16,117

Balance at June 30, 2006 (unaudited)	47,358	$474	$707,457	$24,565	$5,609	$738,105

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(as restated,
		see Note 2)
Cash Flows from Operating Activities:
Net income	$11,130	$53,224
Adjustments to reconcile net income to net cash provided by operating activities–
Provision for doubtful accounts	80	54
Depreciation	4,011	2,741
Amortization of intangible assets	15,475	9,121
Provision for inventory obsolescence	1,052	217
Loss on disposal of fixed assets	57	30
Common Stock issued to employees under Kos Savings Plan	1,348	1,038
Compensation cost on consultant stock options	1,487	1,826
Compensation cost of share-based payments	22,682	3,033
Write-off of investment in Arisaph Pharmaceuticals, Inc.	—	4,000
Write-off of generic Niaspan inventory	—	1,327
Deferred income tax benefit	(21,179)	(4,631)
Recognition of deferred revenue under license agreement	(688)	(2,660)
Reimbursement recognized under license agreement	(125)	(125)
Tax benefit of share-based payments	1,641	23,997
Write-off of acquired in-process research and development	—	2,800
Changes in operating assets and liabilities:
Trade accounts receivable	7,107	(49,200)
Inventories	(5,676)	(3,302)
Prepaid expenses and other current assets	3,660	(10,185)
Deferred tax assets	320	—
Other assets	—	2
Accounts payable	(1,244)	13,415
Accrued expenses	(28)	31,680
Other liabilities	(1,719)	1,688

Net cash provided by operating activities	39,391	80,090

Cash Flows from Investing Activities:
Product and Intangible acquisition	—	(109,998)
Investment in Arisaph Pharmaceuticals, Inc.	—	(4,000)
Purchase of marketable securities	(3,592)	(5,415)
Sales of marketable securities	863	2,041
Capital expenditures and deposits on fixed assets to be acquired	(11,954)	(4,948)

Net cash used in investing activities	(14,683)	(122,320)

Cash Flows from Financing Activities:
Excess tax benefit from share-based payments	1,734	—
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,989	1,544
Borrowings under Note Payable to Shareholder	30,000	—
Net proceeds from exercise of stock options	9,013	26,032
Payments under capital lease obligations	(69)	(65)

Net cash provided by financing activities	42,667	27,511

Net increase (decrease) in cash and cash equivalents	67,375	(14,719)
Cash and Cash Equivalents, beginning of period	412,736	258,703

Cash and Cash Equivalents, end of period	$480,111	$243,984

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the six-month period ended June 30, 2006, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2006. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2005.
2. Restatement
     Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the SEC relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”) relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. More specifically, as required by FIN 44, certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006.
     The restatement of the Company’s consolidated financial statements resulted in additional expense related to stock options as follows (in thousands):

	Three	Three		Six
	Months	Months	Six Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Compensation expense	$932	$1,470	$1,072	$2,938

Compensation expense, net of tax	$577	$1,007	$667	$2,014
     The following condensed consolidated balance sheets, statements of operations, statements of changes in shareholders’ equity and statements of cash flows reconcile the previously reported and restated financial information.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$412,736	$—	$412,736
Marketable securities	—	—	—
Trade accounts receivable, net	111,652	—	111,652
Inventories, net	20,748	—	20,748
Prepaid expenses and other current assets	20,555	—	20,555
Current deferred tax asset, net	36,775	—	36,775

Total current assets	602,466	—	602,466
Fixed Assets, net	28,745	—	28,745
Investment	12,782	—	12,782
Goodwill	2,300	—	2,300
Long Term Deferred Tax Asset, net	29,490	4,101	33,591
Intangible Assets, net	228,530	—	228,530
Other Assets	5,441	—	5,441

Total assets	$909,754	$4,101	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,112	$—	$25,112
Accrued expenses	183,398	366	183,764
Advance payment received on license agreement, net of amortized amount	1,625	—	1,625
Current portion of capital lease obligations	138	—	138

Total current liabilities	210,273	366	210,639

Long Term Liabilities:
Advance payment received on license agreement, net of current portion	13,162	—	13,162
Other long term liabilities	7,889	—	7,889
Capital lease obligations, net of current portion	71	—	71

Total long term liabilities	21,122	—	21,122

Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—		—
Common Stock, $.01 par value, 100,000,000 shares authorized, 46,861,818 shares issued and outstanding	469	—	469
Additional paid-in capital	650,793	16,775	667,568
Retained earnings	26,475	(13,040)	13,435
Accumulated other comprehensive income	622	—	622

Total shareholders’ equity	678,359	3,735	682,094

Total liabilities and shareholders’ equity	$909,754	$4,101	$913,855

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$176,897	$—	$176,897
Licensing revenue	2,502	—	2,502

Total revenue	179,399	—	179,399

Cost of sales (excludes Azmacort developed and core technology amortization of $3.4 million for the three months ended June 30, 2005)	19,057	62	19,119

	160,342	(62)	160,280

Operating expenses:
Research and development	31,479	342	31,821
Selling, general and administrative	88,681	1,066	89,747

Total operating expenses	120,160	1,408	121,568

Income (loss) from operations	40,182	(1,470)	38,712

Other expense (income):
Interest income, net	(1,373)	—	(1,373)
Interest expense-related party	262	—	262
Interest expense, other	16	—	16
Other expense, net	56	—	56

Total other income	(1,039)	—	(1,039)

Income (loss) before provision for / (benefit from) income taxes	41,221	(1,470)	39,751

Provision for/(benefit from) income taxes	12,308	(463)	11,845

Net income (loss)	$28,913	$(1,007)	$27,906

Basic earnings per share of Common Stock	$0.70	$(0.02)	$0.68

Diluted earnings per share of Common Stock	$0.61	$(0.02)	$0.59

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	41,205		41,205
Diluted	47,911		47,837

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Six Months Ended June 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$329,548	$—	$329,548
Licensing revenue	3,141	—	3,141

Total revenue	332,689	—	332,689

Cost of sales (excludes Azmacort developed and core technology amortization of $6.9 million for the six months ended June 30, 2005)	29,907	124	30,031

	302,782	(124)	302,658

Operating expenses:
Research and development	56,775	684	57,459
Selling, general and administrative	166,696	2,130	168,826

Total operating expenses	223,471	2,814	226,285

Income (loss) from operations	79,311	(2,938)	76,373

Other expense (income):
Interest income, net	(2,896)	—	(2,896)
Interest expense-related party	520	—	520
Interest expense, other	36	—	36
Other expense, net	71	—	71

Total other income	(2,269)	—	(2,269)

Income (loss) before provision for / (benefit from) income taxes	81,580	(2,938)	78,642

Provision for/(benefit from) income taxes	26,342	(924)	25,418

Net income (loss)	$55,238	$(2,014)	$53,224

Basic earnings per share of Common Stock	$1.36	$(0.05)	$1.31

Diluted earnings per share of Common Stock	$1.19	$(0.04)	$1.15

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	40,733		40,733
Diluted	46,964		46,868

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2005 as previously reported	46,862	$469	$650,793	$26,475	$622	$678,359

Restatement adjustments	—	—	16,775	(13,040)	—	3,735

Restated Balance at December 31, 2005	46,862	$469	$667,568	$13,435	$622	$682,094

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net income	$55,238	$(2,014)	$53,224
Adjustments to reconcile net income to net cash provided by operating activities- Provision for doubtful accounts	54	—	54
Depreciation	2,741	—	2,741
Amortization of intangible assets	9,121	—	9,121
Provision for inventory obsolescence	217	—	217
Loss on disposal of fixed assets	30	—	30
Common Stock issued to employees under Kos Savings Plan	1,038	—	1,038
Compensation cost on consultant stock options	1,826	—	1,826
Compensation cost of share-based payments	95	2,938	3,033
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000	—	4,000
Write-off of generic Niaspan inventory	1,327	—	1,327
Deferred income tax benefit	(4,149)	(482)	(4,631)
Recognition of deferred revenue under license agreement	(2,660)	—	(2,660)
Reimbursement recognized under license agreement	(125)	—	(125)
Tax benefit from share-based payments	24,622	(625)	23,997
Write-off of acquired in-process research and development	2,800	—	2,800
Changes in operating assets and liabilities:
Trade accounts receivable	(49,200)	—	(49,200)
Inventories	(3,302)	—	(3,302)
Prepaid expenses and other current assets	(10,185)	—	(10,185)
Other assets	2	—	2
Accounts payable	13,415	—	13,415
Accrued expenses	31,497	183	31,680
Other liabilities	1,688	—	1,688

Net cash provided by operating activities	80,090	—	80,090

Cash Flows from Investing Activities:
Purchase of intangible acquisition	(109,998)	—	(109,998)
Investment in Arisaph Pharmaceuticals, Inc.	(4,000)	—	(4,000)
Purchase of marketable securities	(3,374)	—	(3,374)
Capital expenditures and deposits on fixed assets to be acquired	(4,948)	—	(4,948)

Net cash used in investing activities	(122,320)	—	(122,320)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	1,544	—	1,544
Net proceeds from exercise of stock options	26,032	—	26,032
Payments under capital lease obligations	(65)	—	(65)

Net cash provided by financing activities	27,511	—	27,511

Net increase in cash and cash equivalents	(14,719)	—	(14,719)
Cash and Cash Equivalents, beginning of period	258,703	—	258,703

Cash and Cash Equivalents, end of period	$243,984	$—	$243,984

3. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounted for stock option awards and shares granted under the Company’s share-based payment plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and, prospectively, for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In accordance with the modified prospective method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in the Company recording $11.8 million and $22.7 million of share-based employee compensation for the three and six months ended June 30, 2006, respectively. See Note 14 for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.
     Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123R, the Company revised the statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as cash flows from financing activities. Such benefits are presented as a component of cash flows from operating activities for periods prior to the six months ended June 30, 2006.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows, for the three and six months ended June 30, 2006.

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions within the scope of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in fiscal year 2007. The Company is currently in the process of evaluating the effects of this new accounting standard, therefore its effects on the Company’s financial statements are not currently known or reasonably estimable.
4. Reporting of Comprehensive Income or Loss
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and displaying of comprehensive income or loss and the related components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three and six months ended June 30, 2006, was $17.7 million and $16.1 million, respectively, and included $3.8 million and $5.0 million of unrealized gains, net of tax, for the three and six months ended June 30, 2006, respectively, on an investment in Jerini AG and certain other items. Comprehensive income for the three and six months ended June 30, 2005, was $27.9 million and $53.2 million, respectively.
5. Income Taxes
     The Company follows SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted tax rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards (“NOLs”) to the extent that realization of said benefits is more likely than not.
     The Company’s effective tax rate was 29.1% and 25.8% for the three and six months ended June 30, 2006, respectively, as compared to an effective tax rate of 29.8% and 32.3% for the three and six months ended June 30, 2005. The Company’s tax rate is impacted by the change in the mix of income attributed to the Company’s affiliated subsidiaries and the resulting filings in state jurisdictions, as well as changes in tax reserve components related to the Company’s tax positions.
     As of June 30, 2006, the Company had approximately $26.1 million of state NOLs available to offset future taxable income. These NOLs will expire between 2007 and 2025. Net deferred tax assets, as of June 30, 2006 and December 31, 2005, totaled approximately $88.2 million and $70.4 million, respectively. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.
6. Earnings or Loss Per Share
     Basic earnings or loss per share is determined by dividing the Company’s net income by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share also includes dilutive Common Stock equivalents outstanding after applying the “treasury stock” method to stock options and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
	2006	(as restated, see Note 2)	2006	(as restated, see Note 2)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net income	$13,885	$27,906	$11,130	$53,224
Interest expense from convertible debt	171	262	171	520

Diluted net income	$14,056	$28,168	$11,301	$53,744

Denominator:
Basic weighted average number of shares outstanding	47,294	41,205	47,127	40,733
Effect of dilutive securities:
Stock options	1,652	3,111	1,727	2,473
Non-detachable warrants (See Note 13)	355	3,462	178	3,630
Restricted stock	20	—	45	—
Other Common Stock warrants	37	59	41	32

Diluted weighted average number of shares outstanding	49,358	47,837	49,118	46,868

Basic earnings per share of Common Stock	$0.29	$0.68	$0.24	$1.31
Diluted earnings per share of Common Stock	0.28	0.59	0.23	1.15
     The calculation of weighted average shares outstanding for the three and six months ended June 30, 2006 excludes 3.9 million shares and 3.6 million shares, respectively, of outstanding stock options because their impact is antidilutive. For the three months and six months ended June 30, 2005, 0.1 million shares and 1.7 million shares, respectively, of outstanding stock options were also excluded from the calculation of weighted average shares outstanding because their impact is antidilutive.
7. Inventories, net
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$3,372	$3,294
Work in process	7,098	4,074
Finished goods	14,902	13,380

Total inventories, net	$25,372	$20,748

     The Company had reserves for inventory obsolescence of $1.4 million and $0.6 million as of June 30, 2006 and December 31, 2005, respectively.
8. Investment
     On November 6, 2005, Kos Life Sciences, Inc. (“KLS”), a wholly owned subsidiary of the Company, entered into an exclusive Collaboration and License Agreement (the “Jerini Agreement”) with Jerini US,

Inc. (“Jerini”), a subsidiary of Jerini AG, for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million (the “Jerini Investment”). See Note 9 for further details regarding the Jerini Agreement.
     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that, among other things, marketable equity and debt securities classified as available-for-sale be carried at fair value, with unrealized gains and losses reported directly in other comprehensive income or loss. The cost related to investments available-for-sale is determined utilizing the specific identification method. The Jerini Investment is classified as an available-for-sale security and was recorded at its fair value of $20.8 million and $12.8 million under Investment in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively. For the three and six months ended June 30, 2006, the Company recorded as comprehensive income $3.8 million and $5.0 million, respectively, of unrealized gain related to the Jerini Investment, net of $2.3 million and $3.0 million in taxes, respectively.
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
     Although the product had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved were manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. If the technological and regulatory challenges are overcome, approval of the Azmacort HFA formulation by the FDA could occur as early as late 2009.

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
     The allocation of the purchase price relative to the Biovail Agreements and the weighted average lives of its components are as follows:

		Weighted
		Average
	Estimated Value	Life
Component	(in thousands)	(in years)
Developed and Core Technology	$44,400	12
Trademark	4,200	N/A
Sales and Marketing Rights	49,000	6
Goodwill	2,300	N/A
In-process Research and Development	2,800	N/A
Inventory	3,297	N/A

Total	$105,997

     The $2.8 million value assigned to the Cardizem Combination Product in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying consolidated statement of income for the quarter ended June 30, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording a $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
     The amount assigned to in-process research and development was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

     The Cardizem Combination Product represents a project for the development of a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure. It is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
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
     On November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate is responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma. Under the Jerini Agreement, KLS or its affiliate is also responsible for the regulatory affairs relating to such products, is required to make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate has the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma. The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.

     On May 5, 2006, KLS and Jagotec AG (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement which granted KLS the marketing and distribution rights in the United States of Jagotec’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed-dose combination in a HydroFluroAlkane metered dose inhaler. In connection with the Flutiform Agreement, KLS made an upfront licensing payment of $25.0 million, which is included in the accompanying condensed consolidated statements of income as “Research and development” expense for the three and six months ended June 30, 2006, due to the developmental stage of this product. Under the terms of the Flutiform Agreement, there may be additional payments to Jagotec upon the completion of specific milestones, which, if achieved, could result in Jagotec receiving up to an additional $14.0 million.
     As provided by the Flutiform Agreement, Jagotec will retain the commercial rights to Flutiform outside the United States and will continue to be responsible for Flutiform’s Phase III clinical trials and regulatory approval in the United States. Jagotec will also be responsible for the supply of the product. The Company will be responsible for the distribution, marketing and sales of the product in the United States, and will make royalty payments in the mid-teens to Jagotec on sales of such product. In addition, the Company will be responsible for any planned clinical development of chronic obstructive pulmonary disease and pediatric asthma indications and any Phase IIIb and Phase IV studies. The Company also has the right of first negotiation to obtain an exclusive license from Jagotec in Canada for purposes of commercializing Flutiform in Canada. The term of the Flutiform Agreement shall continue, subject to other terms, conditions and provisions regarding early termination, until the expiration of the last valid patent covering Flutiform in the United States, provided that KLS shall have the right to extend the term of the Flutiform Agreement under certain circumstances.
     Intangible assets consist of the following:

	June 30, 2006 (unaudited)			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(38,946)	$159,883	$198,829	$(27,622)	$171,207
Supply Contract	4,050	(1,823)	2,227	4,050	(1,418)	2,632
Other Intangibles	241	(113)	128	241	(88)	153
Trademarks*	6,541	—	6,541	6,541	—	6,541
Sales and Marketing
Rights	49,000	(8,099)	40,901	49,000	(4,628)	44,372
Manufacturing
Rights	4,000	(625)	3,375	4,000	(375)	3,625

Total	$262,661	$(49,606)	$213,055	$262,661	$(34,131)	$228,530

*	Indefinite-lived intangible assets
     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from five to 22 years. The Company recorded amortization expense related to its intangible assets of $7.7 million and $15.5 million for the three and six months ended June 30, 2006, respectively, and $5.5 million and $9.1 million for the three and six months ended June 30, 2005, respectively. Amortization expense of intangible assets is currently estimated to be $31.0 million for each of the years from 2006 through 2008, $30.3 million for 2009 and $30.1 million for 2010.

     Except for amortization related to the Azmacort developed and core technology intangible asset, the Company records amortization expense related to its intangible assets as cost of sales. The Company does not allocate to cost of sales the amortization charges related to the Azmacort developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to Kos’ ability to conduct further research and development, for which the Company is primarily responsible, and market and sell the Azmacort product. Amortization charges related to the Azmacort developed and core technology intangible asset were $4.9 million and $9.8 million for the three and six months ended June 30, 2006, respectively, and $3.4 million and $6.9 million for the three and six months ended June 30, 2005, respectively. Such amortization charges for the Azmacort developed and core technology are included under “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of income.
10.	Accounting for Product Returns and Inventory Management Agreements — Impact on Revenue Recognition
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
     During the first quarter of 2006, the Company completed the execution of inventory management agreements (“IMAs”) with its three largest customers (and a few smaller customers). These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by its top three customers. The IMAs provide that distributors maintain a certain level of product inventory based on projected future demand. Accordingly, during the six months ended June 30, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $4.0 million and $30.4 million decrease in product sales for the three and six months ended June 30, 2006, respectively.

11. Advance Payments Received on License Agreement
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck KGaA will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck KGaA, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through June 30, 2006, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments (of which $3.8 million was refundable as of June 30, 2006, to Merck KGaA if Kos fails to achieve certain regulatory milestones). Merck KGaA is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacture of the products, and for certain critical marketing-related functions. Kos’ manufacturing commitment to Merck KGaA is a pervasive element of the Merck Agreement as Merck KGaA is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality of the products and for maintaining a worldwide database of adverse events of the products that it manufactures for Merck KGaA. The critical marketing-related services provided by Kos include: active participation in the planning of commercialization efforts by Merck KGaA, the sharing, review and dissemination of information pertaining to safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck KGaA. See Note 17 for a discussion regarding a recent amendment to the Merck Agreement to remove Advicor therefrom in all respects.
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
     Under the proportional-performance method, the Company recorded $0.3 million and $0.7 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the three and six months ended June 30, 2006, respectively. For the same periods in 2005, the Company recorded $2.2 million and $2.7 million, respectively, of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement under the proportional-performance method. The Company also recorded $0.1 million for each of the three and six-month periods ended June 30, 2006 and 2005, as an offset to research and development expenses pursuant to the Merck Agreement.

     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck KGaA. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of June 30, 2006 and December 31, 2005, are $14.0 million and $14.8 million, respectively, related to upfront, reimbursement and milestone payments received from Merck KGaA that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.
12.	Accrued Expenses
     The components of accrued expenses are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Managed care rebates and chargebacks	$76,792	$70,618
Royalties	42,227	29,670
Income taxes payable	11,617	20,212
All other	53,100	63,264

Total accrued expenses	$183,736	$183,764

13.	Notes Payable to Shareholder
     On December 21, 1999, Mr. Jaharis extended a $50-million loan to the Company (the “Standby Facility”) which matured on June 30, 2005. In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility. Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. In June 2005, Mrs. Jaharis exercised the remaining 3,800,000 warrants to purchase shares of the Company’s Common Stock under the Standby Facility, thereby relieving the Company of $19.0 million of debt outstanding. As of June 30, 2005, the Standby Facility was terminated.
     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 1,000,000 shares of the Company’s Common Stock (the “Warrant”), as more fully described below. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis (the “Lender”). Borrowings under the Additional Standby Facility are subject to standard and customary loan covenants. In addition, all borrowings under the Additional Standby Facility are subject to the conditions that the death of Mr. Jaharis shall not have occurred, that Mr. Jaharis, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.

     On May 8, 2006, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 7.0 million shares of the Company’s Common Stock (the “Shares”) through open market purchases (including through Rule 10b5-1 plans) and privately negotiated transactions, at times and in such amounts as management deems appropriate. On May 12, 2006, the Company borrowed $30.0 million under the Additional Standby Facility in connection with the Board of Director’s approval of the share repurchase program, the proceeds of which were intended to be used to repurchase Shares. Under the Additional Standby Facility, the repurchase of Common Stock by the Company or the issuance of additional debt or equity securities by the Company requires the consent of the Lender. The Lender has consented to the repurchase of Common Stock under the share repurchase program and also consented (which consent expired on July 31, 2006) to the Company entering into additional third party financing, the proceeds of which would have been used in connection with the share repurchase program. Through June 30, 2006, the Company had not entered into such financing arrangements with third parties and has not repurchased any Shares under the repurchase program. The Company and the Lender also amended the terms of the Additional Standby Facility to change the rate of interest on loans thereunder from the prime rate (8.25% at June 30, 2006) to a rate equal to 30 day LIBOR plus 160 basis points (6.95% at June 30, 2006). In addition, the Additional Standby Facility provided that the exercise price for the Warrant be determined based upon the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the first advance under the Additional Standby Facility. The parties amended the terms of the Additional Standby Facility to provide that the exercise price of the Warrant be the higher of (a) the closing bid price of the Company’s Common Stock as reported on NASDAQ on May 12, 2006 and (b) the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding May 12, 2006 (the “Exercise Price”). In connection with the May 12, 2006 borrowing by the Company under the Additional Standby Facility, the Exercise Price of the Warrant was set at $47.46 per share. Accordingly, as of June 30, 2006, borrowings under the Additional Standby Facility are convertible into 632,111 shares of the Company’s Common Stock.
     The Company recorded $0.3 million of interest expense for the three and six months ended June 30, 2006 and $0.3 million and $0.5 million for the three and six months ended June 30, 2005, respectively, related to its credit facilities with Mr. Jaharis and his transferees.
14.	Compensation Cost for Stock Options Issued to Employees
     In December 2004, the FASB issued SFAS 123R, which requires measurement of all stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The SFAS 123R compensation cost is dependant upon various variable inputs such as the market value of the Company’s shares of Common Stock, the volatility of the Company’s shares of Common Stock, the expected life of stock option grants, the number of options granted, and forfeiture rates for stock options under the Kos Incentive Plan (the “Incentive Plan”).
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and, prospectively, for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and six months of 2005 has been disclosed previously in the Company’s notes to its financial statements under provisions of SFAS 148. The previously-disclosed pro forma information is presented below (as restated — see Note 2).

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(as restated, see Note 2)
	(in thousands, except
	per share data)
Net income:
As reported	$27,906	$53,224
Compensation expense under APB 25, net of taxes	1,675	2,682
Stock-based employee compensation expense under fair value method, net of taxes	(7,623)	(13,172)

Pro forma	$21,958	$42,734

Net income per share:
As reported:
Basic	$0.68	$1.31
Diluted	0.59	1.15
Pro forma:
Basic	$0.53	$1.05
Diluted	0.47	0.93

Number of shares used in calculation:
As reported:
Basic	41,205	40,733
Diluted	47,837	46,868
Pro forma:
Basic	41,205	40,733
Diluted	47,190	46,405
     In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will re-evaluate use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company previously estimated forfeitures in the expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS 123R. During the three and six months ended June 30, 2006, the Company recognized gross compensation cost under SFAS 123R of $11.8 million and $22.7 million, respectively. The total income tax benefit recognized in the Company’s condensed consolidated statements of income for share-based compensation arrangements was $5.0 million and $9.7 million for the three and six months ended June 30, 2006, respectively, and $1.0 million and $1.5 million for the three and six months ended June 30, 2005, respectively.

     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company recorded as financing cash flows $1.7 million of excess tax benefits for the six months ended June 30, 2006.
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, but prior to the closing of its books and records for such period, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. The Company has since determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic value of such grants. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006. The Company has recorded an expense related to these grants in the condensed consolidated financial statements for the three and six months ended June 30, 2006 of $0.9 million and $1.1 million, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2005, respectively.
Kos Incentive Plan
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). On April 27, 2006, the Company’s shareholders approved resolutions to amend and restate the Plan (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted shares under the Plan; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan. Such Plan, as amended, is now referred to as the Kos Incentive Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive awards under the Kos Incentive Plan. Awards granted under the Kos Incentive Plan generally vest over one to four years from the date of grant. The maximum term of any option under the Kos Incentive Plan is ten years. Options generally expire within 30 days of termination of employment, with certain exceptions and where individuals continue to maintain a consulting or other relationship with the Company. The Kos Incentive Plan is administered by the Company’s Compensation and Stock Option Committee. The compensation expense recognized in connection with the Kos Incentive Plan for the three and six months ended June 30, 2006 was $11.8 million and $22.7 million, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, approximately 4,495,217 shares of Common Stock remain available for future grants under the Kos Incentive Plan.

     A summary of the Kos Incentive Plan activity for stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in thousands)
Outstanding, December 31, 2005	10,094	$33.86
Granted	715	45.35
Exercised	(422)	21.89
Canceled	(269)	43.15

Outstanding, June 30, 2006	10,118	$35.03	7.3 years	$26,206

Vested and expected to vest, June 30, 2006	8,534	$34.82	7.1 years	$23,895

Exercisable, June 30, 2006	5,233	$29.03	7.3 years	$44,951

     The fair value of each of the Company’s Common Stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting life of the stock option. Expected volatility is based on an average of historical and implied volatility of the Company’s Common Stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. Historical data is used by the Company to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and is derived from historical exercise experience under the Kos Incentive Plan.
     The significant assumptions relating to the valuation of the Company’s Common Stock options for the three months ended June 30, 2006 and 2005, were as follows:

	June 30,
	2006	2005
Expected life	6 years	5 years
Risk free interest rate	4.59%	3.81%
Expected volatility	50.3%	52.7%
Expected dividend yield	—	—
     Based on calculations using the Black-Scholes option valuation model, the weighted average fair value of options granted at market was $27.76 and $16.86 during the six months ended June 30, 2006 and 2005, respectively. The weighted average fair value of options granted in-the-money was $27.62 and $32.72 during the six months ended June 30, 2006 and 2005, respectively. The weighted average exercise price of options granted at market was $45.84 and $34.41 during the six months ended June 30, 2006 and 2005, respectively. The weighted average exercise price of options granted in-the-money was $42.02 and $44.70 during the six months ended June 30, 2006 and 2005, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006, was $2.6 million and $10.8 million, respectively, compared to $1.6 million and $61.7 million for the three and six months ended June 30, 2005, respectively.

     At June 30, 2006, there was $75.1 million of unrecognized compensation expense related to unvested share-based Common Stock option awards granted under the Kos Incentive Plan. This expense is expected to be recognized over a weighted average period of 1.7 years.
     During the first quarter of 2006, the Company modified its equity-based component of employee and director compensation to include restricted Common Stock awards and reduce Common Stock options. The Company granted 213,296 and 371,446 shares of restricted Common Stock during the three and six months ended June 30, 2006, respectively. The weighted average grant date fair value of restricted Common Stock granted during the three and six months ended June 30, 2006, was $46.08 and $45.56 per share, respectively. The restricted Common Stock grants vest 25% on each anniversary date of the grant. Therefore, as of June 30, 2006, none of these restricted stock awards had vested. The value of the restricted Common Stock is being amortized on a straight-line basis over their vesting period. Amortization of the fair value of the restricted Common Stock for the three and six months ended June 30, 2006, was $0.7 million and $1.0 million, respectively, and has been included in the Company’s results of operations for such periods. As of June 30, 2006, estimated future compensation expense associated with unvested restricted Common Stock, net of forfeitures, is $12.6 million. This expense is expected to be recognized over a weighted average period of 2.2 years.
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (“ESPP”) allows for a maximum of 1.0 million shares of Common Stock to be purchased by participating employees. As of June 30, 2006, 167,342 shares of Common Stock remained available for purchase under the ESPP. The plan operates in six-month offering periods, commencing on January 1st and July 1st of each year. The purchase price of the Common Stock is 15% less than the closing price of the stock on either the first or last day of the offering period, whichever is lower. The Company issued a total of 59,719 shares of Common Stock in connection with the ESPP during the six months ended June 30, 2006. The compensation expense included in the Company’s results of operations in connection with the ESPP for the three and six months ended June 30, 2006, was $0.3 million and $0.6 million, respectively.

15. Related Party Transactions
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”), which is controlled by a limited partnership (the “Arisaph Limited Partnership”) formed by the wife of Michael Jaharis, the Company’s founder and Chairman Emeritus of the Company’s Board of Directors. At the time the agreements were executed, Mr. Jaharis directly controlled Arisaph. Under the Sponsored Research Agreement, Arisaph has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase high-density lipoprotein cholesterol HDL (the “Field”). The Sponsored Research Agreement, as amended on October 1, 2005, expires on December 31, 2006, and provides for total payments by the Company during the extended term of $3.8 million. Arisaph commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Arisaph in 2003, $0.9 million in 2004, $0.8 million in 2005 and $1.1 million during the six months ended June 30, 2006, in connection with the Sponsored Research Agreement. Under the License Agreement, Arisaph granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property (e.g., methods, processes, trade secrets and technical data) in the Field developed during the term of the Sponsored Research Agreement that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Arisaph may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Arisaph will pay to the Company royalties on income earned by Arisaph from the commercialization of any such non-exclusive intellectual property within the Field. Arisaph conducts the sponsored research on behalf of the Company pursuant to its sponsored research and license agreements with Tufts University.
     On February 1, 2005, the Company paid $4.0 million of a proposed aggregate $8.0 million investment in Arisaph through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). Subject to the satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities by August 1, 2006, the Company will purchase an additional $4.0 million of Series F Preferred Stock. See Note 17 for further information regarding the additional $4.0 million purchase of Arisaph Series F Preferred Stock by the Company. The investment is part of a $16.0 million round of financing for Arisaph, with the remaining $8.0 million being provided by the Arisaph Limited Partnership under similar terms and conditions as the Company’s investment. After consummation of the second $4.0 million and taking into account the recent increase in the size of the Arisaph stock option plan, the Company would own approximately 24% and the Arisaph Limited Partnership would own or have the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has also appointed Dr. Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors.

     After considering the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos as of June 30, 2006. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries”, which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4.0 million investment in Arisaph. Such write-off is included as a component of “Research and development” expenses in the accompanying condensed consolidated statement of income for the six months ended June 30, 2005.
     In connection with the closing of Kos’ equity investment in Arisaph on February 1, 2005, Christopher P. Kiritsy accepted the position of President and Chief Executive Officer of Arisaph and resigned, effective May 20, 2005, from his position with the Company as Executive Vice President, Corporate Development and Chief Financial Officer. Mr. Juan F. Rodriguez, the Company’s current Senior Vice President, Controller and Corporate Administration, was named Interim Chief Financial Officer upon Mr. Kiritsy’s departure, until November 1, 2005, when Mr. Kevin P. Clarke was named Executive Vice President, Chief Financial Officer. Effective with Mr. Kiritsy’s employment termination, the Company and Mr. Kiritsy entered into a two-year consulting arrangement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kiritsy receives an annual $5,000 consulting fee; the continued vesting, over the term of the Consulting Agreement, of stock options received while Mr. Kiritsy was employed by Kos; and the reinstatement of such stock options’ expiration period (as the stock options granted to Mr. Kiritsy would have expired within 30 days of the termination of employment). As such, Mr. Kiritsy’s current vested stock options, and those that will vest through the term of the Consulting Agreement, will retain their original expiration dates. The Company recorded stock option compensation cost associated with the Consulting Agreement of $0.6 million and $1.5 million for the three and six months ended June 30, 2006, respectively, which is included in the accompanying condensed consolidated statements of income as “Selling, general and administrative”. The Company will continue to recognize compensation cost related to these stock option awards throughout the term of the Consulting Agreement as further vesting of these stock options occurs.
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
     Mr. Jaharis has previously elected not to receive fees or stock options in connection with his prior service as Chairman of the Board, his current position as a non-employee director and Chairman Emeritus, and his active involvement in the development of the Company’s business strategy and in critical implementation decisions. Effective March 15, 2006, Mr. Jaharis began accepting compensation in consideration for his service to the Company as a non-employee director. Thus, commencing on such date, Mr. Jaharis began receiving the same compensation paid by the Company to its other non-employee directors. In addition, the Company agreed effective as of March 24, 2006, to reimburse Mr. Jaharis for the cost of a secretary, employed by Oikos Ventures, LLC, who will assist him with Company-related business as well as provide support for visiting Kos staff and their guests while utilizing the Kos facilities located at 499 Park Avenue in New York City. The Company also provides an automobile and chauffer for Mr. Jaharis’ transportation.
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
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on October 13, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
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
     See Note 17 for a discussion regarding a request received by the Company from the SEC relating to the grant and exercise of Common Stock options during the period from January 1, 1997, to the present.
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
17. Subsequent Events
     In July 2006, KLS and Jerini, with input from scientific advisors, made the joint determination not to pursue the development of Icatibant in the RAIL indication.

     On July 14, 2006, the Company was named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers, in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. The complaint seeks treble damages, declaratory and injunctive relief, as well as attorney’s fees. The Company believes that there is no merit to the plaintiff’s claims against Kos and it intends to vigorously defend this matter.
     On August 1, 2006, as a result of Arisaph’s satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities, the Company purchased an additional $4.0 million of Series F Preferred Stock. As discussed in Note 15, the aggregate investment is part of a $16.0 million round of financing for Arisaph, with the remaining $8.0 million being provided by the Arisaph Limited Partnership under similar terms and conditions as the Company’s investment. The Company owns approximately 24% and the Arisaph Limited Partnership owns or has the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis.
     As previously disclosed on a Form 8-K filed with the Commission on August 8, 2006, in a letter dated July 25, 2006, the Southeast Regional Office of the SEC requested certain documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997, to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors has concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006, need to be restated and should not be relied upon. The Company has amended its quarterly and annual reports to include restated financial results for these periods concurrently with this report on Form 10-Q.
     On August 16, 2006, the Company notified its co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), that it does not intend to extend the co-promotion agreement with Takeda upon its expiration on December 31, 2006.
     On August 16, 2006, the Company announced its receipt of a notice from the Nasdaq Listing Qualifications staff (the “Staff”) indicating that because The Nasdaq Stock Market (“Nasdaq”) had not received the Company’s Form 10-Q for the second quarter of fiscal 2006 which ended June 30, 2006, as required by Marketplace Rule 4310(c)(14), the Company’s securities are subject to delisting at the opening of business on August 23, 2006, unless the Company requests a hearing in accordance with Nasdaq’s Marketplace Rule 4800 Series. The Company has appealed the staff’s determination and requested a hearing by a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rules 4800 Series. The Company’s securities will remain listed pending the result of such appeal.
     On August 17, 2006, the Company received a shareholder demand letter contending that the Board of Directors, in violation of the Company’s stockholder-approved stock option plans and Generally Accepted Accounting Principles, improperly backdated certain grants of stock options and that the Company must remedy the situation or a shareholder derivative action will be filed to seek appropriate relief.

     On September 6, 2006, the Company entered into an amendment to the Merck Agreement with Merck KGaA the purpose of which was primarily to remove Advicor from such agreement in all respects and to return Advicor rights to Kos. The Merck Agreement now remains in place primarily with respect to Niaspan.
     On September 6, 2006, the Company provided formal notification to Biovail that a supply failure has occurred relative to Biovail’s failure to provide requested quantities of certain dosage strengths of the product and that it would seek indemnification in the event that the supply failure results in lost profits. While Biovail is working towards resuming full production of Cardizem LA in the fourth quarter of 2006, and addressing any shortfall in its supply of Cardizem LA to the Company during the second half of 2006, this cannot be assured. The Company is cooperating with Biovail in remedying the manufacturing issues that resulted in the supply failure. Under the terms of the Supply and Employee Agreement between Biovail and the Company, Biovail agreed to indemnify the Company for lost profits (subject to certain conditions and up to a pre-determined maximum amount) in the event of a supply failure. The Company cannot provide any assurances that Biovail will be able to remedy the manufacturing issues that led to the supply failure or that Biovail’s indemnification obligations will be sufficient to cover all lost profits resulting from the supply failure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Kos is a fully-integrated specialty pharmaceutical company engaged in the development and commercialization of proprietary prescription products for the treatment of chronic cardiovascular, metabolic and respiratory diseases. Kos manufactures its lead products, Niaspan® and Advicor®, and currently markets them directly through its own sales force and co-promotion partners in the United States, through its commercialization partner in Canada and, with respect to Niaspan only, through its commercialization partner and license arrangements outside of the United States, Canada and Japan.
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
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation had filed with the FDA an ANDA that would, if approved, allow Andrx Corporation to market a generic version of the Cardizem LA product. On August 10, 2005, a lawsuit alleging patent infringement against Andrx Pharmaceuticals, L.L.C. and Andrx Corporation (collectively “Andrx”) in Biovail’s name was commenced in the United States District Court for the District of Delaware (“Delaware District Court”). Upon receiving a second Paragraph IV certification from Andrx Pharmaceuticals, L.L.C. directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA, on October 14, 2005, a second complaint alleging additional patent infringement was filed in Biovail’s name in the Delaware District Court. These two civil actions have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on October 13, 2006, and the trial is scheduled for April 9, 2007. These dates, however, may change.
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
     On May 5, 2006, KLS and Jagotec AG (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement which granted KLS the marketing and distribution rights in the United States of Jagotec’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed-dose combination in a HydroFluroAlkane metered dose inhaler. In connection with the Flutiform Agreement, KLS made an upfront licensing payment of $25.0 million, which is included in the accompanying condensed consolidated statements of income as “Research and development” expense for the three and six months ended June 30, 2006. Under the terms of the Flutiform Agreement, there may be additional payments to Jagotec upon the completion of specific milestones, which, if achieved, could result in Jagotec receiving up to an additional $14.0 million.
     The Company’s cardiovascular products under development consist of controlled-release, oral solid dosage formulations, and the Company’s respiratory products under development consist of aerosolized inhalation formulations to be used primarily with Kos’ proprietary inhalation devices.
     The Company’s core business strategy is based primarily upon developing drugs that are reformulations of existing approved prescription pharmaceutical products, but which offer certain safety or patient compliance advantages compared with existing formulations of such products. Kos has also begun to gradually broaden its business strategy by making measured investments and applying greater focus on the research and development of new chemical entities, with an initial focus in the area of modulators of HDL cholesterol and treatments for atherosclerosis.

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
     In measuring the Company’s results of operations, management’s primary focus has been on revenue growth of Niaspan, Advicor, Azmacort, Cardizem LA, and the Teveten Products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $288.2 million for the six months ended June 30, 2006, from $256.7 million in 2005 . While experiencing growth from increased prescription demand and increased prices for Niaspan and Advicor, revenues during the 2006 six-month period were also impacted by the Company’s Inventory Management Agreements (“IMAs”) which resulted in an estimated $20.4 million inventory reduction ($15.7 million for Niaspan and $4.7 million for Advicor) — see discussion of IMAs in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Azmacort net sales for the six months ended June 30, 2006, totaled $42.3 million, compared to $53.2 million for the 2005 period. The decrease in Azmacort net sales for the six months ended June 30, 2006 included the impact of an estimated $7.0 million reduction in inventory associated with Company’s IMAs. As mentioned above, the Company began recording Cardizem LA, Teveten and Teveten HCT revenue in May 2005. Cardizem LA, Teveten and Teveten HCT net sales for the six months ended June 30, 2006, totaled $61.3 million. Net income for the six months ended June 30, 2006, was $11.1 million compared to net income of $53.2 million for the same period in 2005.

     Because Kos’ current business strategy is principally dependent on the reformulation of existing compounds or the development or acquisition of synergistic products with unrealized market potential, the Company’s business could be subject to significant competitive pressures by other products and therapies in the growing markets for cardiovascular, metabolic and respiratory treatments. As such, Kos’ critical success factors include its ability to continue to increase the amount of revenue generated by Niaspan, Advicor, Azmacort, Cardizem LA, and the Teveten Products and its ability to successfully develop and/or acquire new products or drugs. The Company’s ability to continue to increase revenue is primarily dependent on its ability to increase prescriptions for its marketed products, and to maintain a competitive product pricing and differentiation strategy. In addition, the Company’s ability to complete new drug and product acquisitions on favorable terms will be a critical factor in the Company’s ability to increase revenues in future periods. Protection of the Company’s intellectual property rights will also be critical to the Company’s success in future periods, including its ability to obtain and maintain patents, enforce those patents, preserve trade secrets, and operate without infringing the proprietary rights of third parties.
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
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through June 30, 2006, the Company had retained earnings from operations of approximately $24.6 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, NOLs amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of June 30, 2006, the Company had approximately $26.1 million of NOLs.
     On July 28, 1997, Kos received clearance from the FDA to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is a once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. The Company and a co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), currently market Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. The Company recently notified Takeda that it does not intend to extend the co-promotion arrangement with Takeda upon its expiration on December 31, 2006. Rather, the Company has made a strategic decision to increase the size of the Kos sales force to fully maximize the commercial opportunities available to the Company. In addition, another co-promotion partner, Duramed, also markets Niaspan and Advicor in the United States directly to physicians and healthcare professionals who specialize in women’s health.

     On December 17, 2001, Kos received clearance from the FDA to market the Advicor product (extended-release niacin/lovastatin tablets). The approval of the Advicor product marked the first time that the FDA had approved a combination product for the safe and efficacious treatment of cholesterol disorders. The Company began detailing the Advicor product to physicians on January 28, 2002. As with Niaspan, Kos and Takeda market Advicor directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. Duramed also markets Advicor to physicians and healthcare professionals specializing in women’s health.
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

     The Company believes it may need to invest approximately $29 million during the 2006-2009 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, approval of the Azmacort HFA formulation by the FDA could occur as early as late 2009. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.
     On February 1, 2005, the Company made $4.0 million of a proposed aggregate $8.0 million investment in Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”), through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). On August 1, 2006, the Company purchased an additional $4.0 million of Series F Preferred Stock — refer to the Recent Developments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the additional $4.0 million purchase of Arisaph Series F Preferred Stock by the Company. Upon completion of the additional $4.0 million investment and after taking into consideration the recent increase in the size of the Arisaph stock option plan, Kos owns approximately 24% fully diluted ownership interest in Arisaph. Additionally, the principal stockholder of Arisaph, which is a limited partnership (the “Arisaph Limited Partnership”) formed by Mary Jaharis, the wife of Michael Jaharis, the principal stockholder and Chairman Emeritus of Kos invested an additional $8.0 million on similar terms and conditions as the Kos investment as part of a $16.0 million round of financing for Arisaph. The Arisaph Limited Partnership currently owns or has the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has appointed Dr. Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, all directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors. In connection with the closing of the initial investment in Arisaph, Christopher P. Kiritsy, Kos’ former Executive Vice President, Corporate Development and Chief Financial Officer, accepted the position of President and Chief Executive Officer of Arisaph and resigned as Executive Vice President, Corporate Development and Chief Financial Officer of Kos effective on May 20, 2005.
     After considering the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos as of June 30, 2006. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries”, which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off its $4.0 million investment in Arisaph (the “Arisaph Write-off”) as a research and development expense during the six months ended June 30, 2005.

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
     The Duramed Co-promotion Agreement provides that the Company and Duramed, a subsidiary of Barr, will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (the “Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using a Duramed specialty sales force. Under the terms of the seven-year agreement (with renewal rights), the Company trained a Duramed specialty sales force, which is promoting the Products. In consideration of the co-promotion, the Company pays Duramed royalties based on quarterly and yearly net sales of the Products, subject to certain maximum sales levels.
     Pursuant to the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply KLS quantities of Niaspan 500 mg, 750 mg and 1000 mg extended-release niacin tablets and Advicor 500 mg/20 mg, 750 mg/20 mg and 1000 mg/20 mg extended-release niacin/lovastatin tablets, under or pursuant to the approval of Barr’s ANDAs, as and when approved. Under the terms of the Barr License and Manufacturing Agreement, Barr granted Kos a license to use, market and sell Barr’s versions of the Company’s current Niaspan and Advicor products as and when approved in the United States. Barr received an initial license fee and will receive quarterly payments to remain compliant with FDA cGMP and to stand ready to meet the Company’s manufacturing requirements on short notice. In addition, if the Company engages Barr to manufacture these products, the Company will purchase such products at an agreed-upon supply price.
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
     The Cardizem Combination Product represents a single project, for the development of a single tablet formulation of Cardizem LA and enalapril. Enalapril is used alone or in combination with other medications to treat high blood pressure. It is also used in combination with other medications to treat heart failure. Enalapril is in a class of medications called angiotensin-converting enzyme inhibitors. It works by decreasing certain chemicals that tighten the blood vessels, so blood flows more smoothly and the heart can pump blood more efficiently.
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
     On November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate is responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma. In July 2006, KLS and Jerini made the joint determination not to pursue the development of Icatibant in the RAIL indication. Under the Jerini Agreement, KLS or its affiliate is also responsible for the regulatory affairs relating to such products, is required to make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate has the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma. The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.

     As described above, on May 5, 2006, KLS and Jagotec, a subsidiary of SkyePharma PLC, entered into the Flutiform Agreement. Flutiform is a formoterol and fluticasone fixed-dose combination in a HydroFluroAlkane metered dose inhaler. In connection with the Flutiform Agreement, KLS made an upfront licensing payment of $25.0 million, which is in the accompanying condensed consolidated statements of income as “Research and development” expense for the three and six months ended June 30, 2006. Under the terms of the Flutiform Agreement, there may be additional payments to Jagotec upon the completion of specific milestones, which, if achieved, could result in Jagotec receiving up to an additional $14.0 million.
     Under the Flutiform Agreement, Jagotec will retain the commercial rights to Flutiform outside the United States and will continue to be responsible for Flutiform’s Phase III clinical trials and regulatory approval in the United States. Jagotec will also be responsible for the supply of the product. The Company will be responsible for the distribution, marketing and sales of the product in the United States, and will make royalty payments in the mid-teens to Jagotec on sales of such product. In addition, the Company will be responsible for any planned clinical development of chronic obstructive pulmonary disease and pediatric asthma indications and any Phase IIIb and Phase IV studies.
     The Company also has the right of first negotiation to obtain an exclusive license from Jagotec in Canada for purposes of commercializing Flutiform in Canada.
     The term of the Flutiform Agreement shall continue, subject to other terms, conditions and provisions regarding early termination, until the expiration of the last valid patent covering Flutiform in the United States, provided that KLS shall have the right to extend the term of the agreement under certain circumstances.
     On June 6, 2006, the Company entered into a lease agreement (the “Lease”) for a new research and development and manufacturing facility located in close proximity to the Company’s headquarters in Cranbury, New Jersey. The Lease is for approximately 208,899 square feet and the Company is permitted under the Lease to build up to 100,000 square feet of rent-free mezzanine space. The Company intends to use the new space for research and development and manufacturing capabilities in connection with future business requirements. Prior to using the new space for its intended purposes, the Company must receive FDA approval, which is currently anticipated in the second half of 2009.
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

Recent Developments
     On July 14, 2006, the Company was named as a defendant, together with approximately 20 other pharmaceutical manufacturers and wholesalers, in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. The complaint seeks treble damages, declaratory and injunctive relief, as well as attorney’s fees. The Company believes that there is no merit to the plaintiff’s claims against Kos and it intends to vigorously defend this matter.
     On August 1, 2006, as a result of Arisaph’s satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities, the Company purchased an additional $4.0 million of Series F Preferred Stock. As discussed above, the aggregate investment is part of a $16.0 million round of financing for Arisaph, with the remaining $8.0 million being provided by the Arisaph Limited Partnership under similar terms and conditions as the Company’s investment. The Company owns approximately 24% and the Arisaph Limited Partnership owns or has the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis.
     As previously disclosed on a Form 8-K filed with the Commission on August 8, 2006, in a letter dated July 25, 2006, the Southeast Regional Office of the Securities and Exchange Commission (“SEC”) requested certain documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997, to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors has concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited consolidated financial statement for its fiscal quarter ended March 31, 2006, need to be restated and should not be relied upon. The Company has amended its quarterly and annual reports to include restated financial results for these periods concurrently with this report on Form 10-Q.
     On August 16, 2006, the Company announced its receipt of a notice from the Nasdaq Listing Qualifications staff (the “Staff”) indicating that because The Nasdaq Stock Market (“Nasdaq”) had not received the Company’s Form 10-Q for the second quarter of fiscal 2006 which ended June 30, 2006, as required by Marketplace Rule 4310(c)(14), the Company’s securities are subject to delisting at the opening of business on August 23, 2006, unless the Company requests a hearing in accordance with Nasdaq’s Marketplace Rule 4800 Series. The Company has appealed the staff’s determination and requested a hearing by a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rules 4800 Series. The Company’s securities will remain listed pending the result of such appeal.
     On August 17, 2006, the Company received a shareholder demand letter contending that the Board of Directors, in violation of the Company’s stockholder-approved stock option plans and Generally Accepted Accounting Principles, improperly backdated certain grants of stock options and that the Company must remedy the situation or a shareholder derivative action will be filed to seek appropriate relief.
     On September 6, 2006, the Company entered into an amendment to the Merck Agreement with Merck KGaA the purpose of which was primarily to remove Advicor from such agreement in all respects and return Advicor rights to Kos. The Merck Agreement now remains in place primarily with respect to Niaspan.

     On September 6, 2006, the Company provided formal notification to Biovail that a supply failure has occurred relative to Biovail’s failure to provide requested quantities of certain dosage strengths of the product and that it would seek indemnification in the event that the supply failure results in lost profits. While Biovail is working towards resuming full production of Cardizem LA in the fourth quarter of 2006, and addressing any shortfall in its supply of Cardizem LA to the Company during the second half of 2006, this cannot be assured. The Company is cooperating with Biovail in remedying the manufacturing issues that resulted in the supply failure. Under the terms of the Supply and Employee Agreement between Biovail and the Company, Biovail agreed to indemnify the Company for lost profits (subject to certain conditions and up to a pre-determined maximum amount) in the event of a supply failure. The Company cannot provide any assurances that Biovail will be able to remedy the manufacturing issues that led to the supply failure or that Biovail’s indemnification obligations will be sufficient to cover all lost profits resulting from the supply failure.
Results of Operations
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in the Company’s Form 10-K/A for the year ended December 31, 2005. The Company believes that its most critical accounting policies include revenue recognition, the estimation of allowances principally related to product returns and discounts, managed care rebates, chargebacks, issues related to price reporting to the government under various federal programs (including the Medicaid program), accounting for income taxes      , management’s estimate of the useful lives and realizability of recorded intangible assets and accounting for share-based payments.
Revenue Recognition
     The Company’s total revenues include net sales and licensing revenue. Revenues from net sales and the related cost of goods sold are recognized at the time that product is received by the Company’s customers. Revenue and the related cost of goods sold are not recognized if the Company believes that there is excess inventory in the distribution channel, taking into account, among other things, product return history, prescription data and data obtained through its IMAs (see IMA discussion below).
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
     The most pertinent inputs used in the estimation of the Company sales allowances and accruals include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product Best Price (as calculated by the Company based on its available data), and Average Manufacturer Price (“AMP”) (as calculated by the Company based on its available data). Of these inputs, anticipated prescription data and AMP require significant estimation and/or the application of methodologies in order to ensure that they meet various accounting and price reporting requirements. The following table reflects the potential impact to revenue for the three and six months ended June 30, 2006, based upon various combinations of these reasonably likely outcomes in estimated prescription data and AMP (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):
Impact on Niaspan, Advicor, Azmacort, Cardizem
Teveten and Teveten HCT Revenue
Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)
AMP Variance

	Prescription Variance
	(5%)	(3%)	(1%)	0%	1%	3%	5%
(5%)	$(2.3)	$(2.4)	$(2.6)	$(2.6)	$(2.7)	$(2.9)	$(3.0)
(3%)	(1.2)	(1.4)	(1.5)	(1.6)	(1.7)	(1.8)	(2.0)
(1%)	(0.2)	(0.3)	(0.5)	(0.5)	(0.6)	(0.8)	(0.9)
0%	0.4	0.2	0.1	—	(0.1)	(0.2)	(0.4)
1%	0.9	0.8	0.6	0.5	0.5	0.3	0.1
3%	1.9	1.8	1.7	1.6	1.5	1.4	1.2
5%	3.0	2.9	2.7	2.7	2.6	2.4	2.3
     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Changes to these estimates have not been material to the Company’s results of operations during the six months ended June 30, 2006 and 2005.
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
     During the first quarter of 2006, the Company completed the execution of IMAs with its three largest customers (and a few smaller customers). These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by its top three customers. The IMAs provide that distributors maintain a certain level of product inventory based on projected future demand. Accordingly, during the six months ended June 30, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $4.0 million and a $30.4 million decrease in product sales during the three and six months ended June 30, 2006, respectively.

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
     Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any NOLs and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets. Deferred tax assets, net, as of June 30, 2006, totaled approximately $88.2 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes. As of June 30, 2006, the Company had approximately $26.1 million of state net operating losses available to offset future taxable income. These NOLs will expire between 2007 and 2025.
     The Company’s effective tax rate was 29.1% and 25.8% for the three and six months ended June 30, 2006, respectively, as compared to an effective tax rate of 29.8% and 32.3% for the three and six months ended June 30, 2005. The Company’s tax rate is impacted by the change in the mix of income attributed to the Company’s affiliated subsidiaries and the resulting filings in state jurisdictions, as well as changes in tax reserve components related to the Company’s tax positions.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions within the scope of SFAS No. 109, “Accounting for Income Taxes”(“SFAS 109”), applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in calendar year 2007. The Company is currently in the process of evaluating the effects of this new accounting standard, therefore its effects on the Company’s financial statements are not currently known or reasonably estimable.

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
     The Company did not recognize any impairment losses related to its intangible assets or goodwill during the three and six months ended June 30, 2006 and 2005, respectively.
     The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.
Accounting for Share-Based Payments
     Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, share-based payments granted during the three and six months ended June 30, 2006 and future periods are measured at estimated fair value and included in cost of goods sold and operating expenses over the appropriate vesting period. The Company has historically used the Black-Scholes model for estimating fair value of stock options granted to employees. After a review of alternative methods, the Company has decided to continue to use this model, unless additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using such model.
     During the three and six months ended June 30, 2006, the Company recognized gross compensation cost under SFAS 123R of $11.8 million and $22.7 million, respectively. Similar amounts for the Company’s compensation cost related to its share-based payments are currently expected to be expensed throughout the third and fourth quarters in 2006.

     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to income tax deductions resulting from the exercise of Common Stock options as cash flows from operating activities in the condensed consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as cash flows from financing activities. Accordingly, the Company recorded $1.7 million of excess tax benefits related to income tax deductions resulting from employee exercises of Common Stock options for the six months ended June 30, 2006.
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, but prior to the closing of its books and records for such period, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. Through this review, the Company determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. More specifically, as required by FIN 44, certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006. Accordingly, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to financial condition and results of operations include the impact of such restatement. The Company has recorded an expense related to these grants in the condensed consolidated financial statements for the three and six months ended June 30, 2006 of $0.9 million and $1.1 million, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2005, respectively.
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). On April 27, 2006, the Company’s shareholders approved resolutions to amend and restate the Plan (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted shares under the Plan; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan. Such Plan, as amended, is now referred to as the Kos Incentive Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive awards under the Kos Incentive Plan. Awards granted under the Kos Incentive Plan generally vest over one to four years from the date of grant. The maximum term of any option under the Kos Incentive Plan is ten years. Options generally expire within 30 days of termination of employment, with certain exceptions and where individuals continue to maintain a consulting or other relationship with the Company. The Kos Incentive Plan is administered by the Company’s Compensation and Stock Option Committee. As of June 30, 2006, approximately 4,495,217 shares of Common Stock remain available for future grants under the Kos Incentive Plan. At June 30, 2006, there was $69.9 million of unrecognized compensation expense related to unvested share-based Common Stock option awards granted under the Kos Incentive Plan. This expense is expected to be recognized over a weighted average period of 1.7 years. As of June 30, 2006, estimated future compensation expense associated with unvested restricted Common Stock, net of forfeitures, is $12.6 million. This expense is expected to be recognized over a weighted average period of 2.2 years.
Three Months Ended June 30, 2006 and 2005
     The Company’s reported revenue increased 24.7% to $223.7 million for the three months ended June 30, 2006, from $179.4 million for the same period in 2005. Revenues by product for the three months ended June 30, 2006 and 2005 and the respective change of the 2006 period over the prior year period were as follows:

	Three Months Ended June 30,
		% of		% of	%
	2006	Revenues	2005	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$129.7	58.0	$103.5	57.7	25.3
Advicor	34.9	15.6	30.2	16.8	15.6
Azmacort	26.6	11.9	23.6	13.2	12.7
Cardizem	25.7	11.5	14.8	8.2	73.6
All Teveten	5.5	2.4	4.8	2.7	14.6
Other	1.3	0.6	2.5	1.4	(48.0)

	$223.7	100.0	$179.4	100.0	24.7

     The increase in revenue was driven in large part by sales of Cardizem LA and the Teveten Products, for which the Company began recording revenue in May 2005, and increases in price for the Company’s remaining products during the 2006 period, as compared to the 2005 period. These increases were partially offset by the impact of IMA’s, which the Company estimates reduced net sales by $4.0 million for the three months ended June 30, 2006.

     As more fully described above, the Company records provisions for the estimation of allowances principally related to Medicaid and managed care rebates, chargebacks related to commercial and government contracts, product returns and discounts, and IMA fees as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the three months ended June 30, 2006 and 2005, follows:

	2006
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$126.4	66	$20.6	51	$14.5	43	$10.7	33	$1.3	21
Chargebacks	59.6	31	5.9	15	6.3	19	3.9	12	0.1	2
Returns	191.1	100	40.1	100	33.8	100	32.0	100	6.4	100
Discounts	191.1	100	40.1	100	33.8	100	32.0	100	6.4	100
IMAs	162.8	85	33.8	84	28.6	85	26.5	83	5.2	82

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$103.2	66	$17.0	47	$10.1	29	$6.0	36	$1.3	25
Chargebacks	38.6	25	4.3	12	7.8	22	2.0	12	0.2	4
Returns	155.2	100	36.2	100	34.9	100	16.8	100	5.2	100
Discounts	155.2	100	36.2	100	34.9	100	16.8	100	5.2	100
IMAs	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
     The Company had accrual balances related to its managed care rebates, Medicaid rebate obligations, chargebacks and IMA fees of $78.3 million and $79.3 million, as of June 30, 2006 and December 31, 2005, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.2 million and $3.5 million as of June 30, 2006 and December 31, 2005, respectively.
     Cost of sales increased 34.9% to $25.8 million for the three months ended June 30, 2006, from $19.1 million for the same period in 2005, primarily as a result of the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio during May 2005, partially offset by a decrease in unit sales of Niaspan and Advicor. In 2006, cost of sales was approximately 11.6% of net sales, as compared to 10.8% for the same period in 2005. The increase was primarily a result of changes in the product mix, including the impact of the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio.

     The Company’s research and development expenses increased 87.3% to $59.6 million for the three months ended June 30, 2006, from $31.8 million for the same period in 2005. The increased expenses related primarily to a $25.0 million one-time, non-refundable licensing payment to Jagotec upon execution of the Flutiform Agreement, increases of $2.4 million of compensation cost resulting from the adoption of SFAS 123R, of $3.5 million in clinical studies for the Company’s products under development, and of $1.5 million in personnel and personnel-related costs, partially offset by the absence, during the 2006 period, of $2.8 million related to the Cardizem Combination Product In-process R&D Write-off incurred during the three months ended June 30, 2005 and decreases of $2.2 million in medical education programs in support of the Company’s products.
     Selling, general and administrative expenses increased 37.6% to $123.5 million for the three months ended June 30, 2006, from $89.7 million for the same period in 2005. Within this category, selling expenses increased to $99.9 million for the 2006 period from $74.3 million for the comparable 2005 period. The growth in selling expenses was primarily related to increases of $13.9 million in royalty expenses, of $4.1 million of compensation cost due to the adoption of SFAS 123R, of $5.6 million in sales force operating costs in support of the Company’s products, of $1.4 million related to marketing efforts to promote the Company’s products, and of $1.4 in increased amortization expense related to the Biovail acquisition. General and administrative expenses increased to $23.6 million for the three months ended June 30, 2006, from $15.4 million for the three months ended June 30, 2005. This increase in general and administrative expenses was primarily related to increases of $4.1 million in professional fees, of $3.2 million of compensation costs related to the adoption of SFAS 123R, of $0.5 million in office expenses, and of $0.4 million in other costs associated with the expanded activities of the Company.
     Other income increased 356.7% to $4.7 million for the three months ended June 30, 2006, from $1.0 million during the 2005 period. The increase in other income was primarily due to an increase in interest income resulting from higher balances of cash and cash equivalents outstanding during the 2006 period, as compared to the 2005 period.
     As of June 30, 2006, the Company was subject to the terms of the December 19, 2002, $30.0 million credit facility with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. Interest expense under the Company’s credit facility totaled $0.3 million for the three months ended June 30, 2006 and 2005.
     As previously described, the Company recorded a provision for income taxes of $5.7 million for the three months ended June 30, 2006, as compared to a provision for income taxes of $11.8 million for the same period in 2005. The reduction in tax is primarily due to the decrease in pre-tax income for the three month period ended June 30, 2006.
     The Company recorded net income of $13.9 million for the three months ended June 30, 2006, compared with $27.9 million of net income for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 and 2005
     The Company’s reported revenue increased 18.6% to $394.5 million for the six months ended June 30, 2006, from $332.7 million for the same period in 2005. Revenues by product for the six months ended June 30, 2006 and 2005 and the respective change of the 2006 period over the prior year period were as follows:

	Six Months Ended June 30,
		% of		% of	%
	2006	Revenues	2005	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$229.9	58.3	$197.2	59.3	16.6
Advicor	58.3	14.8	59.5	17.9	(2.0)
Azmacort	42.3	10.7	53.2	16.0	(20.5)
Cardizem	48.5	12.3	14.8	4.4	227.7
All Teveten	12.8	3.2	4.8	1.4	166.7
Other	2.7	0.7	3.2	1.0	(15.6)

	$394.5	100.0	$332.7	100.0	18.6

     The increase in revenue was driven in large part by sales of Cardizem LA and the Teveten Products, for which the Company began recording revenue in May 2005, and increases in price for the Company’s remaining products during the 2006 period, as compared to the 2005 period. These increases were partially offset by the impact of IMA’s, which the Company estimates reduced net sales by $30.4 million for the six months ended June 30, 2006.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to Medicaid and managed care rebates, chargebacks related to commercial and government contracts, product returns and discounts, and IMA fees as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the six months ended June 30, 2006 and 2005, follows:

	2006
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$243.3	68	$44.2	61	$28.3	48	$30.0	50	$3.6	24
Chargebacks	107.5	30	10.8	15	14.0	24	7.2	12	0.2	2
Returns	356.8	100	72.0	100	58.5	100	60.3	100	14.9	100
Discounts	356.8	100	72.0	100	58.5	100	60.3	100	14.9	100
IMAs	307.8	86	62.2	86	49.3	84	48.7	81	12.7	85

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$189.9	66	$32.1	46	$20.6	27	$6.0	36	$1.3	25
Chargebacks	71.8	25	7.9	11	15.4	20	2.0	12	0.2	4
Returns	288.9	100	70.3	100	75.7	100	16.8	100	5.2	100
Discounts	288.9	100	70.3	100	75.7	100	16.8	100	5.2	100
IMAs	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
     Cost of sales increased 62.6% to $48.8 million for the six months ended June 30, 2006, from $30.0 million for the same period in 2005, primarily as a result of the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio during May 2005, partially offset by a decrease in unit sales of Niaspan, Advicor and Azmacort. In 2006, cost of sales was approximately 12.5% of net sales, as compared to 9.1% for the same period in 2005. The increase was primarily a result of changes in the product mix, including the impact of the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio.
     The Company’s research and development expenses increased 64.3% to $94.4 million for the six months ended June 30, 2006, from $57.5 million for the same period in 2005. The increased expenses related primarily to a $25.0 million one-time, non-refundable licensing payment to Jagotec upon execution of the Flutiform Agreement, increases of $4.8 million of compensation cost resulting from the adoption of SFAS 123R, of $4.5 million in consulting fees, of $3.0 million in personnel and personnel-related costs, of $3.6 million in clinical studies for the Company’s products under development, and of $1.4 million associated with formulation costs related to the Company’s products under development, partially offset by the absence, during the 2006 period, of $2.8 million related to the Cardizem Combination Product In-process R&D Write-off and of a $4.0 million write-off of the Company’s equity investment in Arisaph during the six months ended June 30, 2005.
     Selling, general and administrative expenses increased 45.5% to $245.6 million for the six months ended June 30, 2006, from $168.8 million for the same period in 2005. Within this category, selling expenses increased to $199.2 million for the 2006 period from $139.9 million for the comparable 2005 period. The growth in selling expenses was primarily related to increases of $26.4 million in royalty expenses, of $14.1 million in sales force operating costs in support of the Company’s products, of $9.4 million related to marketing efforts to promote the Company’s products, of $7.5 million of compensation cost due to the adoption of SFAS 123R, and of $2.9 in increased amortization expense related to the Biovail acquisition. General and administrative expenses increased to $46.4 million for the six months ended June 30, 2006, from $28.9 million for the six months ended June 30, 2005. This increase in general and administrative expenses was primarily related to increases of $8.5 million of compensation costs related to the adoption of SFAS 123R, of $6.4 million in professional fees, of $1.0 million in personnel and personnel related costs, of $0.7 million in insurance costs and of $0.9 million in other costs associated with the expanded activities of the Company.
     Other income increased 311.2% to $9.3 million for the six months ended June 30, 2006, from $2.3 million during the 2005 period. The increase in other income was primarily due to an increase in interest income resulting from higher balances of cash and cash equivalents outstanding during the 2006 period, as compared to the 2005 period.

     As of June 30, 2006, the Company was subject to the terms of the December 19, 2002, $30.0 million credit facility with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. Interest expense under the Company’s credit facilities totaled $0.3 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.
     As previously described, the Company recorded a provision for income taxes of $3.9 million for the six months ended June 30, 2006, as compared to a provision for income taxes of $25.4 million for the same period in 2005. The reduction in tax is primarily due to the decrease in pre-tax income for the six month period ended June 30, 2006.
     The Company recorded net income of $11.1 million for the six months ended June 30, 2006, compared with $53.2 million of net income for the six months ended June 30, 2005.
Liquidity and Capital Resources
     At June 30, 2006, the Company had cash and cash equivalents and marketable securities of $482.8 million and working capital of $458.1 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and strategic investments in product marketing and licensing rights. The Company anticipates that its capital expenditures in 2006 will be substantially higher than 2005, partially as a result of the capital requirements associated with certain information technology infrastructure enhancements and with its projected new research and manufacturing facility.
     Net cash provided by operating activities was $39.4 million for the six month period ended June 30, 2006, compared to net cash provided by operating activities of $80.1 million in the same period in 2005. The decrease in net cash provided by operating activities during the 2006 period was primarily a result of the decrease in net income adjusted for non-cash items, partially offset by increases in working capital sources of cash . Working capital sources of cash during the 2006 period included decreases in accounts receivable, prepaid expenses and other current assets, and deferred tax assets partially offset by increases in inventories as well as decreases in accounts payable, accrued expenses and other liabilities. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued expenses, and other liabilities.
     Net cash used in investing activities was $14.7 million in the 2006 period, compared to $122.3 million in the 2005 period . The decrease in cash used in investing activities during the six months ended June 30, 2006, related principally to the absence, during the 2006 period, of a $110.0 million purchase of intangible assets, principally related to the Biovail Agreements, a $4.0 million equity investment in Arisaph, and a decrease in purchases of marketable securities of $1.8 million, partially offset by increases in capital expenditures of $7.0 million and a decrease in sales of marketable securities of $1.2 million.
     In the 2006 period, net cash provided by financing activities was $42.7 million, compared to net cash provided by financing activities of $27.5 million in the 2005 period. The increase in net cash provided by financing activities in the 2006 period related to $30.0 million in borrowings made under the credit facility with Mary Jaharis, of $1.7 million related to excess tax benefits associated with the adoption of SFAS 123R, and of an increase of $0.4 million in proceeds from the issuance of Common Stock to employees under Kos’ Employee Stock Purchase Plan, partially offset by a decrease of $17.0 million in cash received from the exercise of stock options.

     On December 19, 2002, the Company entered into an agreement with Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder, whereby Mr. Jaharis agreed to replace the previous $30-million credit facility extended to the Company on July 1, 1998 (which was to expire on December 31, 2002), with another facility expiring on June 30, 2008 (the “Additional Standby Facility”). In connection with this new credit arrangement, the Company granted to Mr. Jaharis non-detachable warrants to purchase up to 1,000,000 shares of the Company’s Common Stock (the “Warrant”), as more fully described below. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Additional Standby Facility to his wife, Mary Jaharis (the “Lender”). Borrowings under the Additional Standby Facility are subject to standard and customary loan covenants. In addition, all borrowings under the Additional Standby Facility are subject to the conditions that the death of Mr. Jaharis shall not have occurred, that Mr. Jaharis, his spouse, children and entities they control continue to own at least 40% of the Common Stock of the Company, and that no material adverse change shall have occurred to the Company or its financial operations.
     On May 8, 2006, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 7.0 million shares of the Company’s Common Stock (the “Shares”) through open market purchases (including through Rule 10b5-1 plans) and privately negotiated transactions, at times and in such amounts as management deems appropriate. On May 12, 2006, the Company borrowed $30.0 million under the Additional Standby Facility in connection with the Board of Director’s approval of the share repurchase program, the proceeds of which were intended to be used to repurchase Shares. Under the Additional Standby Facility, the repurchase of Common Stock by the Company or the issuance of additional debt or equity securities by the Company requires the consent of the Lender. The Lender has consented to the repurchase of Common Stock under the share repurchase program and also consented (which consent expired on July 31, 2006) to the Company entering into additional third party financing, the proceeds of which would have been used in connection with the share repurchase program. Through June 30, 2006, the Company had not entered into such financing arrangements with third parties and has not repurchased any Shares under the repurchase program. The Company and the Lender also amended the terms of the Additional Standby Facility to change the rate of interest on loans thereunder from the prime rate (8.25% at June 30, 2006) to a rate equal to 30 day LIBOR plus 160 basis points (6.95% at June 30, 2006). In addition, the Additional Standby Facility provided that the exercise price for the Warrant be determined based upon the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the first advance under the Additional Standby Facility. The parties amended the terms of the Additional Standby Facility to provide that the exercise price of the Warrant be the higher of (a) the closing bid price of the Company’s Common Stock as reported on NASDAQ on May 12, 2006 and (b) the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding May 12, 2006 (the “Exercise Price”). The amendment also provided that the number of shares subject to the Warrant be reduced from 1,000,000 shares to the number of shares obtained by dividing $30.0 million by the Exercise Price. In connection with the May 12, 2006 borrowing by the Company under the Additional Standby Facility, the Exercise Price of the Warrant was set at $47.46 per share. Accordingly, as of June 30, 2006, borrowings under the Additional Standby Facility are convertible into 632,111 shares of the Company’s Common Stock.

     On December 21, 1999, Mr. Jaharis extended a $50-million loan to the Company (the “Standby Facility”) which matured on June 30, 2005 . In lieu of a conversion feature, the Company granted to Mr. Jaharis non-detachable warrants to purchase 6,000,000 shares of the Company’s Common Stock at $5.00 per share, which approximated the market value of the Company’s Common Stock on the effective date of the Standby Facility . Mr. Jaharis exercised 2,000,000 and 200,000 warrants to purchase shares of the Company’s Common Stock at $5.00 per share on October 13, 2004, and November 24, 2004, respectively. On January 10, 2005, Mr. Jaharis transferred all of his existing rights and obligations under the Standby Facility to his wife, Mary Jaharis. In June 2005, Mrs. Jaharis exercised the remaining 3,800,000 warrants to purchase shares of the Company’s Common Stock under the Standby Facility, thereby relieving the Company of $19.0 million of debt outstanding. As of June 30, 2005, the Standby Facility was terminated.
     The Company recorded $0.3 million and $0.5 million of interest expense for each of the six months ended June 30, 2006 and 2005, respectively, related to its credit facilities with Mr. Jaharis and his transferees.
     Although the Company currently anticipates that, including the capital available to the Company under the Additional Standby Facility, it has, or has access to, an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company . The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products . The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, control operating expenses, and other events – including the progress of the Company’s research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the potential loss of such coverage and reimbursement with such agencies, such as CMS; reduction of inventory levels in the Company’s distribution channels as a result of the IMAs; the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and changes in economic, regulatory, or competitive conditions or the Company’s planned business – could cause the Company to require additional capital . In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which may not be available to the Company at all or on acceptable terms, and each of which would require consent under the Additional Standby Facility . To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders . Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to increase the amount of the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT; the success or continued success of the Company’s relationship with its co-promotion, commercialization, and strategic alliance partners such as Merck KGaA, Takeda, Oryx Pharmaceuticals, Inc. (“Oryx”), Arisaph, Barr, Duramed, Biovail, Jerini and Jagotec; the ability to respond to competitive pressures from competing therapies for the treatment of cardiovascular, metabolic, respiratory and other conditions that are the focus of the Company’s products; the ability to successfully develop and commercialize new products under development and within expected timeframes; including without limitation, newly formulated Niaspan products, the Azmacort HFA product, the Icatibant product, the Cardizem Combination Product and the Flutiform product; the ability of the Company and its licensors to obtain regulatory approvals and launch the Company’s products within expected time frames or at all, including expected future sales of the Cardizem Combination Product and the Azmacort HFA product as early as 2008 and 2009, respectively, and other future product launches on the dates currently anticipated; the ability to continue the Company’s strong financial performance and that of its products; the ability to increase its stock price; the ability to protect the strength of its patents, including defending against generic entry against its products; the ability to protect its trade secrets and trademarks; the ability to protect and defend its intellectual property licensing and settlement agreements from potential challenges based in antitrust and consumer protection law and from potential antitrust enforcement measures by agencies such as the Federal Trade Commission (FTC) and U.S. Department of Justice Antitrust Division (DOJ), including the Barr Agreements; the ability to commercialize its products outside the United States; the ability to make continued investments in research and development and the anticipated amount of such investments; the ability to achieve the Company’s goals for future sales levels, operating margins, earnings and profit growth, and shareholder value; expectations regarding the impact of certain non-recurring and transitional items, including the signing of inventory management agreements; expectations that the inventory management agreements will provide a more precise and accurate estimate of product returns; the ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, Cardizem LA, Teveten and Teveten HCT; the ability to complete construction and receive FDA approval to use the Company’s planned new research and development and manufacturing facility for its intended purpose by the second half of 2009; the anticipated increase in size of the Company’s sales force; the ability to meet the conditions necessary to obtain additional funding under the Company’s credit arrangement; the anticipated repurchase of shares of the Company’s Common Stock pursuant to the Company’s share repurchase program; the increase in the level of capital expenditures in future periods; and the ability to meet its expectations regarding future capital needs . These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement . These risks and uncertainties include: the continued market acceptance of the Company’s products, the expected continued growth in sales of the Company’s products (assuming, for example, no generic entry of competing products), the Company’s ability to build or continue to build awareness for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT within the medical and patient communities, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, Merck KGaA, Oryx, Barr, Duramed, Biovail, Jerini and Jagotec, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the

Company in the United States, the Company’s ability to attract and retain sales professionals and increase the size of its sales force, the Company’s ability to successfully develop (both internally and through sponsored research arrangements or collaboration agreements with third parties) and commercialize new products under development and within expected timeframes, such as the new Niaspan CF range of products (including optimized Niaspan CF), Simcor, the Icatibant product, Flutiform and others, the continued market acceptance of the Azmacort, Cardizem LA, Teveten, and Teveten HCT products, and the growth in sales of such products, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of the Azmacort, Cardizem LA, Teveten, and Teveten HCT, the ability of third party suppliers to the Company to continue to be able to perform their supply obligations, the Company’s ability to establish a footprint and generate sales in the respiratory, hypertension and angina markets, the Company’s ability to successfully negotiate additional important strategic business development and corporate opportunities, the progress of the Company’s research and development pipeline, fluctuating buying patterns by the Company’s wholesalers and distributors, the accuracy of the inventory data supplied by wholesalers and distributors pursuant to inventory management agreements, the adequacy of the Company’s reserves for income taxes, the Company’s ability to maintain coverage of its products by government agencies and the effects of the potential loss of such coverage with such agencies, such as the Centers for Medicare and Medicaid Services (“CMS”), the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its funding arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the Company’s ability to repurchase shares of its Common Stock pursuant to the share repurchase program on terms and conditions acceptable to the Company, if at all, the protection afforded by the Company’s patents and those related to the acquired and licensed products, including a successful conclusion of the ongoing litigation between Biovail and Andrx, the effect of conditions in the pharmaceutical industry and the economy in general, the regulatory environment surrounding branded and generic prescription drugs, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, United States Patent and Trademark Office, tax and competition issues, changes in the law or governmental policy concerning the antitrust treatment of patent licenses and patent infringement settlement agreements, the outcome of the OIG investigations, the outcome of the SEC inquiry regarding the Company’s stock option practices and the impact of these practices on the Company’s financial statements, the possibility of private litigation relating to the Company’s stock option practices, the impact of a possible generic version of the Cardizem LA product or other products sold by the Company, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware . Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in SEC Rule 13a-15(e) as of the end of the period covered by this report. Due to the material weakness described below, management has concluded that the Company’s disclosure controls and procedures were not effective in ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As a result, the Company did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report.
Description of Material Weakness
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified that at June 30, 2006, it had a material weakness relative to the effectiveness of its internal control over financial reporting. Specifically, the Company did not maintain effective controls over the accuracy, presentation and disclosure of stock-based employee compensation expense in conformity with generally accepted accounting principles, including, maintaining effective controls to ensure that grants issued on days other than the measurement date were properly accounted for and disclosed.

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
Changes to the Company’s Internal Control Over Financial Reporting
     Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on October 13, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
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
     On July 14, 2006, Kos was named as a defendant, together with approximately twenty other pharmaceutical manufacturers and wholesalers in an action brought by RxUSA Wholesale, Inc. in the United States District Court for the Eastern District of New York under the caption RxUSA Wholesale, Inc. v. Alcon Laboratories, et al. The action alleges various antitrust and related claims arising out of an alleged concerted refusal by the defendant manufacturers and wholesalers to sell prescription drugs to plaintiff, a secondary drug wholesaler. The complaint seeks treble damages, declaratory and injunctive relief, as well as attorney’s fees. Kos believes there is no merit to plaintiff’s claims against Kos and intends to vigorously defend this matter.

     As previously disclosed on a Form 8-K filed with the Commission on August 8, 2006, in a letter dated July 25, 2006, the Southeast Regional Office of the Securities and Exchange Commission sent the Company a request for documents relating to the grant and exercise of options during the period from January 1, 1997 to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors has concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statement for its fiscal quarter ended March 31, 2006, need to be restated and should not be relied upon. The Company has amended its quarterly and annual reports to include restated financial results for these periods concurrently with this report on Form 10-Q.
     On August 16, 2006, the Company announced its receipt of a notice from the Nasdaq Listing Qualifications staff (the “staff”) indicating that because The Nasdaq Stock Market (“Nasdaq”) had not received the Company’s Form 10-Q for the second quarter of Fiscal 2006 which ended June 30, 2006, as required by Marketplace Rule 4310(c)(14), the Company’s securities are subject to delisting at the opening of business on August 23, 2006, unless the Company requests a hearing in accordance with Nasdaq’s Marketplace Rule 4800 Series. The Company has appealed the staff’s determination and requested a hearing by a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rules 4800 Series. The Company’s securities will remain listed pending the result of such appeal.
     On August 17, 2006, the Company received a shareholder demand letter contending that the Board of Directors, in violation of the Company’s stockholder-approved stock option plans and Generally Accepted Accounting Principles, improperly backdated certain grants of stock options and that the Company must remedy the situation or a shareholder derivative action will be filed to seek appropriate relief.
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

Item 1A – Risk Factors
Sales Growth of Niaspan and Advicor
     The Company’s success depends in large part upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the commercialization of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and lovastatin, a statin-class compound, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the inappropriate substitution of niacin dietary supplements for its products. There are also competing pharmaceutical companies, including Merck & Co., Inc., Pfizer, Inc., and Roche that are currently conducting clinical trials on therapies to increase levels of HDL cholesterol. Some of these companies are focusing on cholesterol-ester transfer protein therapy as a mechanism to improve HDL, while others are focusing on extended release niacin products and niacin-type mimetics. These new agents, if approved, would pose a significant competitive threat to Niaspan and Advicor, as they target similar mechanisms of action and/or similar cardiovascular treatment objectives. Sales could also be affected by competition from the sale of other statin products and other cholesterol therapies. The Company believes that intolerable flushing and potential liver toxicity associated with the currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally result either, in the case of immediate-release niacin, in multiple flushing episodes, or, in the case of sustained-release niacin, in potential liver toxicity. Although most patients taking either the Niaspan or Advicor product will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan or Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan or Advicor products or patients may stop taking Niaspan or Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products, or any other product incorporating technology which leads to similar effects of that used in the Niaspan or Advicor products, also could have an adverse effect on the Company’s ability to (1) maintain and/or obtain regulatory approvals or (2) achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.
     The Company’s ability to successfully sell increasing quantities of the Advicor product will depend significantly on the continued and increasing acceptance of the Advicor product by physicians and their patients. If a significant number of patients using the Advicor product were to suffer episodes of flushing that they consider intolerable or to suffer more serious side effects, such as myopathy or rhabdomyolysis, physicians may discontinue prescribing the Advicor product or patients may stop taking Advicor, which would have a material adverse effect on the Company. Myopathy is a disorder of muscle tissue or muscles that can result from endocrine disorders, metabolic disorders, infection or inflammation of the muscles, and from certain drugs. Rhabdomyolysis, an extreme form of myopathy, is a rare disease in which serious muscle damage results in release of muscle cell contents into the bloodstream, which may be fatal. There have been several cases where Niaspan (one of the principal ingredients in Advicor) or Advicor have been identified as possible causes of myopathy.
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
     Similarly, the Company’s ability to successfully sell increasing quantities of the Advicor product may be adversely affected by, among other things, (1) the November 2002 launch of Zetia, part of a relatively new class of cholesterol-lowering agents, (2) the September 2003 launch of Crestor, a highly powerful statin product, or (3) the August 2004 introduction of Vytorin, a new, dual component therapy possessing significant potency with respect to reducing LDL cholesterol. Although Zetia, Crestor and Vytorin possess limited potency with respect to increasing HDL cholesterol, an increased focus of the medical community in treating LDL cholesterol could adversely affect the utilization of the Company’s products, in which the differentiated feature is modulating other lipid risk factors that have been implicated in heart disease, but are not as well established as LDL cholesterol in contributing to coronary heart disease. Zetia and Vytorin are being marketed by Merck & Co., Inc./Schering-Plough Pharmaceuticals, which is a joint venture between Merck & Co., Inc. and Schering-Plough Corporation, and Crestor is marketed by AstraZeneca Pharmaceuticals LP. Merck & Co., Inc./Schering-Plough Pharmaceuticals and AstraZeneca Pharmaceuticals LP are competitors with substantially greater resources than Kos. Zetia is part of a new class of cholesterol-lowering agents that inhibit the intestinal absorption of cholesterol. Zetia is highly effective in reducing LDL cholesterol, but it has minimal effect in increasing HDL cholesterol. Crestor is a type of statin drug that is highly effective in reducing LDL cholesterol, but is less effective in modifying HDL cholesterol, triglycerides and other forms of cholesterol. Vytorin is a combination product of the statin Zocor and Zetia that possesses significant potency with respect to reducing LDL cholesterol, but is less effective in increasing HDL cholesterol. In late 2004, a new formulation of the fibrate agent Tricor (fenofibrate) was launched by Abbott Laboratories, which is an agent that primarily affects triglyceride levels, but also increases HDL cholesterol. Other fenofibrate products, such as Antara, which is marketed by Reliant Pharmaceuticals, LLC, have also been launched. These new agents also pose a competitive threat to Niaspan. Additionally, in November 2004, the FDA approved Omacor, an omega 3 fatty acid product introduced by Reliant Pharmaceuticals, LLC for the treatment of patients with very high levels of triglycerides. Omacor competes with Niaspan in its ability to lower triglyceride levels. Further, there are at least 12 versions of generic lovastatin, one of the components of Advicor, that have been launched into the large and growing market for cholesterol therapies, which could adversely affect demand for Advicor. In addition, generic versions of statins have also been launched, including Bristol-Myers Squibb Company’s Pravachol and Merck & Co., Inc.’s Zocor, which could also adversely affect the demand for Advicor and/or Niaspan. The sale of other well-known statin therapies and other cholesterol drugs is often driven by competitors with stronger promotion and name recognition for their products. Consequently, the Company’s effort to sell increasing quantities of the Advicor product may be unsuccessful.
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
     In addition, Azmacort may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the product competes. The competitive arena is dominated by Glaxo SmithKline’s Advair, supported by a significantly larger sales force than that which supports Azmacort. In addition, in 2005 the FDA approved Schering-Plough’s inhaled cortico-steroid agent Asmanex, which is now being marketed in the United States.
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
     The Company believes it may need to invest approximately $29 million during the 2006-2009 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, approval of the Azmacort HFA formulation by the FDA could occur as early as late 2009. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.

Integration and Sales Growth of Cardizem LA, Teveten, and Teveten HCT Products
     There can be no assurance that the Company will be able to sustainably manage and integrate the Cardizem LA, Teveten, and Teveten HCT products into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The integration of these products into the Company’s business may prove to be expensive and time consuming and require significant management attention, which may divert management, sales personnel and financial resources from the Company’s other products. In addition, as more fully described below, Biovail, the Company’s sole supplier of Cardizem LA, experienced manufacturing issues in the second quarter of 2006 that resulted in a halt to production of certain dosage forms of this product. All of these factors could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s failure to integrate the products or sales personnel and realize the expected benefits from its acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.
     Further, Teveten and Teveten HCT may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the products compete and to limited managed care coverage. The competitive arena is dominated by large players such as Novartis Pharmaceuticals Corp. (Diovan), Merck & Co., Inc. (Cozaar), AstraZeneca Pharmaceuticals LP (Atacand) and Bristol Myers Squibb Company (Avapro), all of whom have large sales organizations to support their products. In addition, newer products such as Benicar, supported by the combined efforts of Sankyo Co., Ltd and Forest Pharmaceuticals, Inc. have also recently entered the market utilizing significantly sized sales forces and strong marketing messages. In addition, substitution of Cardizem LA for generic diltiazem or other branded forms of diltiazem by doctors or pharmacists could also adversely affect sales of the product.
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
     The United States Patent and Trademark Office, referred to as the PTO, has issued United States Patent numbers 6,129,930, 6,080,428, 6,406,715, 6,676,967, 6,746,691, 6,818,229 and 7,011,848 to the Company with claims related to Niaspan’s and Advicor’s composition and method-of-use consistent with the recommended once-a-day regimen. On February 7, 1997, the Company entered into an agreement with a generic manufacturer pursuant to which the Company and the manufacturer granted cross-licenses to each other under their respective patents. The Company has subsequently purchased the two patents that were the subject of the cross-license agreement and agreed to continue paying a royalty to the manufacturer on terms similar to those contained in the cross-license agreement.
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
     On April 12, 2005, the Company entered into the Duramed Co-promotion Agreement, the Barr License and Manufacturing Agreement, and the Barr Settlement and License Agreement, referred to as the Barr Agreements, with Barr. The Barr Agreements were entered into at about the same time as the resolution of the patent litigation involving the Company’s Niaspan products. Under the Barr License and Manufacturing Agreement, Barr agreed to stand ready to supply KLS certain quantities of Niaspan and Advicor tablets. Barr approved, and granted KLS a license to use, market and sell, at a future date, Barr’s versions of the Company’s current Niaspan and Advicor products in the United States. Barr received an initial license fee and receives quarterly payments to remain compliant with FDA current good manufacturing practices and to stand ready to meet the Company’s manufacturing requirements on short notice.
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
     Civil actions 05-586 and 05-730 have been consolidated by the Court for all purposes. Under the current case schedule, fact and expert discovery is scheduled to close on October 13, 2006, and trial is scheduled for April 9, 2007. These dates, however, may change.
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
No Assurance of Adequate Third-Party Reimbursement
     The Company’s ability to commercialize successfully its products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through June 30, 2006, approximately $1.7 billion, or 75.5% of the Company’s cumulative Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative and regulatory proposals to reform healthcare and government programs providing pharmaceutical coverage could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, or the Company’s products under development. Such cost containment measures and potential legislative and regulatory reform could affect the Company’s ability to sell Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement and coverage status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement and coverage for the cost of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT products from many third-party payors, such approvals, in the United States and in foreign countries, may be restricted or discontinued and the Company may fail to secure reimbursement or coverage for its products that are under development. The unavailability or inadequacy of third-party reimbursement or coverage for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or the Company’s products under development or those that have been acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.
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
     In March 2005, the U.S. Department of Justice, through the Office of the U.S. Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos, referred to as the Wisconsin Subpoena. The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the U.S. Department of Justice, through the Office of the U.S. Attorney for the Western District of Louisiana, served an investigative subpoena on Kos, referred to as the Louisiana Subpoena. Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer price, referred to as AMP, and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8, referred to as Best Price. Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.

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
     As previously disclosed, in a letter dated July 25, 2006, the Southeast Regional Office of the Securities and Exchange Commission requested certain documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997, to the present. The Audit Committee of the Company’s Board of Directors has concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statement for its fiscal quarter ended March 31, 2006, need to be restated and should not be relied upon. The Company has amended its quarterly and annual reports to include restated financial results for these periods concurrently with this report on Form 10-Q. On August 17, 2006, the Company received a shareholder demand letter contending that the Board of Directors, in violation of the Company’s stockholder-approved stock option plans and GAAP, improperly backdated certain grants of stock options and that the Company must remedy the situation or a shareholder derivative action will be filed to seek appropriate relief. At this time, the Company cannot predict what consequences the SEC inquiry and restatement of the Company’s financial results will have on the Company. The filing of the Company’s restated financials may not resolve the SEC inquiry into the Company’s stock option grant practices and it is possible that the Company may in the future be required to adopt different accounting for its historical stock option practices that could require further restatements of its financial statements. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry. In addition, the Company could become the subject of other governmental investigations or private litigation relating to these matters. Any such investigations or litigation could be costly and time consuming, and there are no assurances that it would be resolved in the Company’s favor. Considerable legal and accounting expenses related to these matters have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on the Company’s business, results of operations, and financial position.
     Because the Company was investigating its stock option grant policies and restating its prior financial results, this Form 10-Q was not timely filed. As a result, on August 16, 2006, the Company announced its receipt of a notice from the Nasdaq Listing Qualifications staff (the “staff”) indicating that because The Nasdaq Stock Market (“Nasdaq”) had not received the Company’s Form 10-Q for the second quarter of Fiscal 2006 which ended June 30, 2006, as required by Marketplace Rule 4310(c)(14), the Company’s securities are subject to delisting at the opening of business on August 23, 2006, unless the Company requested a hearing in accordance with Nasdaq’s Marketplace Rule 4800 Series. The Company has appealed the staff’s determination and requested a hearing by a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rules 4800 Series. The Company’s securities will remain listed pending the result of such appeal.
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
     The Company (and its suppliers) also may encounter problems with, among other things, the following:
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
     On June 9, 2006, the FDA issued Inyx, the Company’s supplier of Azmacort, a Form 483 notice of inspectional findings (the “483 Notice”) related to a routine, unannounced inspection of Inyx’s manufacturing facility where Azmacort is produced, which is located in Manati, Puerto Rico. A 483 Notice is used by an FDA field investigator to record observations of non-compliance with cGMPs. While companies are not required to respond to such a notice, it is considered commercially prudent to do so, giving an explanation and, where necessary, a description of the proposed resolution of the observations set forth in the notice. The 483 Notice cited, among other things, a specific issue relating to the testing methodology of the Azmacort product. The Company is providing assistance to Inyx in responding to the 483 Notice as it relates to the Azmacort product and will further assist Inyx as requested in order to further assure that the testing methodology of the Azmacort product meets the product’s approved testing parameters. Inyx has advised the Company that it has responded to the FDA and is waiting for a determination as to whether any further action by Inyx is necessary. If appropriate corrective actions are not taken by a company receiving a 483 Notice, the FDA may take further regulatory actions that may include a warning letter, withdrawal or seizure of product from the market.
Limited Manufacturing Experience; Risk of Scale-Up
     The Company currently manufactures the Niaspan and Advicor products in one manufacturing plant in Edison, New Jersey that the FDA has inspected and approved for both Niaspan and Advicor. Although both products have been approved for manufacture in the Edison facility, Barr has a facility standing ready to manufacture these products, when and if approved by the FDA, and Niaspan 500mg has been approved for manufacture and is being manufactured in a third party manufacturer’s facility, the Company or its third party suppliers may identify inefficiencies or other problems that may exist in the manufacturing process. The Company or its third party suppliers may need to further scale-up some of their respective current manufacturing processes to achieve production levels consistent with the commercial sale of the Company’s products. Further, modifications to the Company’s or its third party suppliers’ facilities, systems, and procedures may be necessary to maintain capacity at a level sufficient to meet market demand or to maintain compliance with current good manufacturing practices regulations and other regulations prescribed by various regulatory agencies, including the Occupational Safety and Health Administration and the Environmental Protection Agency. The Company’s or its third party suppliers’ failure to successfully further scale-up, expand in connection with manufacture for commercial sale (including the Company’s ability to construct its planned new research and development and manufacturing facility, and receipt of FDA approval to use this new planned facility for its intended purposes), or modify its manufacturing process if necessary or to comply with current good manufacturing practices regulations and other regulations could delay the approval of the Company’s products under development or limit its ability to meet the demand for its products, any of which would have a material adverse effect on the Company. Such occurrences may require Kos to acquire alternative means of manufacturing the Company’s products, which may not be available on a timely basis, on commercially practicable terms, or at all.
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
     On June 9, 2006, the FDA issued Inyx, the Company’s supplier of Azmacort, a Form 483 notice of inspectional findings (the “483 Notice”) related to a routine, unannounced inspection of Inyx’s manufacturing facility where Azmacort is produced, which is located in Manati, Puerto Rico. A 483 Notice is used by an FDA field investigator to record observations of non-compliance with cGMPs. While companies are not required to respond to such a notice, it is considered commercially prudent to do so, giving an explanation and, where necessary, a description of the proposed resolution of the observations set forth in the notice. The 483 Notice cited, among other things, a specific issue relating to the testing methodology of the Azmacort product. The Company is providing assistance to Inyx in responding to the 483 Notice as it relates to the Azmacort product and will further assist Inyx as requested in order to further assure that the testing methodology of the Azmacort product meets the product’s approved testing parameters. Inyx has advised the Company that it has responded to the FDA and is waiting for a determination as to whether any further action by Inyx is necessary. If appropriate corrective actions are not taken by a company receiving a 483 Notice, the FDA may take further regulatory actions that may include a warning letter, withdrawal or seizure of product from the market.

     Biovail, the Company’s sole supplier of Cardizem LA, experienced manufacturing issues in the second quarter of 2006 that recently resulted in a halt to production of the certain dosage strengths dosage forms of this product. The Company has been informed that Biovail is currently taking corrective and preventative actions to remedy the causes of these issues. While Biovail is working towards resuming full production of Cardizem LA in the fourth quarter of 2006, and addressing any shortfall in its supply of Cardizem LA to the Company during the second half of 2006, this cannot be assured. The Company is cooperating with Biovail in remedying the manufacturing issues that resulted in the supply failure. Under the terms of the Supply and Employee Agreement between Biovail and the Company, Biovail agreed to indemnify the Company for lost profits (subject to certain conditions and up to a pre-determined maximum amount) in the event of a supply failure. On September 6, 2006, the Company provided formal notification to Biovail that a supply failure has occurred and that it would seek indemnification in the event that the supply failure results in lost profits. The Company cannot provide any assurances that Biovail will be able to remedy the manufacturing issues that led to the supply failure or that Biovail’s indemnification obligations will be sufficient to cover all lost profits resulting from the supply failure. The Company also relies solely on third party suppliers to manufacture and supply adequate quantities of the finished Teveten, and Teveten HCT products. As such, the Company cannot provide any assurances that such third party suppliers will be able to produce sufficient quantities of such products to meet the Company’s requirements.
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
Wholesaler and Distributor Buying Patterns
     Wholesalers and distributors represent a substantial portion of the Company’s sales. Buying patterns of Kos’ wholesalers and distributors may vary from time to time principally as a result of pricing or seasonality. Although Kos attempts to match shipments with end-user demand, which is reflective of prescriptions for its marketed products, wholesalers (or direct customers or wholesalers) may accumulate inventory in one quarter and limit product purchases in subsequent quarters, which could have a material effect on Kos’ financial condition, cash flows and results of operations.

     During the last few years, in an effort to minimize the fluctuation of wholesaler and distributors’ buying patterns, many companies in the pharmaceutical industry have been establishing inventory management agreements, referred to as IMAs, between the manufacturers and their wholesalers and distributors.
     During the first quarter of 2006, the Company completed the execution of inventory management agreements (“IMAs”) with its three largest customers (and a few smaller customers). In addition, Kos believes that it has employed a disciplined methodology to approximately match patient demand for its marketed products to product shipments made to its other wholesale and distribution customers. The Company believes it is beneficial to enter into IMAs to establish specified levels of product inventory to be maintained by its direct customers and to obtain more precise information as to the level of Kos product inventory available throughout the product distribution channel. The Company has also entered into IMAs with certain of its other wholesalers and distributors and is considering entering into IMAs with additional wholesalers and distributors. These IMAs could impose additional costs or revenue deductions on Kos. The Company’s ability to enter into additional mutually beneficial IMAs is dependent, among other things, on its ability to negotiate acceptable agreement terms with its customers, and on the commercial success of its products. There can be no assurances that the Company will be able to successfully negotiate and enter into additional IMAs on terms acceptable to Kos with all of its other wholesale customers. If additional IMAs cannot be successfully negotiated with some of its wholesale customers, the Company may not be able to maintain existing product wholesale distribution arrangements without an active IMA and the Company’s product distribution channel, revenues, profits and cash flows may be disrupted. The Company may also be forced to reduce the number of its wholesale customers to those willing to continue distributing the Company’s products through existing wholesale distribution arrangements, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. Even if the Company is successful in entering into mutually beneficial IMAs, the Company cannot be certain that the IMAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory, that the inventory level data provided through its IMAs are accurate, or that inventory levels will match end-user demand. If speculative purchasing does occur, if inventory level data provided through IMAs is inaccurate, or if purchases do not match actual end-user demand, the Company’s business, financial condition, cash flows and results of operations may also be adversely affected. Furthermore, the Company’s current IMAs require that the respective wholesalers maintain a certain level of the Company’s inventory. As a result, this inventory level requirement resulted in a reduction of inventory in the Company’s distribution channels equivalent to approximately $30.4 million in net sales during the six months ended June 30, 2006. The Company does not believe that there will be an additional reduction in inventory with respect to these customers. However, the Company currently believes that the inventory level requirement resulting from other IMAs, if entered, may result in an additional reduction of inventory in the Company’s distribution channels equivalent to as much as $10 million in net sales during the remainder of 2006 and beyond.

Item 4. Submission of Matters to a Vote of Security Holders
     On April 27, 2006, the Company held its 2006 Annual Meeting of Shareholders in New York, New York. Only holders of record of Common Stock on March 1, 2006 (the “Record Date”) were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the shareholders at the Annual Meeting. As of the Record Date, there were 46,943,617 shares of Common Stock outstanding.
     The following matters were submitted for a vote by security holders:

Proposal 1:	To elect eleven directors of the Company to serve until the 2007 Annual Meeting of Shareholders and until their successors have been elected and qualified.
     Set forth below is information regarding the shares of Common Stock voted in the election of the eleven directors.

Name	For	Against	Withheld
Michael Jaharis	36,118,094	—	6,160,986
Daniel M. Bell	36,120,094	—	6,158,986
Robert E. Baldini	35,443,146	—	6,835,934
Adrian Adams	36,133,271	—	6,145,809
John Brademas	41,981,759	—	297,321
Kevin T. Ferro	36,118,572	—	6,160,508
Steven Jaharis	36,116,708	—	6,162,372
Nicolaos E. Madias	41,123,403	—	1,155,677
Mark Novitch	41,123,185	—	1,155,895
William D. Pruitt	41,983,823	—	295,257
Frederick B. Whittemore	41,096,040	—	1,183,040

Proposal 2:	To amend and restate the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”) (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted stock; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan.
     Set forth below is information regarding the shares of Common Stock voted to approve the amended and restated Kos Pharmaceuticals, Inc. 1996 Stock Option Plan.

Votes FOR	25,331,634
Votes AGAINST	10,199,116
Votes WITHHELD	192,304

Proposal 3:	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.
     Set forth below is information regarding the shares of Common Stock voted to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm.

Votes FOR	42,182,183
Votes AGAINST	89,298
Votes WITHHELD	7,599

Item 6 — Exhibits
     (a) Exhibits

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(2)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3(3)	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(4)	Form of Common Stock certificate of the Company.

10.1*	Development, License and Marketing Agreement by and among Jagotec AG, SkyePharma PLC, Kos Life Sciences, Inc. and Kos Pharmaceuticals, Inc. dated May 5, 2006.

10.2	Consent and Amendment No. 1 to Revolving Credit and Loan Agreement, Additional Standby Credit Facility Note and Warrant dated May 8, 2006, by and between Kos Pharmaceuticals, Inc. and Mary Jaharis (as transferee of Michael Jaharis).

10.3	Kos Incentive Plan

10.4	Form of Restricted Share Award Agreement

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on December 17, 1996, and incorporated herein by reference.

(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005, and incorporated herein by reference

(4)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 25, 1997, and incorporated herein by reference.

* Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOS PHARMACEUTICALS, INC.
Date: September 13, 2006	By:	/s/ Adrian Adams
Adrian Adams, President and
Chief Executive Officer

Date: September 13, 2006	By:	/s/ Kevin P. Clarke
Kevin P. Clarke, Executive Vice
President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Development, License and Marketing Agreement by and among Jagotec AG, SkyePharma PLC, Kos Life Sciences, Inc. and Kos Pharmaceuticals, Inc. dated May 5, 2006.

10.2	Consent and Amendment No. 1 to Revolving Credit and Loan Agreement, Additional Standby Credit Facility Note and Warrant dated May 8, 2006, by and between Kos Pharmaceuticals, Inc. and Mary Jaharis (as transferee of Michael Jaharis).

10.3	Kos Incentive Plan

10.4	Form of Restricted Share Award Agreement

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Certain confidential information contained in the document has been omitted and filed separately Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.