Form 10-Q
period 2006-09-30
KOS PHARMACEUTICALS INC
filed 2006-11-09
CIK 1018952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2006

Common Stock, par value $.01 per share	47,630,852

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Niaspan®, Niaspan® Caplet Formulation, Advicor®, Teveten®, Teveten® HCT, Azmacort® and Simcor® are registered trademarks of Kos Life Sciences, Inc., a wholly owned subsidiary of Kos Pharmaceuticals, Inc.
Cardizem® LA is a registered trademark of Biovail Laboratories International SRL.
Flutiform™ is a trademark of Jagotec AG (U.S. trademark registration currently pending at the U.S. Patent and Trademark Office).

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(as restated,
		see Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$542,493	$412,736
Marketable securities	1,193	—
Trade accounts receivable, net	123,819	111,652
Inventories, net	24,762	20,748
Prepaid expenses and other current assets	20,552	20,555
Current deferred tax asset, net	46,706	36,775

Total current assets	759,525	602,466
Fixed Assets, net	43,749	28,745
Investment	15,809	12,782
Goodwill	2,300	2,300
Long-Term Deferred Tax Asset, net	59,824	33,591
Intangible Assets, net	205,317	228,530
Other Assets	3,465	5,441

Total assets	$1,089,989	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,146	$25,112
Accrued expenses	233,140	183,764
Advance payment received on license agreement, net of amortized amount	2,000	1,625
Current portion of capital lease obligations	106	138

Total current liabilities	255,392	210,639

Long-Term Liabilities:
Advance payment received on license agreement, net of current portion	10,090	13,162
Note payable to shareholder	30,000	—
Other long-term liabilities	8,285	7,889
Capital lease obligations, net of current portion	—	71

Total long-term liabilities	48,375	21,122

Commitments and Contingencies (Note 16)

Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 47,446,767 and 46,861,818 shares issued and outstanding as of September 30, 2006 (unaudited) and December 31, 2005, respectively	474	469
Additional paid-in capital	723,375	667,568
Retained earnings	59,857	13,435
Accumulated other comprehensive income	2,516	622

Total shareholders’ equity	786,222	682,094

Total liabilities and shareholders’ equity	$1,089,989	$913,855

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated,		(as restated,
		see Note 2)		see Note 2)
Net sales	$238,013	$204,382	$629,810	$533,930
Licensing revenue	2,920	713	5,578	3,854

Total revenue	240,933	205,095	635,388	537,784

Cost of sales (excludes Azmacort developed and core technology amortization of $4.9 million and $14.7 million for the three and nine months ended September 30, 2006, respectively, and $3.4 million and $10.3 million for the three and nine months ended September 30, 2005, respectively; see Note 9)	28,275	26,042	77,109	56,072

	212,658	179,053	558,279	481,712

Operating Expenses:
Research and development	34,165	26,151	128,564	83,609
Selling, general and administrative	127,666	99,519	373,226	268,346

Total operating expenses	161,831	125,670	501,790	351,955

Income from operations	50,827	53,383	56,489	129,757

Other (Income) Expense:
Other expense	11	1	70	73
Interest income, net	(6,370)	(2,130)	(16,093)	(5,027)
Interest expense-related party	533	—	818	520
Interest expense, other	58	26	107	62

Total other income	(5,768)	(2,103)	(15,098)	(4,372)

Income before provision for income taxes	56,595	55,486	71,587	134,129

Provision for income taxes	21,302	19,850	25,165	45,269

Net income	$35,293	$35,636	$46,422	$88,860

Basic earnings per share of Common Stock	$0.74	$0.77	$0.98	$2.09
Diluted earnings per share of Common Stock	0.71	0.72	0.95	1.87

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	47,424	45,995	47,227	42,506
Diluted	50,326	49,621	49,532	47,818
The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(as restated, see Note 2)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2005	46,862	$469	$667,568	$13,435	$622	$682,094

Common Stock issued to employees under Kos Savings Plan	44	—	1,959	—	—	1,959
Compensation cost of share-based payments	—	—	35,705	—	—	35,705
Tax benefit of stock option exercises	—	—	4,916	—	—	4,916
Issuance of Common Stock to employees under stock purchase plan	105	1	3,898	—	—	3,899
Exercise of stock options	436	4	9,329	—	—	9,333
Comprehensive income:
Unrealized gain on investment, net of taxes of $1,100	—	—	—	—	1,904	1,904
Unrealized loss on marketable securities	—	—	—	—	(10)	(10)
Net income	—	—	—	46,422	—	46,422

Total comprehensive income						48,316

Balance at September 30, 2006 (unaudited)	47,447	$474	$723,375	$59,857	$2,516	$786,222

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(as restated,
		see Note 2)
Cash Flows from Operating Activities:
Net income	$46,422	$88,860
Adjustments to reconcile net income to net cash provided by operating activities–
Provision for doubtful accounts	277	96
Depreciation	6,364	4,228
Amortization of intangible assets	23,213	15,411
Provision for inventory obsolescence	1,802	654
Loss on disposal of fixed assets	55	29
Common Stock issued to employees under Kos Savings Plan	1,959	1,552
Compensation cost of share-based payments	35,705	8,127
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000	4,000
Write-off of generic Niaspan inventory	—	1,327
Deferred income tax benefit	(36,937)	(7,095)
Recognition of deferred revenue under license agreement	(2,510)	(3,003)
Reimbursement recognized under license agreement	(187)	(187)
Tax benefit of share-based payments	834	34,671
Write-off of acquired in-process research and development	—	2,800
Changes in operating assets and liabilities:
Trade accounts receivable	(12,444)	(72,672)
Inventories	(5,816)	(7,855)
Prepaid expenses and other current assets	3	(3,493)
Deferred tax assets	(350)	—
Other assets	—	3
Accounts payable	(4,966)	14,422
Accrued expenses	49,376	57,957
Other liabilities	396	1,827

Net cash provided by operating activities	107,196	141,659

Cash Flows from Investing Activities:
Product and intangible acquisition	—	(109,997)
Investment in Arisaph Pharmaceuticals, Inc.	(4,000)	(4,000)
Purchase of marketable securities	(3,592)	(5,913)
Sales of marketable securities	2,389	4,650
Capital expenditures and deposits on fixed assets to be acquired	(19,447)	(8,467)

Net cash used in investing activities	(24,650)	(123,727)

Cash Flows from Financing Activities:
Excess tax benefit from share-based payments	4,082	—
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	3,899	3,199
Borrowings under Note Payable to Shareholder	30,000	—
Net proceeds from exercise of stock options	9,333	41,628
Payments under capital lease obligations	(103)	(99)

Net cash provided by financing activities	47,211	44,728

Net increase in cash and cash equivalents	129,757	62,660

Cash and Cash Equivalents, beginning of period	412,736	258,703

Cash and Cash Equivalents, end of period	$542,493	$321,363

The accompanying notes are an integral part of these financial statements.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The condensed consolidated financial statements included herein have been prepared by Kos Pharmaceuticals, Inc. and Subsidiaries (the “Company” or “Kos”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the nine-month period ended September 30, 2006, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ending December 31, 2006. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2005.
2. Restatement
     Following the end of the second quarter of 2006, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the SEC relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. Based on its review, the Company determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” (“FIN 44”) relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. Additionally, as required by FIN 44, it was determined that certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarters ended March 31, 2006, September 30, 2005, June 30, 2005, and March 31, 2005.
     The restatement of the Company’s consolidated financial statements resulted in additional expense related to stock options as follows (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Compensation expense	$1,469	$4,407
Compensation expense, net of tax	1,007	3,021
     The following condensed consolidated balance sheets, statements of operations, statements of changes in shareholders’ equity and statements of cash flows reconcile the previously reported and restated financial information.

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$412,736	$—	$412,736
Marketable securities	—	—	—
Trade accounts receivable, net	111,652	—	111,652
Inventories, net	20,748	—	20,748
Prepaid expenses and other current assets	20,555	—	20,555
Current deferred tax asset, net	36,775	—	36,775

Total current assets	602,466	—	602,466
Fixed Assets, net	28,745	—	28,745
Investment	12,782	—	12,782
Goodwill	2,300	—	2,300
Long-Term Deferred Tax Asset, net	29,490	4,101	33,591
Intangible Assets, net	228,530	—	228,530
Other Assets	5,441	—	5,441

Total assets	$909,754	$4,101	$913,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,112	$—	$25,112
Accrued expenses	183,398	366	183,764
Advance payment received on license agreement, net of amortized amount	1,625	—	1,625
Current portion of capital lease obligations	138	—	138

Total current liabilities	210,273	366	210,639

Long-Term Liabilities:
Advance payment received on license agreement, net of current portion	13,162	—	13,162
Other long-term liabilities	7,889	—	7,889
Capital lease obligations, net of current portion	71	—	71

Total long-term liabilities	21,122	—	21,122

Shareholders’ Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized, 46,861,818 shares issued and outstanding	469	—	469
Additional paid-in capital	650,793	16,775	667,568
Retained earnings	26,475	(13,040)	13,435
Accumulated other comprehensive income	622	—	622

Total shareholders’ equity	678,359	3,735	682,094

Total liabilities and shareholders’ equity	$909,754	$4,101	$913,855

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$204,382	$—	$204,382
Licensing revenue	713	—	713

Total revenue	205,095	—	205,095

Cost of sales (excludes Azmacort developed and core technology amortization of $3.4 million for the three months ended September 30, 2005)	25,980	62	26,042

	179,115	(62)	179,053

Operating Expenses:
Research and development	25,809	342	26,151
Selling, general and administrative	98,454	1,065	99,519

Total operating expenses	124,263	1,407	125,670

Income (loss) from operations	54,852	(1,469)	53,383

Other (Income) Expense:
Interest income, net	(2,130)	—	(2,130)
Interest expense-related party	—	—	—
Interest expense, other	26	—	26
Other expense, net	1	—	1

Total other income	(2,103)	—	(2,103)

Income (loss) before provision for / (benefit from) income taxes	56,955	(1,469)	55,486

Provision for / (benefit from) income taxes	20,312	(462)	19,850

Net income (loss)	$36,643	$(1,007)	$35,636

Basic earnings per share of Common Stock	$0.80	$(0.03)	$0.77
Diluted earnings per share of Common Stock	0.74	(0.02)	0.72

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	45,995		45,995
Diluted	49,635		49,621

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net sales	$533,930	$—	$533,930
Licensing revenue	3,854	—	3,854

Total revenue	537,784	—	537,784

Cost of sales (excludes Azmacort developed and core technology amortization of $6.9 million for the nine months ended September 30, 2005)	55,886	186	56,072

	481,898	(186)	481,712

Operating Expenses:
Research and development	82,583	1,026	83,609
Selling, general and administrative	265,151	3,195	268,346

Total operating expenses	347,734	4,221	351,955

Income (loss) from operations	134,164	(4,407)	129,757

Other (Income) Expense:
Interest income, net	(5,027)	—	(5,027)
Interest expense-related party	520	—	520
Interest expense, other	62	—	62
Other expense, net	73	—	73

Total other income	(4,372)	—	(4,372)

Income (loss) before provision for / (benefit from) income taxes	138,536	(4,407)	134,129

Provision for / (benefit from) income taxes	46,655	(1,386)	45,269

Net income (loss)	$91,881	$(3,021)	$88,860

Basic earnings per share of Common Stock	$2.16	$(0.07)	$2.09
Diluted earnings per share of Common Stock	1.93	(0.06)	1.87

Weighted average shares of Common Stock and Common Stock equivalents outstanding:
Basic	42,506		42,506
Diluted	47,860		47,818

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

KOS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Cash Flows from Operating Activities:
Net income	$91,881	$(3,021)	$88,860
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for doubtful accounts	96	—	96
Depreciation	4,228	—	4,228
Amortization of intangible assets	15,411	—	15,411
Provision for inventory obsolescence	654	—	654
Loss on disposal of fixed assets	29	—	29
Common Stock issued to employees under Kos Savings Plan	1,552	—	1,552
Compensation cost on consultant stock options	2,557	—	2,557
Compensation cost of share-based payments	1,163	4,407	5,570
Write-off of investment in Arisaph Pharmaceuticals, Inc.	4,000	—	4,000
Write-off of generic Niaspan inventory	1,327	—	1,327
Deferred income tax benefit	(6,369)	(726)	(7,095)
Recognition of deferred revenue under license agreement	(3,003)	—	(3,003)
Reimbursement recognized under license agreement	(187)	—	(187)
Tax benefit from share-based payments	35,606	(935)	34,671
Write-off of acquired in-process research and development	2,800	—	2,800
Changes in operating assets and liabilities:
Trade accounts receivable	(72,672)	—	(72,672)
Inventories	(7,855)	—	(7,855)
Prepaid expenses and other current assets	(3,493)	—	(3,493)
Other assets	3	—	3
Accounts payable	14,422	—	14,422
Accrued expenses	57,682	275	57,957
Other liabilities	1,827	—	1,827

Net cash provided by operating activities	141,659	—	141,659

Cash Flows from Investing Activities:
Purchase of intangible acquisition	(109,997)	—	(109,997)
Investment in Arisaph Pharmaceuticals, Inc.	(4,000)	—	(4,000)
Purchase of marketable securities	(1,263)	—	(1,263)
Capital expenditures and deposits on fixed assets to be acquired	(8,467)	—	(8,467)

Net cash used in investing activities	(123,727)	—	(123,727)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to employees under Stock Purchase Plan	3,199	—	3,199
Net proceeds from exercise of stock options	41,628	—	41,628
Payments under capital lease obligations	(99)	—	(99)

Net cash provided by financing activities	44,728	—	44,728

Net increase in cash and cash equivalents	62,660	—	62,660

Cash and Cash Equivalents, beginning of period	258,703	—	258,703

Cash and Cash Equivalents, end of period	$321,363	$—	$321,363

3. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounted for stock option awards and shares granted under the Company’s share-based payment plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and, prospectively, for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In accordance with the modified prospective method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in the Company recording $11.5 million and $35.7 million of share-based compensation for the three and nine months ended September 30, 2006, respectively. See Note 14 for further detail regarding the impact of SFAS 123R to the Company’s condensed consolidated financial statements.
     Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123R, the Company revised the statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as cash flows from financing activities. Such benefits are presented as a component of cash flows from operating activities for periods prior to the nine months ended September 30, 2006.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows, for the three and nine months ended September 30, 2006.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions within the scope of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in fiscal year 2007. The Company is currently in the process of evaluating the effects of this new accounting standard, therefore its effects on the Company’s financial position, results of operations or cash flows are not currently known or reasonably estimable.
4. Reporting of Comprehensive Income or Loss
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and displaying of comprehensive income or loss and the related components in a full set of financial statements. In addition to reported net income or loss, comprehensive income or loss includes revenues, expenses, gains and losses that are not included in reported net income or loss but rather are recorded directly in stockholders’ equity, such as certain unrealized gain or loss items. Comprehensive income for the three and nine months ended September 30, 2006, was $32.2 million and $48.3 million, respectively, and included $3.1 million of unrealized losses, net of tax, and $1.9 million of unrealized gains, net of tax, for the three and nine months ended September 30, 2006, respectively, on an investment in Jerini AG and certain other items. Comprehensive income for the three and nine months ended September 30, 2005, was $35.6 million and $88.9 million, respectively.
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
     The Company’s effective tax rate was 37.6% and 35.2% for the three and nine months ended September 30, 2006, respectively, as compared to an effective tax rate of 35.8% and 33.8% for the three and nine months ended September 30, 2005. The Company’s tax rate is impacted by the change in the mix of income attributed to the Company’s affiliated subsidiaries and the resulting filings in state jurisdictions, as well as changes in tax reserve components related to the Company’s tax positions.

     As of September 30, 2006, the Company had approximately $1.3 million of federal and state tax effected NOLs available to offset future income tax. These NOLs will expire between 2007 and 2025. Net deferred tax assets, as of September 30, 2006 and December 31, 2005, totaled approximately $106.5 million and $70.4 million, respectively. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		(as restated,		(as restated,
	2006	see Note 2)	2006	see Note 2)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net income	$35,293	$35,636	$46,422	$88,860
Interest expense from convertible debt	330	—	507	520

Diluted net income	$35,623	$35,636	$46,929	$89,380

Denominator:
Basic weighted average number of shares outstanding	47,424	45,995	47,227	42,506
Effect of dilutive securities:
Stock options	2,171	3,548	1,896	2,858
Non-detachable warrants (See Note 13)	632	—	329	2,407
Restricted stock	60	—	40	—
Other Common Stock warrants	39	78	40	47

Diluted weighted average number of shares outstanding	50,326	49,621	49,532	47,818

Basic earnings per share of Common Stock	$0.74	$0.77	$0.98	$2.09
Diluted earnings per share of Common Stock	0.71	0.72	0.95	1.87
     The calculation of weighted average shares outstanding for the three and nine months ended September 30, 2006, excludes 3.7 million shares and 3.6 million shares, respectively, of outstanding stock options because their impact is antidilutive. For the three months and nine months ended September 30, 2005, 0.1 million shares and 1.2 million shares, respectively, of outstanding stock options were also excluded from the calculation of weighted average shares outstanding because their impact is antidilutive.
7. Inventories, net
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$1,843	$3,294
Work in process	9,534	4,074
Finished goods	13,385	13,380

Total inventories, net	$24,762	$20,748

     The Company had reserves for inventory obsolescence of $2.0 million and $0.6 million as of September 30, 2006 and December 31, 2005, respectively.
     The Company records pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. In addition, the Company must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that the Company can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life.
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

     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that, among other things, marketable equity and debt securities classified as available-for-sale be carried at fair value, with unrealized gains and losses reported directly in other comprehensive income or loss. The cost related to investments available-for-sale is determined utilizing the specific identification method. The Jerini Investment is classified as an available-for-sale security and was recorded at its fair value of $15.8 million and $12.8 million under Investment in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively. For the three months ended September 30, 2006, the Company recorded as comprehensive loss $3.1 million of unrealized loss related to the Jerini Investment, net of $1.9 million in taxes. For the nine months ended September 30, 2006, the Company recorded as comprehensive income $1.9 million of unrealized gain related to the Jerini Investment, net of $1.1 million in taxes.
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

     Although the product had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved were manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. If the technological and regulatory challenges are overcome, approval of the Azmacort HFA formulation by the FDA could occur as early as 2010.
     On May 2, 2005, the Company entered into a strategic commercialization and research and development alliance with Biovail Corporation and certain of its affiliates (“Biovail”) in the area of cardiovascular disease (the “Biovail Agreements”). Pursuant to the Biovail Agreements, the Company acquired rights to the Teveten and Teveten HCT products (collectively, the “Teveten Products”), and obtained exclusive sales and marketing rights to the Cardizem LA product in the United States. In addition, the Company obtained commercial rights to a combination product of Cardizem LA and enalapril (the “Cardizem Combination Product”) but recently notified Biovail of its desire to discontinue its involvement with the Cardizem Combination Product. In light of Kos’ notification, Biovail subsequently terminated the development of the Cardizem Combination Product. The Company has the right of first negotiation to two other research and development projects in the cardio/metabolic disease area. In conjunction with the Biovail Agreements, the Company hired 184 Biovail employees, approximately 150 of whom were sales territory managers.
     Under the terms of the Biovail Agreements, Kos paid Biovail approximately $106.0 million in cash and pays royalties on sales of the Teveten Products. Kos currently obtains the Cardizem LA product from Biovail. The Company obtains the Teveten Products from Solvay Pharmaceutical Marketing and Licensing AG.
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

     The $2.8 million value assigned to the Cardizem Combination Product in-process research and development of the acquired assets was recorded as a research and development expense in the accompanying consolidated statement of income for the nine months ended September 30, 2005 (the “Cardizem Combination Product In-process R&D Write-off”). The Cardizem Combination Product In-process R&D Write-off resulted in the Company also recording a $1.0 million deferred tax benefit to account for the difference between the book and tax basis of accounting for this write-off.
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
     On November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate is responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma. In July 2006, KLS and Jerini made the joint determination not to pursue the development of Icatibant in the RAIL indication. Under the Jerini Agreement, KLS or its affiliate is also responsible for the regulatory affairs relating to RAIL and asthma, is required to make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate has the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma. The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.
     On May 5, 2006, KLS and Jagotec AG (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement which granted KLS the marketing and distribution rights in the United States of Jagotec’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed-dose combination in a HydroFluroAlkane metered dose inhaler. In connection with the Flutiform Agreement, KLS made an upfront licensing payment of $25.0 million, which is included in the accompanying condensed consolidated statements of income as “Research and development” expense for the nine months ended September 30, 2006, due to the developmental stage of this product. Under the terms of the Flutiform Agreement, there may be additional payments to Jagotec upon the completion of specific milestones, which, if achieved, could result in Jagotec receiving up to an additional $140.0 million.
     As provided by the Flutiform Agreement, Jagotec will retain the commercial rights to Flutiform outside the United States and will continue to be responsible for Flutiform’s Phase III clinical trials and regulatory approval in the United States. Jagotec will also be responsible for the supply of the product. KLS will be responsible for the distribution, marketing and sales of the product in the United States, and will make royalty payments in the mid-teens to Jagotec on sales of such product. In addition, KLS will be responsible for any planned clinical development of chronic obstructive pulmonary disease and pediatric asthma indications and any Phase IIIb and Phase IV studies. KLS also has the right of first negotiation to obtain an exclusive license from Jagotec in Canada for purposes of commercializing Flutiform in Canada. The term of the Flutiform Agreement shall continue, subject to other terms, conditions and provisions regarding early termination, until the expiration of the last valid patent covering Flutiform in the United States, provided that KLS shall have the right to extend the term of the Flutiform Agreement under certain circumstances.
     Intangible assets consist of the following:

	September 30, 2006 (unaudited)			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)			(in thousands)
Developed and Core Technology	$198,829	$(44,609)	$154,220	$198,829	$(27,622)	$171,207
Supply Contract	4,050	(2,025)	2,025	4,050	(1,418)	2,632
Other Intangibles	241	(126)	115	241	(88)	153
Trademarks*	6,541	—	6,541	6,541	—	6,541
Sales and Marketing Rights	49,000	(9,834)	39,166	49,000	(4,628)	44,372
Manufacturing Rights	4,000	(750)	3,250	4,000	(375)	3,625

Total	$262,661	$(57,344)	$205,317	$262,661	$(34,131)	$228,530

*	Indefinite-lived intangible assets
     The Company calculates amortization of intangible assets based on a straight-line method using estimated lives ranging from five to 22 years. The Company recorded amortization expense related to its intangible assets of $7.7 million and $23.2 million for the three and nine months ended September 30, 2006, respectively, and $6.3 million and $15.4 million for the three and nine months ended September 30, 2005, respectively. Amortization expense of intangible assets is currently estimated to be $31.0 million for each of the years from 2006 through 2008, $30.3 million for 2009 and $30.1 million for each of the years 2010 and 2011.
     Except for amortization related to the Azmacort developed and core technology intangible asset, the Company records amortization expense related to its intangible assets as cost of sales. The Company does not allocate to cost of sales the amortization charges related to the Azmacort developed and core technology intangible asset because such amortization is not clearly related to the production of the Azmacort product as it also pertains to components related to Kos’ ability to conduct further research and development, for which the Company is primarily responsible, and market and sell the Azmacort product. Amortization charges related to the Azmacort developed and core technology intangible asset were $4.9 million and $14.7 million for the three and nine months ended September 30, 2006, respectively, and $3.4 million and $10.3 million for the three and nine months ended September 30, 2005, respectively. Such amortization charges for the Azmacort developed and core technology are included under “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of income.
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
     During 2006, the Company completed the execution of inventory management agreements (“IMAs”) with its three largest customers (and a few smaller customers). These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by its top three customers. The IMAs provide that distributors maintain a certain level of product inventory based on projected future demand. Accordingly, during the nine months ended September 30, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $30.4 million decrease in product sales for the nine months ended September 30, 2006.
11. Advance Payments Received on License Agreement
     On October 23, 2002, the Company signed an exclusive international commercialization agreement with Merck KGaA to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan (the “Merck Agreement”). Under terms of the Merck Agreement, Merck KGaA will provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck KGaA, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Through September 30, 2006, Kos has received $20.0 million in upfront, reimbursement, and milestone payments from Merck KGaA, including $15.0 million of upfront and reimbursement payments. Merck KGaA is responsible for conducting Phase IV clinical studies and commercialization activities. Kos is responsible for obtaining initial marketing authorization in all major European countries, for the supply and manufacture of the products, and for certain critical marketing-related functions. Kos’ manufacturing commitment to Merck KGaA is a pervasive element of the Merck Agreement as Merck KGaA is dependent on Kos’ continuing involvement and commitment to manufacture and supply the Niaspan and Advicor products. Furthermore, Kos is responsible for ensuring the quality of the products and for maintaining a worldwide database of adverse events of the products that it manufactures for Merck KGaA. The critical marketing-related services provided by Kos include: active participation in the planning of commercialization efforts by Merck KGaA, the sharing, review and dissemination of information pertaining to safety and tolerability of the Niaspan and Advicor products, and the development, registration, and maintenance of trademarks for Niaspan and Advicor on a worldwide basis, as requested by Merck KGaA.
     On September 6, 2006, the Company entered into an amendment (the “Amendment”) to the Merck Agreement. Under the Amendment, Advicor was removed from the Merck Agreement in all respects and $3.8 million of previously refundable upfront payments received by Kos were made nonrefundable. All other terms of the Merck Agreement remain in place with respect to Niaspan.
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

     Under the proportional-performance method, the Company recorded $1.8 million and $2.5 million of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement during the three and nine months ended September 30, 2006, respectively. For the same periods in 2005, the Company recorded $0.3 million and $3.0 million, respectively, of licensing revenue associated with the amortization of upfront and milestone payments received pursuant to the Merck Agreement under the proportional-performance method. The Company also recorded offsets to research and development expenses of $0.1 million and $0.2 million for the three and nine months ended September 30 2006, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, pursuant to the Merck Agreement.
     The Company expects to continue to recognize as revenue or as an offset to research and development expenses, over the remaining term of the Merck Agreement, the upfront, reimbursement and milestones payments received from Merck KGaA. Included in “Advance payment received on license agreement, net of amortized amount” in the accompanying consolidated balance sheet as of September 30, 2006 and December 31, 2005, are $12.1 million and $14.8 million, respectively, related to upfront, reimbursement and milestone payments received from Merck KGaA that are expected to be recognized as licensing revenue or as an offset to research and development expenses in future periods.
12. Accrued Expenses
     The components of accrued expenses are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Managed care rebates and chargebacks	$91,545	$70,618
Royalties	44,986	29,670
Income taxes payable	34,334	20,212
All other	62,275	63,264

Total accrued expenses	$233,140	$183,764

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
     On May 8, 2006, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 7.0 million shares of the Company’s Common Stock (the “Shares”) through open market purchases (including through Rule 10b5-1 plans) and privately negotiated transactions, at times and in such amounts as management deems appropriate. On May 12, 2006, the Company borrowed $30.0 million under the Additional Standby Facility in connection with the Board of Director’s approval of the share repurchase program, the proceeds of which were intended to be used to repurchase Shares. Under the Additional Standby Facility, the repurchase of Common Stock by the Company or the issuance of additional debt or equity securities by the Company requires the consent of the Lender. The Lender has consented to the repurchase of Common Stock under the share repurchase program and also consented (which consent expired on July 31, 2006) to the Company entering into additional third party financing. The Company has not entered into such financing arrangements with third parties and has not repurchased any Shares under the repurchase program. The Company and the Lender also amended the terms of the Additional Standby Facility to change the rate of interest on loans thereunder from the prime rate (8.25% at September 30, 2006) to a rate equal to 30 day LIBOR plus 160 basis points (6.92% at September 30, 2006). In addition, the Additional Standby Facility provided that the exercise price for the Warrant be determined based upon the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the first advance under the Additional Standby Facility. The parties amended the terms of the Additional Standby Facility to provide that the exercise price of the Warrant be the higher of (a) the closing bid price of the Company’s Common Stock as reported on NASDAQ on May 12, 2006 and (b) the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding May 12, 2006 (the “Exercise Price”). The amendment also provided that the number of shares subject to the Warrant be reduced from 1,000,000 shares to the number of shares obtained by dividing $30 million by the Exercise Price. In connection with the May 12, 2006, borrowing by the Company under the Additional Standby Facility, the Exercise Price of the Warrant was set at $47.46 per share. Accordingly, as of September 30, 2006, borrowings under the Additional Standby Facility are convertible into 632,111 shares of the Company’s Common Stock.
     The Company recorded $0.5 million and $0.8 million of interest expense related to its credit facilities with Mr. Jaharis and his transferees for the three and nine months ended September 30, 2006, respectively. The Company recorded $0.5 million of interest expense related to Mr. Jaharis and his transferees for the nine months ended September 30, 2005.
14. Compensation Cost for Stock Options Issued to Employees
     In December 2004, the FASB issued SFAS 123R, which requires measurement of all stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. The SFAS 123R compensation cost is dependent upon various variable inputs such as the market value of the Company’s shares of Common Stock, the volatility of the Company’s shares of Common Stock, the expected life of stock option grants, the number of options granted, and forfeiture rates for stock options under the Kos Incentive Plan (the “Incentive Plan”).
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and, prospectively, for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and nine months of 2005 has been disclosed previously in the Company’s notes to its financial statements under provisions of SFAS 148. The previously-disclosed pro forma information is presented below (as restated – see Note 2).

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(as restated, see Note 2)
	(in thousands, except
	per share data)
Net income:
As reported	$35,636	$88,860
Compensation expense under APB 25, net of taxes	1,007	3,692
Stock-based employee compensation expense under fair value method, net of taxes	(5,907)	(18,846)

Pro forma	$30,736	$73,706

Net income per share:
As reported:
Basic	$0.77	$2.09
Diluted	0.72	1.87
Pro forma:
Basic	$0.67	$1.73
Diluted	0.63	1.56
Number of shares used in calculation:
As reported:
Basic	45,995	42,506
Diluted	49,621	47,818
Pro forma:
Basic	45,995	42,506
Diluted	48,770	47,196
     In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will re-evaluate use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company previously estimated forfeitures in the expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS 123R. During the three and nine months ended September 30, 2006, the Company recognized gross compensation cost under SFAS 123R of $11.5 million and $35.7 million, respectively. The total income tax benefit recognized in the Company’s condensed consolidated statements of income for share-based compensation arrangements was $4.6 million and $14.3 million for the three and nine months ended September 30, 2006, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2005, respectively.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company recorded as financing cash flows $4.1 million of excess tax benefits for the nine months ended September 30, 2006.
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, but prior to the closing of its books and records for such period, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. Based on the Company’s review, the Company has determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic value of such grants. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006.

Kos Incentive Plan
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). On April 27, 2006, the Company’s shareholders approved resolutions to amend and restate the Plan (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted shares under the Plan; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan. Such Plan, as amended, is now referred to as the Kos Incentive Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive awards under the Kos Incentive Plan. Awards granted under the Kos Incentive Plan generally vest over one to four years from the date of grant. The maximum term of any option under the Kos Incentive Plan is ten years. Options generally expire within 30 days of termination of employment, with certain exceptions and where individuals continue to maintain a consulting or other relationship with the Company. The Kos Incentive Plan is administered by the Company’s Compensation and Stock Option Committee. The compensation expense recognized in connection with options granted under the Kos Incentive Plan for the three and nine months ended September 30, 2006 was $10.1 million and $32.7 million, respectively, and $3.3 million and $8.1 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, approximately 4,820,270 shares of Common Stock remain available for future grants under the Kos Incentive Plan.
     A summary of the Kos Incentive Plan activity for stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in thousands)
Outstanding, December 31, 2005	10,094	$33.86
Granted	723	43.10
Exercised	(436)	21.88
Canceled	(763)	43.21

Outstanding, September 30, 2006	9,618	$35.15	6.0 years	$137,249

Vested and expected to vest, September 30, 2006	8,103	$34.83	6.9 years	$118,223

Exercisable, September 30, 2006	5,224	$30.05	6.0 years	$101,189

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
     The significant assumptions relating to the valuation of the Company’s Common Stock options for the three months ended September 30, 2006 and 2005, were as follows:

	September 30,
	2006	2005
Expected life	6 years	5 years
Risk free interest rate	4.59%	3.81%
Expected volatility	46.6%	52.7%
Expected dividend yield	—	—
     Based on calculations using the Black-Scholes option valuation model, the weighted average fair value of options granted at market was $27.78 and $17.84 during the nine months ended September 30, 2006 and 2005, respectively. The weighted average fair value of options granted in-the-money was $27.02 and $34.23 during the nine months ended September 30, 2006 and 2005, respectively. The weighted average exercise price of options granted at market was $43.10 and $48.81 during the nine months ended September 30, 2006 and 2005, respectively. The weighted average exercise price of options granted in-the-money was $43.09 and $38.35 during the nine months ended September 30, 2006 and 2005, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006, was $0.3 million and $11.1 million, respectively, compared to $29.2 million and

$90.9 million for the three and nine months ended September 30, 2005, respectively.
     At September 30, 2006, there was $61.9 million of unrecognized compensation expense related to unvested share-based Common Stock option awards granted under the Kos Incentive Plan. This expense is expected to be recognized over a weighted average period of 1.6 years. During the first quarter of 2006, the Company modified its equity-based component of employee and director compensation to include restricted Common Stock awards and reduce Common Stock options. The restricted Common Stock grants vest 25% on each anniversary date of the grant. Therefore, as of September 30, 2006, none of these restricted stock awards had vested. A summary of the Company’s nonvested shares activity for the nine months ended September 30, 2006 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested, December 31, 2005	—	$—
Granted	396,761	42.65
Vested	—	—
Canceled	(22,364)	45.26

Outstanding, September 30, 2006	374,397	$45.59

     The value of the restricted Common Stock is being amortized on a straight-line basis over their vesting period. Amortization of the fair value of the restricted Common Stock for the three and nine months ended September 30, 2006, was $1.1 million and $2.1 million, respectively, and has been included in the Company’s results of operations for such periods. As of September 30, 2006, estimated future compensation expense associated with unvested restricted Common Stock, net of forfeitures, is $11.5 million. This expense is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (“ESPP”) allows for a maximum of 1.0 million shares of Common Stock to be purchased by participating employees. As of September 30, 2006, 167,342 shares of Common Stock remained available for purchase under the ESPP. The plan operates in six-month offering periods, commencing on January 1st and July 1st of each year. The purchase price of the Common Stock is 15% less than the closing price of the stock on either the first or last day of the offering period, whichever is lower. The Company issued a total of 104,960 shares of Common Stock in connection with the ESPP during the nine months ended September 30, 2006. The compensation expense included in the Company’s results of operations in connection with the ESPP for the three and nine months ended September 30, 2006, was $0.3 million and $0.9 million, respectively.
15. Related Party Transactions
     The Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) and a related license agreement (the “License Agreement”), each dated November 8, 2004, with Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”). Arisaph is controlled by a limited partnership (the “Arisaph Limited Partnership”) formed by the wife of Michael Jaharis, the Company’s founder and Chairman Emeritus of the Company’s Board of Directors. At the time the agreements were executed, Mr. Jaharis directly controlled Arisaph. Under the Sponsored Research Agreement, Arisaph has agreed to perform research on behalf of the Company relating to the design and synthesis of molecules to increase high-density lipoprotein cholesterol (the “Field”). The Sponsored Research Agreement, as amended on October 1, 2005, expires on December 31, 2006, and provides for total payments by the Company during the extended term of $3.8 million. Arisaph commenced the sponsored research in 2003 in anticipation of the execution of the definitive agreements. The Company paid $0.2 million to Arisaph in 2003, $0.9 million in 2004, $0.8 million in 2005 and $1.6 million during the nine months ended September 30, 2006, in connection with the Sponsored Research Agreement. Under the License Agreement, Arisaph granted to the Company the right to obtain exclusive, worldwide, royalty-bearing rights to all intellectual property in the Field developed during the term of the Sponsored Research Agreement that ultimately is embodied in a patent claim, and non-exclusive rights to all other intellectual property (e.g., methods, processes, trade secrets and technical data) in the Field developed during the term of the Sponsored Research Agreement that is not otherwise the subject of, or embodied in, a patent claim. During the term of the Sponsored Research Agreement, Arisaph may not use the non-exclusive intellectual property in the Field for commercial purposes. Following termination of the Sponsored Research Agreement, Arisaph will pay to the Company royalties on income earned by Arisaph from the commercialization of any such non-exclusive intellectual property within the Field. Arisaph conducts the sponsored research on behalf of the Company pursuant to its sponsored research and license agreements with Tufts University.

     On February 1, 2005, the Company paid $4.0 million of a proposed aggregate $8.0 million investment in Arisaph through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). On August 1, 2006, as a result of Arisaph’s satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities, the Company purchased an additional $4.0 million of Series F Preferred Stock. Upon completion of the additional $4.0 million investment and after taking into consideration the size of the Arisaph stock option plan, Kos owns approximately 24% fully diluted ownership interest in Arisaph. The Arisaph Limited Partnership invested an additional $8.0 million on similar terms and conditions as the Kos investment as part of a $16.0 million round of financing for Arisaph. The Arisaph Limited Partnership currently owns or has the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has also appointed Dr. Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors.
     After considering the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos as of September 30, 2006. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries”, which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off each $4.0 million investment tranche in Arisaph. The accompanying condensed consolidated statements of income include, as research and development expense, each $4 million-write-off associated with the Company’s investments in Arisaph during the three and nine months ended September 30, 2006 and during the nine months ended September 30, 2005.
     In connection with the closing of Kos’ investment in Arisaph, Christopher P. Kiritsy accepted the position of President and Chief Executive Officer of Arisaph and resigned, effective May 20, 2005, from his position with the Company as Executive Vice President, Corporate Development and Chief Financial Officer. Mr. Juan F. Rodriguez, the Company’s current Senior Vice President, Controller and Corporate Administration, was named Interim Chief Financial Officer upon Mr. Kiritsy’s departure, until November 1, 2005, when Mr. Kevin P. Clarke was named Executive Vice President, Chief Financial Officer. Effective with Mr. Kiritsy’s employment termination, the Company and Mr. Kiritsy entered into a two-year consulting arrangement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kiritsy receives an annual $5,000 consulting fee; the continued vesting, over the term of the Consulting Agreement, of stock options received while Mr. Kiritsy was employed by Kos; and the reinstatement of such stock options’ expiration period (as the stock options granted to Mr. Kiritsy would have expired within 30 days of the termination of employment). As such, Mr. Kiritsy’s current vested stock options, and those that will vest through the term of the Consulting Agreement, will retain their original expiration dates. The Company recorded stock option compensation cost associated with the Consulting Agreement of $0.8 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, and $1.8 million and $2.6 million for the three and nine months ended September 30, 2005, respectively, which is included in the accompanying condensed consolidated statements of income as “Selling, general and administrative”. The Company will continue to recognize compensation cost related to these stock option awards throughout the term of the Consulting Agreement as further vesting of these stock options occurs.
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
16. Commitments and Contingencies
     On July 7, 2005, the Company received notice from Biovail that Andrx Corporation had filed with the FDA an Abbreviated New Drug Application (“ANDA”) that would, if approved, allow Andrx Corporation to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book (the “Orange Book”) as covering Cardizem LA, and that the ‘505 patent was invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
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
     On September 26, 2005, Biovail received a third Paragraph IV certification from Andrx regarding its Cardizem LA tablets, 120, 180, 240, 300, 360, and 420 mg. The certification sets forth allegations of non-infringement and invalidity of the 6,923,984 patent that is also listed in the Orange Book and owned by Biovail. No suit was brought against Andrx for infringement of the ‘984 patent.
     On September 19, 2006, a fourth patent, U.S. Patent 7,108,866, was issued to Biovail containing claims relating to Cardizem LA. Biovail subsequently listed the ‘866 patent in the Orange Book and received a fourth Paragraph IV certification from Andrx for all Cardizem LA tablet strengths via an additional amendment to Andrx’s ANDA. On October 4, 2006, a third complaint in Biovail’s name was filed in the United States District Court for the District of Delaware (Civil Action No. 06-620). The complaint averred that Andrx’s amended ANDA constituted infringement of the ‘866 patent. Civil actions 05-586, 05-730 and 06-620 have been consolidated by the Court for all purposes. Under a revised case schedule, fact and expert discovery is scheduled to close on March 23, 2007, a Markman hearing is scheduled for July 2, 2007 and trial is scheduled for January 14, 2008. These dates, however, may change.
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
     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos (the “Wisconsin Subpoena”). The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos (the “Louisiana Subpoena”). Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer prices and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8. In October 2006, Kos had a preliminary meeting with the Fraud Section of the United States Department of Justice, Criminal Division, regarding coordination of the Government’s criminal investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.
     The inquiries described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the matters discussed above. While Kos believes that it is currently in substantial compliance with health care and other laws applicable to Kos, the information requested by the investigating authorities is not limited to Kos’ current business operations or practices but extends back to 1997 in the case of the Louisiana Subpoena and 2000 in the case of the Wisconsin Subpoena. Kos has compliance measures in place that are designed to maintain compliance with regulatory requirements, but there can be no assurance that such compliance measures are, or have been, sufficient or that employees will not deviate, or have not deviated in the past, from the Company’s policies and legal requirements in such a way that it would have a material adverse effect on Kos’ ability to defend any proceedings brought by the OIG, the U.S. Department of Justice, or any qui tam relator or others. Currently, management cannot predict the timing or outcome of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, and results of operations. An adverse outcome in any one of the matters described above could result in substantial civil and/or criminal fines, other monetary damages, material changes to Kos’ business practices, and exclusion from federal healthcare programs. As a result, such matters could have a material adverse effect on the Company’s business, financial condition and results of operations.
     On April 22, 2005, the Company provided to the Federal Trade Commission and Department of Justice Anti-trust Division the notifications of the settlement with Barr Laboratories, Inc. and certain of its affiliates (“Barr”) as required under Section 1112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The settlement with Barr and the other arrangements with Barr and its affiliates may be reviewed by anti-trust enforcement agencies, such as the Federal Trade Commission and Department of Justice Anti-trust Division. There can be no assurances that governmental authorities will not seek to challenge the settlement with Barr or that a competitor, customer or other third party will not initiate a private action under antitrust or other laws challenging the settlement with Barr. The Company may not prevail in any such challenges or litigation and, in any event, may incur significant costs in the event of an investigation or in defending any action under antitrust laws.
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
     In a letter dated July 25, 2006, the Southeast Regional Office of the SEC requested documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997 to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarters ended March 31, 2006, September 30, 2005, June 30, 2005, and March 31, 2005 needed to be restated and should not be relied upon. As a result, on September 14, 2006, the Company amended its quarterly and annual reports to include restated financial results for these periods. At this time, the Company cannot predict what consequences the SEC inquiry and restatement of the Company’s financial results will have on the Company. The filing of the Company’s restated financials may not resolve the SEC inquiry into the Company’s stock option grant practices and it is possible that the Company may in the future be required to adopt different accounting for its historical stock option practices that could require further restatements of its financial statements. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry. Also, the U.S. Attorney’s Office for the District of New Jersey has made an informal inquiry into the Company’s stock option practices. In addition, the Company could become the subject of other governmental investigations or private litigation relating to these matters. Any such investigations or litigation could be costly and time consuming, and there are no assurances that they would be resolved in the Company’s favor. Considerable legal and accounting expenses related to these matters have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on the Company’s business, results of operations, and financial position.
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
     The Company was scheduled for a hearing with the NASDAQ Listing Qualifications Panel (the “Panel”) on September 21, 2006 (the “Hearing”) to appeal the determination by the NASDAQ Listing Qualifications Staff dated August 14, 2006 to delist the Company’s securities from The NASDAQ Global Select Market due to the Company’s failure to timely file its Form 10-Q for the quarter ended June 30, 2006. On September 15, 2006, the Company received a letter (the “Letter”) from the Counsel to the Panel acknowledging that the Company had filed its Form 10-Q for the quarter ended June 30, 2006. As a result, the filing delinquency of the Company was cured and the Hearing was cancelled as it was considered moot.
     On September 6, 2006, the Company provided formal notification to Biovail that a supply failure has occurred relative to Biovail’s failure to provide requested quantities of certain dosage strengths of Cardizem LA and that it would seek indemnification in the event that the supply failure results in lost profits. While Biovail is working towards resuming full production of Cardizem LA in the fourth quarter of 2006, this cannot be assured. If full production is resumed in the fourth quarter of 2006, full remediation of the shortfall in supply could occur in the first quarter of 2007. The Company is cooperating with Biovail in remedying the manufacturing issues that resulted in the supply failure. Under the terms of the Biovail Agreements, Biovail agreed to indemnify the Company for lost profits (subject to certain conditions and up to a pre-determined maximum amount) in the event of a supply failure. The Company cannot provide any assurances that Biovail will be able to remedy the manufacturing issues that led to the supply failure or that Biovail’s indemnification obligations will be sufficient to cover all lost profits resulting from the supply failure.
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
17. Subsequent Events
     As previously disclosed by the Company on a Form 8-K filed with the Commission on November 7, 2006, the Company entered into an agreement and plan of merger on November 5, 2006 (the “Merger Agreement”) with Abbott Laboratories (“Abbott”) and Abbott’s wholly-owned subsidiary, S&G Nutritionals, Inc. (“Merger Sub”), pursuant to which Abbott will commence an offer to purchase all the outstanding shares of the Company (“Company Shares”) at a purchase price of $78 per share in cash (the “Offer”). Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”). The Merger Agreement includes customary representations, warranties and covenants by the respective parties. Consummation of the Offer and the Merger are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is conditioned on Abbott acquiring a majority of the Company Shares. As the Company’s controlling shareholder, Michael Jaharis, and the other shareholders identified below, who collectively own approximately 53% of the Company Shares, have committed to tender or otherwise sell their Company Shares to Abbott in connection with the Offer, satisfaction of this condition is assured unless the Company’s Board of Directors withdraws its recommendation of the Offer in accordance with the Merger Agreement. If the Company’s Board of Directors withdraws its recommendation, then consummation of the Offer also requires that holders of a majority of the Company Shares owned by shareholders other than Michael Jaharis and the other shareholders identified below tender their shares to Abbott.

     The Merger Agreement provides that upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Abbott a termination fee of $126 million. The Merger Agreement further provides that upon the occurrence of certain events, the Company must reimburse Abbott for reasonable out-of-pocket expenses incurred in connection with the Merger Agreement, in an amount not to exceed $10 million.
     Under a Shareholders Agreement, dated as of November 5, 2006 (the “Shareholders Agreement”), among Abbott and Michael Jaharis, Mary Jaharis, Kathryn Jaharis, Steven Jaharis, Wilson Point Holdings, LP, Kos Investments, Inc., Cubs Management, LLC, Kos Holdings, Inc., Jaharis Holdings, LLC, Steven Jaharis Generational Trust, 2002 Mary Jaharis Grantor Retained Annuity Trust 2, Michael and Mary Jaharis Alaska Community Property Trust, Kathryn Jaharis and Richard Ledes Joint Account, the Jaharis Family Foundation, Inc. and Michael Steven Jaharis Trust 1 (the “Jaharis Shareholders”), the Jaharis Shareholders have committed to accept the Offer and to tender all shares of the Company beneficially owned by them, which represents approximately 35% of the Company’s outstanding shares.
     Concurrently with the closing of the Offer, pursuant to a Stock Purchase Agreement, dated as of November 5, 2006, among Abbott Laboratories, Michael Jaharis, Kathryn Jaharis, Steven Jaharis, Daniel Bell and Steven K. Aronoff (the “Stock Purchase Agreement”), Abbott has agreed to purchase 100% of the outstanding stock of Kos Investments, Inc. (“Kos Investments”), which directly and through a wholly owned subsidiary owns approximately 18% of the Company Shares. The total purchase price for Kos Investments will equal the cash amount that would otherwise have been payable in the Offer for the Company Shares owned by Kos Investments minus any liabilities of Kos Investments. Thus, the Sellers will receive the same consideration for their Shares as all shareholders in the Merger.
     On November 5, 2006, the Board of Directors authorized the Company to enter into change in control severance agreements with each member of the Company’s senior executive management team (the “Change in Control Severance Agreements”) and, a change in control severance plan covering each of the Company’s employees other than employees party to a Change in Control Severance Agreement (the “Change in Control Severance Plan”). In general, the Change in Control Severance Agreements and the Change in Control Severance Plan provide that in the event of a change in control of the Company and the termination of the covered party without “cause” (or in the event of his or her resignation for “good reason”) (as each term is defined in the respective arrangement), the employee would receive certain benefits, including lump-sum cash severance payments and vesting and accelerated vesting of options and restricted stock awards. In addition, on November 5, 2006, the Company entered into a change in control agreement with Michael Jaharis (the “Jaharis Agreement”), which, following the occurrence of a change in control of the Company, entitles Mr. Jaharis to health, welfare, and certain fringe benefits for a period of three years. In addition, the Company will make tax “gross-up” payments to address excise taxes that may be imposed under applicable tax laws.
     The foregoing descriptions of the Merger Agreement, the Shareholders Agreement, the Stock Purchase Agreement, the Change in Control Severance Agreements, the Change in Control Severance Plan, and Jaharis Agreement are qualified in their entirety by reference to the full text of such agreements (or forms thereof) filed as exhibits to the Company’s Form 8-K filed with the Commission on November 7, 2006, which are incorporated herein by reference.

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
     On September 19, 2006, U.S. Patent 7,108,866, was issued to Biovail containing claims relating to Cardizem LA. Biovail subsequently listed the ‘866 patent in the Orange Book and received a Paragraph IV certification from Andrx for all Cardizem LA tablet strengths. On October 4, 2006, a third infringement complaint in Biovail’s name was filed in the Delaware District Court. The Court has consolidated these three civil actions. Under a revised case schedule, fact and expert discovery is scheduled to close on March 23, 2007, a Markman hearing is scheduled for July 2, 2007 and trial is scheduled for January 14, 2008. These dates, however, may change.
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
     On May 5, 2006, KLS and Jagotec AG (“Jagotec”), a subsidiary of SkyePharma PLC, entered into an exclusive agreement, which granted KLS the marketing and distribution rights in the United States of Jagotec’s Flutiform product (the “Flutiform Agreement”). Flutiform is a formoterol and fluticasone fixed-dose combination in a HydroFluroAlkane metered dose inhaler. In connection with the Flutiform Agreement, KLS made an upfront licensing payment of $25.0 million, which is included in the accompanying condensed consolidated statement of income as “Research and development” expense for the nine months ended September 30, 2006. Under the terms of the Flutiform Agreement, there may be additional payments to Jagotec upon the completion of specific milestones, which, if achieved, could result in Jagotec receiving up to an additional $140.0 million.
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
     In measuring the Company’s results of operations, management’s primary focus has been on revenue growth of Niaspan, Advicor, Azmacort, Cardizem LA, and the Teveten Products, as well as net income growth. Net sales of the Company’s Niaspan and Advicor products increased to $465.1 million for the nine months ended September 30, 2006, from $403.3 million for the same period in 2005. While experiencing growth from increased prescription demand and increased prices for Niaspan and Advicor, revenues during the 2006 nine-month period were also impacted by the Company’s Inventory Management Agreements (“IMAs”), which resulted in an estimated $20.4 million inventory reduction ($15.7 million for Niaspan and $4.7 million for Advicor) — see discussion of IMAs in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Azmacort net sales for the nine months ended September 30, 2006, totaled $67.8 million, compared to $72.6 million for the 2005 period. The decrease in Azmacort net sales for the nine months ended September 30, 2006 included the impact of an estimated $7.0 million reduction in inventory associated with the Company’s IMAs. As mentioned above, the Company began recording Cardizem LA, Teveten and Teveten HCT revenue in May 2005. Cardizem LA, Teveten and Teveten HCT net sales for the nine months ended September 30, 2006, totaled $96.9 million. Net income for the nine months ended September 30, 2006, was $46.4 million compared to net income of $88.9 million for the same period in 2005.
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
     On March 12, 1997, the Company completed an initial public offering (“IPO”) of its Common Stock. From inception through the IPO, the Company had not recorded any significant revenues; and the Company had funded its operations exclusively through equity contributions and loans from its majority shareholder. Through September 30, 2006, the Company had retained earnings from operations of approximately $59.9 million. In connection with the transfer of operations from Holdings to the Company on June 30, 1996, NOLs amounting to approximately $51.0 million and related tax benefits were retained by Holdings and not transferred to the Company. Consequently, as of September 30, 2006, the Company had approximately $1.3 million of tax effected NOLs.
     On July 28, 1997, Kos received clearance from the FDA to market the Niaspan product for the treatment of mixed lipid disorders. Niaspan is a once-a-day prescription formulation of a niacin product approved by the FDA for the treatment of mixed lipid disorders. The Company and a co-promotion partner, Takeda Pharmaceuticals North America, Inc. (“Takeda”), currently market Niaspan in the United States directly to physicians who specialize in treating patients with coronary heart disease and/or who are among the leading prescribers of lipid-altering medications. The Company has notified Takeda that it does not intend to extend the co-promotion arrangement with Takeda upon its expiration on December 31, 2006. Rather, the Company has made a strategic decision to increase the size of the Kos sales force to fully maximize the commercial opportunities available to the Company. The Takeda Co-promotion arrangement provides for residual payments to Takeda. In addition, another co-promotion partner, Duramed, also markets Niaspan and Advicor in the United States directly to physicians and healthcare professionals who specialize in women’s health.
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
     On March 31, 2004, the Company completed the acquisition of the Azmacort product from Aventis. The Azmacort product is an inhaled corticosteroid that alleviates inflammation in the lungs and is used as prophylactic therapy for the maintenance treatment of asthma. Under the terms of the Azmacort Supply Agreement, Aventis Pharmaceuticals Inc. agreed to a five-year supply agreement beginning on March 31, 2004. On March 31, 2005, Inyx, Inc. (“Inyx”) acquired the assets and business of the Aventis affiliate responsible for manufacturing Azmacort, and agreed, among other things, to produce and supply Azmacort for a period of ten years. The purchase price allocation resulted in the recording of intangible assets of $154.4 million for developed and core technology value, $38.0 million for the value of in-process research and development, $7.0 million for the value of inventory, and $6.7 million for the value of certain other intangibles. Except for the Azmacort in-process research and development, which was expensed in 2004, the intangible assets acquired from Aventis are being amortized over their estimated lives, ranging from 5 to 22 years. The Company began detailing the Azmacort product in August 2004 and currently markets the Azmacort product in the United States directly to specialist physicians, such as pulmonologists and allergists, and to selected primary care physicians.
     The Azmacort in-process research and development was determined by identifying the specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established as of the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.
     The acquired in-process research and development represents a single project, the hydrofluoroalkane (“HFA”) formulation of Azmacort. The HFA formulation of Azmacort does not use a chlorofluorocarbon (“CFC”)-based propellant and, consequently, to the knowledge of the Company, should not contribute to the depletion of the Earth’s Ozone Layer. The Montreal Protocol on Substances that Deplete the Ozone Layer (the “Protocol”) is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under the Protocol, codified by the United States Congress into law in Title VI of the Clean Air Act, the production of CFCs in the United States was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. In order to comply with the Clean Air Act and the Protocol, the United States will eventually need to phase out CFC-propelled Metered Dose Inhalers.
     Although Azmacort HFA had previously received an “approvable” letter from the FDA, the Azmacort HFA formulation had not achieved technological feasibility as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations.
     The Company believes it may need to invest approximately $35 million during the 2006-2010 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, approval of the Azmacort HFA formulation by the FDA could occur as early as 2010. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.
     On February 1, 2005, the Company made $4.0 million of a proposed aggregate $8.0 million investment in Triad Pharmaceuticals, Inc., which later changed its name to Arisaph Pharmaceuticals, Inc. (“Arisaph”), through the purchase of shares of a new series of convertible preferred stock of Arisaph (the “Series F Preferred Stock”). On August 1, 2006, as a result of Arisaph’s satisfaction of certain conditions, including Arisaph achieving certain agreed-upon milestones relating to its research and development activities, the Company purchased the additional $4.0 million of Series F Preferred Stock. Upon completion of the additional $4.0 million investment and after taking into consideration the size of the Arisaph stock option plan, Kos owns approximately 24% fully diluted ownership interest in Arisaph. Additionally, the principal stockholder of Arisaph, which is a limited partnership (the “Arisaph Limited Partnership”) formed by Mary Jaharis, the wife of Michael Jaharis, the principal stockholder and Chairman Emeritus of Kos invested an additional $8.0 million on similar terms and conditions as the Kos investment as part of a $16.0 million round of financing for Arisaph. The Arisaph Limited Partnership currently owns or has the right to vote approximately 42% of the outstanding common stock of Arisaph on a fully diluted basis. Under the agreements related to the investment, the Company is entitled to designate three persons, and the Arisaph Limited Partnership is entitled to designate seven persons, to Arisaph’s 13-member Board of Directors. Adrian Adams, the President and Chief Executive Officer of the Company, has been appointed by the Company to the Arisaph Board of Directors and has been elected by the directors of Arisaph as Chairman. The Company has appointed Dr. Ralf Rosskamp, the Company’s Executive Vice President, Research and Development and Dr. Marvin F. Blanford, the Company’s Senior Vice President, Drug Regulatory, Safety and Compliance to the Arisaph Board. Michael Jaharis, Steven Jaharis, Robert E. Baldini, and Kevin T. Ferro, all directors of Kos, have been appointed by the Arisaph Limited Partnership to the Arisaph Board of Directors. In connection with the closing of the initial investment in Arisaph, Christopher P. Kiritsy, Kos’ former Executive Vice President, Corporate Development and Chief Financial Officer, accepted the position of President and Chief Executive Officer of Arisaph and resigned as Executive Vice President, Corporate Development and Chief Financial Officer of Kos effective on May 20, 2005.
     After considering the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of ARB No. 51”, the Company concluded that Arisaph does not constitute a variable interest entity that is required to be consolidated by Kos as of September 30, 2006. Instead, the Company accounts for its investment in Arisaph under the equity method of accounting. Further, in accordance with the guidance offered by the American Institute of Certified Public Accountants’ Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries”, which establishes that the value related to an investor’s proportionate interest in assets acquired to be used in research and development activities that have no alternative future use should be charged to income in the period that the acquiring company makes its equity investment in common stock, Kos wrote-off each of its $4.0 million investments in Arisaph (the “Arisaph Write-off”) as a research and development expense during the three and nine months ended September 30, 2006 and during the nine months ended September 30, 2005.
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
     As previously described, on May 2, 2005, pursuant to the Biovail Agreements, the Company acquired the rights to the Teveten (eprosartan mesylate) and Teveten HCT (eprosartan mesylate/hydrochlorothiazide) products, and obtained exclusive sales and marketing rights to the Cardizem LA (diltiazem hydrochloride) product in the United States. The preliminary purchase price allocation resulted in the recording of intangible assets of $44.4 million for the value of the Teveten Products developed and core technology, $4.2 million for the value of the Teveten trade name, $49.0 million for the value of the rights to the Cardizem LA product, $2.3 million of goodwill, $2.8 million for the value of a proposed Cardizem LA with enalapril combination product (the “Cardizem Combination Product”) and $3.3 million for the value of inventory. Except for the value associated with the Cardizem Combination Product, which was expensed during the second quarter of 2005, the intangible assets acquired from Biovail are being amortized over their estimated lives, ranging from 9 to 17 years. The Company began detailing the Cardizem LA, Teveten, and Teveten HCT products in June 2005 and currently markets such products in the United States directly to specialist and primary care physicians.
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
     The Cardizem Combination Product had not achieved technological feasibility as of the date of the Biovail Agreements. The Company recently notified Biovail of its desire to discontinue its involvement with the Cardizem Combination Product and Biovail subsequently terminated its development program related thereto.
     The fair value of all of the Company’s in-process research and development acquired through the Aventis Agreements and Biovail Agreements was determined using the “income approach”. This method starts with a forecast of all of the expected future net cash flows associated with the in-process technology. These net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams, some of which are more certain than others. The risk-

adjusted discount rate utilized in calculating the fair value of the Azmacort HFA and Cardizem Combination Product was 36% and 53%, respectively.
     On November 6, 2005, KLS entered into the Jerini Agreement for the development, marketing and distribution of Jerini’s compound, Icatibant, a peptidomimetic bradykinin B2 receptor antagonist, in the United States and Canada. In connection with the Jerini Agreement, KLS paid an upfront licensing payment of $14.2 million (the “Jerini Licensing Payment”) to Jerini. Additionally, Kos consummated an equity investment in Jerini AG by purchasing 3,125,000 shares of Jerini AG for $11.8 million. Under the Jerini Agreement, Jerini will be responsible for Icatibant’s hereditary angioedema (“HAE”) clinical Phase III trials and regulatory approval, and KLS or its affiliate will make payments to Jerini based on the completion of specific milestones for HAE and other forms of angioedema. KLS or its affiliate is responsible for the development of Icatibant products for the treatment of resistant ascites in liver disease (“RAIL”) and asthma. In July 2006, KLS and Jerini made the joint determination not to pursue the development of Icatibant in the RAIL indication. Under the Jerini Agreement, KLS or its affiliate is also responsible for the regulatory affairs relating to RAIL and asthma, is required to make payments to Jerini based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields, is responsible for the distribution and marketing of all Icatibant products in the HAE, RAIL and asthma fields in the United States and Canada, and will make royalty payments to Jerini on sales of such products. Jerini will supply the Icatibant products to KLS or its affiliate for distribution. Jerini will make payments to KLS or its affiliate based on the completion of specific milestones for Icatibant products with any indication in the RAIL and asthma fields outside the U.S. and Canada and royalty payments to KLS or its affiliate based on certain sales of Icatibant products based on KLS’ development with any indication in the RAIL and asthma fields outside the U.S. and Canada. Under the Jerini Agreement, KLS or its affiliate has the right of first negotiation in the United States and Canada to obtain a license from Jerini for any indication of the Icatibant product other than angioedema, RAIL or asthma. The term of the Jerini Agreement shall continue, subject to other terms, conditions and provisions of the Jerini Agreement regarding early termination, so long as either party is obligated to pay royalties to the other party thereunder.
     As described above, on May 5, 2006, KLS and Jagotec, a subsidiary of SkyePharma PLC, entered into the Flutiform Agreement. Flutiform is a formoterol and fluticasone fixed-dose combination in a HFA metered dose inhaler. In connection with the Flutiform Agreement, KLS made an upfront licensing payment of $25.0 million, which is in the accompanying condensed consolidated statements of income as “Research and development” expense for the nine months ended September 30, 2006. Under the terms of the Flutiform Agreement, there may be additional payments to Jagotec upon the completion of specific milestones, which, if achieved, could result in Jagotec receiving up to an additional $140.0 million.
     Under the Flutiform Agreement, Jagotec will retain the commercial rights to Flutiform outside the United States and will continue to be responsible for Flutiform’s Phase III clinical trials and regulatory approval in the United States. Jagotec will also be responsible for the supply of the product. KLS will be responsible for the distribution, marketing and sales of the product in the United States, and will make royalty payments in the mid-teens to Jagotec on sales of such product. In addition, the KLS will be responsible for any planned clinical development of chronic obstructive pulmonary disease and pediatric asthma indications and any Phase IIIb and Phase IV studies.
     KLS also has the right of first negotiation to obtain an exclusive license from Jagotec in Canada for purposes of commercializing Flutiform in Canada.
     The term of the Flutiform Agreement shall continue, subject to other terms, conditions and provisions regarding early termination, until the expiration of the last valid patent covering Flutiform in the United States, provided that KLS shall have the right to extend the term of the agreement under certain circumstances.
     The Company was previously informed by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services (“CMS”), that plans operating under Part D (the new Medicare prescription drug program) may consider Niaspan to be a Part D drug through May 31, 2006, but may not consider Niaspan to be a Part D drug thereafter. On April 12, 2006, the Company announced that CMS reversed its previous decision and advised that Niaspan will continue to be eligible for coverage under the Medicare prescription drug program. The new policy allows Part D Managed Care Plans (“Part D Plans”) to cover, or continue coverage of, Niaspan immediately, and enables patients needing Niaspan therapy to contact their healthcare professionals to discuss continued access. Previously, seniors participating in Part D Plans with Niaspan on formulary were assured reimbursement by CMS only until May 31, 2006. While the actual impact and adverse effects caused by CMS’ initial decision are difficult to quantify, the Company believes that it was not able to fully capitalize on the positive impact of Part D on the lipid market generally and further believes that many patients may have ceased using Niaspan based upon such initial decision. In addition, the subsequent decision by CMS to cover Niaspan as a Part D drug does not guarantee that any particular Part D Plan will include Niaspan in its formulary.
     On June 6, 2006, Aeropharm Technology, LLC (“Aeropharm”), a wholly-owned subsidiary of Kos, entered into a lease agreement (the “New Facility Lease”) for a new research and development and manufacturing facility located in close proximity to the

Company’s headquarters in Cranbury, New Jersey. The New Facility Lease is for approximately 208,899 square feet and Aeropharm is permitted under the Lease to build up to 100,000 square feet of rent-free mezzanine space. Aeropharm intends to use the new space for research and development and manufacturing capabilities in connection with future business requirements. Prior to using the new space for its intended purposes, Aeropharm must receive FDA approval, which is currently anticipated in the second half of 2009.
     In a letter dated July 25, 2006, the Southeast Regional Office of the Securities and Exchange Commission (“SEC”) requested certain documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997, to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited consolidated financial statement for its fiscal quarters ended March 31, 2006, September 30, 2005, June 30, 2005, and March 31, 2005, needed to be restated and should not be relied upon. As a result, on September 14, 2006, the Company amended its quarterly and annual reports to include restated financial results for these periods. In addition to the SEC’s inquiry, the United States Attorney’s Office, District of New Jersey has recently made an informal inquiry into the Company’s stock option practices.
     On September 6, 2006, the Company entered into an amendment (the “Amendment”) to an exclusive international commercialization agreement with Merck KGaA which was originally entered into on October 23, 2002 (the “Merck Agreement”). Under the original terms of the Merck Agreement, Merck had the right to market the Company’s Niaspan and Advicor products outside the United States, Canada and Japan and agreed to provide Kos up to $61.0 million in licensing, upfront, milestone and reimbursement payments. Kos, which manufactures the product supplied to Merck KGaA, receives licensing revenue amounting to 25% of net sales of the products in the territory, which includes the cost of goods sold, and upfront and milestone payments upon the achievement of certain regulatory approvals and sales thresholds. Under the Amendment, Advicor was removed from the Merck Agreement in all respects and $3.8 million of previously refundable upfront payments received by Kos were made nonrefundable. All other terms of the Merck agreement remain in place with respect to Niaspan.
     On September 6, 2006, the Company provided formal notification to Biovail that a supply failure has occurred relative to Biovail’s failure to provide requested quantities of certain dosage strengths of Cardizem LA and that it would seek indemnification in the event that the supply failure results in lost profits. While Biovail is working towards resuming full production of Cardizem LA in the fourth quarter of 2006, this cannot be assured. If full production is resumed in the fourth quarter of 2006, full remediation of the shortfall in supply could occur in the first quarter of 2007. The Company is cooperating with Biovail in remedying the manufacturing issues that resulted in the supply failure. Under the terms of the Biovail Agreements, Biovail agreed to indemnify the Company for lost profits (subject to certain conditions and up to a pre-determined maximum amount) in the event of a supply failure. The Company cannot provide any assurances that Biovail will be able to remedy the manufacturing issues that led to the supply failure or that Biovail’s indemnification obligations will be sufficient to cover all lost profits resulting from the supply failure.
Recent Developments
     As previously disclosed by the Company on a Form 8-K filed with the Commission on November 7, 2006, the Company entered into an agreement and plan of merger on November 5, 2006 (the “Merger Agreement”) with Abbott Laboratories (“Abbott”) and Abbott’s wholly-owned subsidiary, S&G Nutritionals, Inc. (“Merger Sub”), pursuant to which Abbott will commence an offer to purchase all the outstanding shares of the Company (“Company Shares”) at a purchase price of $78 per share in cash (the “Offer”). Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”). The Merger Agreement includes customary representations, warranties and covenants by the respective parties. Consummation of the Offer and the Merger are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is conditioned on Abbott acquiring a majority of the Company Shares. As the Company’s controlling shareholder, Michael Jaharis, and the other shareholders identified below, who collectively own approximately 53% of the Company Shares, have committed to tender or otherwise sell their Company Shares to Abbott in connection with the Offer, satisfaction of this condition is assured unless the Company’s Board of Directors withdraws its recommendation of the Offer in accordance with the Merger Agreement. If the Company’s Board of Directors withdraws its recommendation, then consummation of the Offer also requires that holders of a majority of the Company Shares owned by shareholders other than Michael Jaharis and the other shareholders identified below tender their shares to Abbott.
     The Merger Agreement provides that upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Abbott a termination fee of $126 million. The Merger Agreement further provides that upon the occurrence of certain events, the Company must reimburse Abbott for reasonable out-of-pocket expenses incurred in connection with the Merger Agreement, in an amount not to exceed $10 million.

     Under a Shareholders Agreement, dated as of November 5, 2006 (the “Shareholders Agreement”), among Abbott and Michael Jaharis, Mary Jaharis, Kathryn Jaharis, Steven Jaharis, Wilson Point Holdings, LP, Kos Investments, Inc., Cubs Management, LLC, Kos Holdings, Inc., Jaharis Holdings, LLC, Steven Jaharis Generational Trust, 2002 Mary Jaharis Grantor Retained Annuity Trust 2, Michael and Mary Jaharis Alaska Community Property Trust, Kathryn Jaharis and Richard Ledes Joint Account, the Jaharis Family Foundation, Inc. and Michael Steven Jaharis Trust 1 (the “Jaharis Shareholders”), the Jaharis Shareholders have committed to accept the Offer and to tender all shares of the Company beneficially owned by them, which represents approximately 35% of the Company’s outstanding shares.
     Concurrently with the closing of the Offer, pursuant to a Stock Purchase Agreement, dated as of November 5, 2006, among Abbott Laboratories, Michael Jaharis, Kathryn Jaharis, Steven Jaharis, Daniel Bell and Steven K. Aronoff (the “Stock Purchase Agreement”), Abbott has agreed to purchase 100% of the outstanding stock of Kos Investments, Inc. (“Kos Investments”), which directly and through a wholly owned subsidiary owns approximately 18% of the Company Shares. The total purchase price for Kos Investments will equal the cash amount that would otherwise have been payable in the Offer for the Company Shares owned by Kos Investments minus any liabilities of Kos Investments. Thus, the Sellers will receive the same consideration for their Shares as all shareholders in the Merger.
     On November 5, 2006, the Board of Directors authorized the Company to enter into change in control severance agreements with each member of the Company’s senior executive management team (the “Change in Control Severance Agreements”) and, a change in control severance plan covering each of the Company’s employees other than employees party to a Change in Control Severance Agreement (the “Change in Control Severance Plan”). In general, the Change in Control Severance Agreements and the Change in Control Severance Plan provide that in the event of a change in control of the Company and the termination of the covered party without “cause” (or in the event of his or her resignation for “good reason”) (as each term is defined in the respective arrangement), employee would receive certain benefits, including lump-sum cash severance payments and vesting and accelerated vesting of options and restricted stock awards. In addition, on November 5, 2006, the Company entered into a change in control agreement with Michael Jaharis (the “Jaharis Agreement”), which, following the occurrence of a change in control of the Company, entitles Mr. Jaharis to health, welfare, and certain fringe benefits for a period of three years. In addition, the Company will make tax “gross-up” payments to address excise taxes that may be imposed under applicable tax laws.
     The foregoing descriptions of the Merger Agreement, the Shareholders Agreement, the Stock Purchase Agreement, the Change in Control Severance Agreements, the Change in Control Severance Plan, and Jaharis Agreement are qualified in their entirety by reference to the full text of such agreements (or forms thereof) filed as exhibits to the Company’s Form 8-K filed with the Commission on November 7, 2006, which are incorporated herein by reference.
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
     Price reporting to the government under the Medicaid program bears directly on the calculation and payment of Medicaid rebates, which the Company may owe. The Company records accrual estimates for sales returns and allowances mostly based on historical experience. The calculation of rebates and chargebacks is based on existing contractual arrangements with indirect customers (such as managed care providers, pharmacy benefit administrators, and government units) and on the Company’s analysis of estimated product inventory levels in its distribution channel, which is derived through the use of certain inputs. The Company believes that its estimation of sales allowances related to product returns and discounts, managed care rebates and chargebacks represent the best estimates of those amounts, and are based on assumptions which the Company believes represent the most likely outcomes. During the fourth quarter of 2005, the Company discovered an error in its calculation of Best Price (“Best Price”) in connection with the Medicaid rebate program. The cumulative effect of this error reduced the Company’s net sales for the fourth quarter of 2005 by $2.5 million. The Company believes that the effect of this error was not material to its results of operations and financial condition for each of the affected periods and in the aggregate. The Company has informed the government of the existence of this error, and has retained the necessary external expertise to thoroughly evaluate the methodologies used to report prices in connection with the Medicaid program. This methodology review could lead to the identification of additional errors or other changes that might increase the Company’s rebate or other financial obligations under the government programs in which it or its products participate. Because the methodology review is ongoing, the Company is currently unable to estimate the results of the review and its potential impact on the Company’s financial statements.
     The most pertinent inputs used in the estimation of the Company sales allowances and accruals include prescription data (derived from a third party publication), consumer price index (derived from a third party publication), product Best Price (as calculated by the Company based on its available data), and Average Manufacturer Price (“AMP”) (as calculated by the Company based on its available data). Of these inputs, anticipated prescription data and AMP require significant estimation and/or the application of methodologies in order to ensure that they meet various accounting and price reporting requirements. The following table reflects the potential impact to revenue for the three and nine months ended September 30, 2006, based upon various combinations of these reasonably likely outcomes in estimated prescription data and AMP (positive dollar amounts represent potential decreases in revenue; negative dollar amounts represent potential increases in revenue):
Impact on Niaspan, Advicor, Azmacort, Cardizem
Teveten and Teveten HCT Revenue
Sensitivity Analysis of Possible Variations in Prescription and AMP Inputs
(in millions, except % variance)

	Prescription Variance
AMP Variance	(5%)	(3%)	(1%)	0%	1%	3%	5%
(5%)	$(1.7)	$(2.0)	$(2.4)	$(2.6)	$(2.8)	$(3.1)	$(3.5)
(3%)	(0.7)	(1.1)	(1.4)	(1.6)	(1.8)	(2.2)	(2.5)
(1%)	0.4	0.0	(0.4)	(0.5)	(0.7)	(1.1)	(1.5)
0%	0.9	0.5	0.2	—	(0.2)	(0.5)	(0.9)
1%	1.4	1.1	0.7	0.5	0.4	0.0	(0.4)
3%	2.5	2.2	1.8	1.6	1.4	1.1	0.7
5%	3.6	3.2	2.9	2.7	2.5	2.2	1.8
     The Company’s management periodically reviews the policies and estimates discussed above, the effect of which is reflected as a component of net income in the period in which a change is known. Changes to these estimates have not been material to the Company’s results of operations during the nine months ended September 30, 2006 and 2005.
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
     During 2006, the Company completed the execution of IMAs with its three largest customers (and a few smaller customers). These agreements enhance the Company’s ability to monitor inventory levels for marketed products by providing a more precise estimate of product inventory held by these customers. The IMAs provide that distributors maintain a certain level of product inventory based on projected future demand. Accordingly, during the nine months ended September 30, 2006, the Company reduced the level of its product inventory maintained by such customers. The Company estimates that such reductions resulted in a $30.4 million decrease in product sales during the nine months ended September 30, 2006.

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
     Management currently believes, based on the Company’s historical profitability and on its expected future profitability, that the Company will generate sufficient taxable income to realize its deferred tax assets prior to the expiration of any NOLs and, therefore, that the Company will “more likely than not” realize most of its deferred tax assets. Deferred tax assets, net, as of September 30, 2006, totaled approximately $106.5 million. If Kos is unable to generate sufficient future taxable income through operating results, or if its estimates about future profitability change significantly, a portion or all of its deferred tax assets may have to be reserved through adjustments to the provision for income taxes. As of September 30, 2006, the Company had approximately $1.3 million of tax effected federal and state net operating losses available to offset future income tax. These NOLs will expire between 2007 and 2025.
     The Company’s effective tax rate was 37.6% and 35.2% for the three and nine months ended September 30, 2006, respectively, as compared to an effective tax rate of 35.8% and 33.8% for the three and nine months ended September 30, 2005. The Company’s tax rate is impacted by the change in the mix of income attributed to the Company’s affiliated subsidiaries and the resulting filings in state jurisdictions, as well as changes in tax reserve components related to the Company’s tax positions.
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
     The Company did not recognize any impairment losses related to its intangible assets or goodwill during the three and nine months ended September 30, 2006 and 2005, respectively.
     The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.
Accounting for Share-Based Payments
     Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, share-based payments granted during the three and nine months ended September 30, 2006 and future periods are measured at estimated fair value and included in cost of goods sold and operating expenses over the appropriate vesting period. The Company has historically used the Black-Scholes model for estimating fair value of stock options granted to employees. After a review of alternative methods, the Company has decided to continue to use this model, unless additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using such model.
     During the three and nine months ended September 30, 2006, the Company recognized gross compensation cost under SFAS 123R of $11.5 million and $35.7 million, respectively. Similar amounts for the Company’s compensation cost related to its share-based payments are currently expected to be expensed throughout the fourth quarter in 2006.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to income tax deductions resulting from the exercise of Common Stock options as cash flows from operating activities in the condensed consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as cash flows from financing activities. Accordingly, the Company recorded $4.1 million of excess tax benefits related to income tax deductions resulting from employee exercises of Common Stock options for the nine months ended September 30, 2006.
     Historically, the Company accounted for employee stock options using the intrinsic value method of accounting as promulgated by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock option grants pursuant to APB 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. Following the end of the second quarter of 2006, but prior to the closing of its books and records for such period, the Company commenced an internal review of its historical Common Stock option grants and accounting for such awards. Following the commencement of this review, the Company received an informal inquiry from the Securities and Exchange Commission relating to its Common Stock option grants and exercises. The Company is fully cooperating with this informal inquiry. Through this review, the Company determined that it made certain errors in determining the measurement dates of employee Common Stock option grants and in the application of the provisions of the Financial Accounting Standards Board’s Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” relative to the modification of certain Common Stock option awards, which had an effect on the intrinsic and fair value of such grants. Additionally, as required by FIN 44, it was determined that certain of the fixed stock options required variable accounting. Under the use of variable accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified award in subsequent periods until the award is exercised, is forfeited, or expires unexercised. However, compensation cost is not adjusted below the intrinsic value (if any) of the modified stock option or award at the original measurement date unless the award is forfeited because the employee fails to fulfill an obligation. As a result, the Company has restated its audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statements for its fiscal quarter ended March 31, 2006. Accordingly, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to financial condition and results of operations include the impact of such restatement.
     During 1996, the Board of Directors of the Company adopted the Kos Pharmaceuticals, Inc. 1996 Stock Option Plan (the “Plan”). On April 27, 2006, the Company’s shareholders approved resolutions to amend and restate the Plan (i) to increase from 17,000,000 to 22,000,000 the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to provide for the granting of restricted shares under the Plan; (iii) to extend the termination date under the Plan to June 20, 2016; and (iv) to make certain other amendments to the Plan. Such Plan, as amended, is now referred to as the Kos Incentive Plan. All directors, officers, employees, and certain related parties of the Company designated by the Board are eligible to receive awards under the Kos Incentive Plan. Awards granted under the Kos Incentive Plan generally vest over one to four years from the date of grant. The maximum term of any option under the Kos Incentive Plan is ten years. Options generally expire within 30 days of termination of employment, with certain exceptions and where individuals continue to maintain a consulting or other relationship with the Company. The Kos Incentive Plan is administered by the Company’s Compensation and Stock Option Committee. As of September 30, 2006, approximately 4,820,270 shares of Common Stock remain available for future grants under the Kos Incentive Plan. At September 30, 2006, there was $61.9 million of unrecognized compensation expense related to unvested share-based Common Stock option awards granted under the Kos Incentive Plan. This expense is expected to be recognized over a weighted average period of 1.6 years. As of September 30, 2006, estimated future compensation expense associated with unvested restricted Common Stock, net of forfeitures, is $11.5 million. This expense is expected to be recognized over a weighted average period of 2.1 years.

Three Months Ended September 30, 2006 and 2005
     The Company’s reported revenue increased 17.5% to $240.9 million for the three months ended September 30, 2006, from $205.1 million for the same period in 2005. Revenues by product for the three months ended September 30, 2006 and 2005 and the respective change of the 2006 period over the prior year period were as follows:

	Three Months Ended September 30,
		% of		% of	%
	2006	Revenues	2005	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$143.5	59.6	$113.6	55.4	26.3
Advicor	33.4	13.9	33.0	16.1	1.2
Azmacort	25.4	10.5	19.4	9.5	30.9
Cardizem	30.1	12.5	28.6	13.9	5.2
All Teveten	5.6	2.3	9.8	4.8	(42.9)
Other	2.9	1.2	0.7	0.3	314.3

	$240.9	100.0	$205.1	100.0	17.5

     The increase in revenue was driven in large part by increases in price for the Company’s products during the 2006 period, as compared to the 2005 period, partially offset by an increase in volume of Niaspan.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to Medicaid and managed care rebates, chargebacks related to commercial and government contracts, product returns and discounts, and IMA fees as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the three months ended September 30, 2006 and 2005, follows:

	2006
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$134.4	63	$21.1	51	$12.7	34	$12.4	32	$1.1	17
Chargebacks	60.2	28	5.6	14	8.4	23	3.3	9	0.1	2
Returns	212.7	100	41.2	100	37.0	100	38.5	100	6.6	100
Discounts	212.7	100	41.2	100	37.0	100	38.5	100	6.6	100
IMAs	183.4	86	36.3	88	30.8	83	35.0	91	5.4	82

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$104.0	64	$16.7	43	$11.5	35	$12.0	37	$2.6	23
Chargebacks	45.8	28	4.9	13	7.6	23	3.5	11	0.2	2
Returns	163.1	100	38.8	100	33.3	100	32.1	100	11.1	100
Discounts	163.1	100	38.8	100	33.3	100	32.1	100	11.1	100
IMAs	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
     The Company had accrual balances related to its managed care rebates, Medicaid rebate obligations, chargebacks and IMA fees of $95.2 million and $79.3 million, as of September 30, 2006 and December 31, 2005, respectively. Furthermore, the Company had allowances against its trade accounts receivable for product returns and discounts of $3.6 million and $3.5 million as of September 30, 2006 and December 31, 2005, respectively.
     Cost of sales increased 8.6% to $28.3 million for the three months ended September 30, 2006, from $26.0 million for the same period in 2005. In the 2006 period, cost of sales was approximately 11.9% of net sales, as compared to 12.7% for the same period in 2005. The decrease was primarily a result of changes in the product mix, and of price increases as described above.
     The Company’s research and development expenses increased 30.6% to $34.2 million for the three months ended September 30, 2006, from $26.2 million for the same period in 2005. The increased expenses related primarily to a $4.0 million write-off of the Company’s equity investment in Arisaph, and to increases of $2.1 million in share-based payment expense principally associated with the adoption of SFAS 123R, of $1.8 million in clinical studies for the Company’s products under development, of $1.4 million in personnel and personnel-related costs, and of $0.7 million in research grants, partially offset by decreases of $0.6 million in medical education programs in support of the Company’s products and decreases of $0.8 million in consultant fees.
     Selling, general and administrative expenses increased 28.3% to $127.7 million for the three months ended September 30, 2006, from $99.5 million for the same period in 2005. Within this category, selling expenses increased to $97.7 million for the 2006 period from $82.8 million for the comparable 2005 period. The growth in selling expenses was primarily related to increases of $12.7 million in royalty expenses, of $2.7 million in share-based payment expense principally associated with the adoption of SFAS 123R, of $1.4 in increased amortization expense related to the Biovail acquisition, partially offset by decreases of $1.6 million in sales force operating costs in support of the Company’s products and of $1.1 million related to marketing efforts to promote the Company’s products. General and administrative expenses increased to $30.0 million for the three months ended September 30, 2006, from $16.7 million for the three months ended September 30, 2005. This increase in general and administrative expenses was primarily related to increases of $4.2 million in share-based payment expense principally associated with the adoption of SFAS 123R, of $4.1 million in professional fees, of $1.0 million in personnel and personnel related costs, and of $4.0 million in other costs associated with the expanded activities of the Company.
     Other income increased 174.3% to $5.8 million for the three months ended September 30, 2006, from $2.1 million during the 2005 period. The increase in other income was primarily due to an increase in interest income resulting from higher balances of cash and cash equivalents outstanding during the 2006 period, as compared to the 2005 period.
     As of September 30, 2006, the Company was subject to the terms of the December 19, 2002, $30.0 million credit facility with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. Interest expense under this credit facility totaled $0.5 million for the three months ended September 30, 2006.
     As previously described, the Company recorded a provision for income taxes of $21.3 million for the three months ended September 30, 2006, as compared to a provision for income taxes of $19.9 million for the same period in 2005. The increase in tax is primarily due to the increase in pre-tax income for the three month period ended September 30, 2006.
     The Company recorded net income of $35.3 million for the three months ended September 30, 2006, compared with $35.6 million of net income for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 and 2005
     The Company’s reported revenue increased 18.1% to $635.4 million for the nine months ended September 30, 2006, from $537.8 million for the same period in 2005. Revenues by product for the nine months ended September 30, 2006 and 2005 and the respective change of the 2006 period over the prior year period were as follows:

	Nine Months Ended September 30,
		% of		% of	%
	2006	Revenues	2005	Revenues	Change
	(in mils.)		(in mils.)
Niaspan	$373.5	58.8	$310.8	57.8	20.2
Advicor	91.6	14.3	92.5	17.2	(1.0)
Azmacort	67.8	10.7	72.6	13.5	(6.6)
Cardizem	78.6	12.4	43.4	8.1	81.1
All Teveten	18.3	2.9	14.6	2.7	25.3
Other	5.6	0.9	3.9	0.7	43.6

	$635.4	100.0	$537.8	100.0	18.1

     The increase in revenue was driven in large part by sales of Cardizem LA and the Teveten Products, for which the Company began recording revenue in May 2005, and increases in price for the Company’s remaining products during the 2006 period, as compared to the 2005 period. These increases were partially offset by the impact of IMA’s, which the Company estimates reduced net sales by $30.4 million for the nine months ended September 30, 2006.
     As more fully described above, the Company records provisions for the estimation of allowances principally related to Medicaid and managed care rebates, chargebacks related to commercial and government contracts, product returns and discounts, and IMA fees as components of revenues. An analysis of the Company’s gross sales, by product, subject to each of these provisions for the nine months ended September 30, 2006 and 2005, follows:

	2006
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$377.7	66	$65.2	58	$40.9	43	$42.4	43	$4.7	22
Chargebacks	167.7	29	16.4	15	22.4	23	10.5	11	0.4	2
Returns	569.5	100	113.2	100	95.5	100	98.8	100	21.5	100
Discounts	569.5	100	113.2	100	95.5	100	98.8	100	21.5	100
IMAs	491.2	86	98.6	87	80.1	84	83.7	85	18.1	84

	2005
	Niaspan		Advicor		Azmacort		Cardizem LA		All Teveten
Provisions	Gross	% of	Gross	% of	Gross	% of	Gross	% of	Gross	% of
For	Sales	Total	Sales	Total	Sales	Total	Sales	Total	Sales	Total
	(in mils.)		(in mils.)		(in mils.)		(in mils.)		(in mils.)
Rebates	$294.0	65	$48.8	45	$32.1	29	$18.0	37	$3.9	24
Chargebacks	117.6	26	12.8	12	23.0	21	5.5	11	0.4	3
Returns	452.0	100	109.2	100	108.9	100	49.0	100	16.3	100
Discounts	452.0	100	109.2	100	108.9	100	49.0	100	16.3	100
IMAs	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
     Cost of sales increased 37.5% to $77.1 million for the nine months ended September 30, 2006, from $56.1 million for the same period in 2005, primarily as a result of the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio during May 2005, partially offset by a decrease in unit sales of Niaspan, Advicor and Azmacort. In the 2006 period, cost of sales was approximately 12.2% of net sales, as compared to 10.5% for the same period in 2005. The increase was primarily a result of changes in the product mix, including the impact of the addition of Cardizem LA and the Teveten Products to the Company’s product portfolio, partially offset by price increases in Niaspan, Advicor and Azmacort in the 2006 period, compared to the 2005 period.
     The Company’s research and development expenses increased 53.8% to $128.6 million for the nine months ended September 30, 2006, from $83.6 million for the same period in 2005. The increased expenses related primarily to a $25.0 million one-time, non-refundable license payment to Jagotec upon execution of the Flutiform Agreement, increases of $6.3 million in share-based payment expense principally associated with the adoption of SFAS 123R, of $5.4 million in clinical studies for the Company’s products under development, of $5.1 million in personnel and personnel-related costs, of $3.6 million in consulting fees, of $1.8 million in research grants and of $1.1 million associated with formulation costs related to the Company’s products under development, partially offset by decreases of $0.9 million in medical education in support of the Company’s products and the absence, during the 2006 period, of $2.8 million related to the Cardizem Combination Product In-process R&D Write-off.
     Selling, general and administrative expenses increased 39.1% to $373.2 million for the nine months ended September 30, 2006, from $268.3 million for the same period in 2005. Within this category, selling expenses increased to $296.8 million for the 2006 period from $222.7 million for the comparable 2005 period. The growth in selling expenses was primarily related to increases of $39.1 million in royalty expenses, of $14.1 million in sales force operating costs in support of the Company’s products, of $9.1 million in share-based payment expense principally associated with the adoption of SFAS 123R, of $8.3 million related to marketing efforts to promote the Company’s products, and of $4.3 million in increased amortization expense related to the Biovail acquisition. General and administrative expenses increased to $76.4 million for the nine months ended September 30, 2006, from $45.6 million for the nine months ended September 30, 2005. This increase in general and administrative expenses was primarily related to increases of $12.4 million in share-based payment expense principally associated with the adoption of SFAS 123R, of $10.7 million in professional fees, of $2.0 million in personnel and personnel related costs, and of $5.7 million in other costs associated with the expanded activities of the Company.
     Other income increased 245.3% to $15.1 million for the nine months ended September 30, 2006, from $4.4 million during the 2005 period. The increase in other income was primarily due to an increase in interest income resulting from higher balances of cash and cash equivalents outstanding during the 2006 period, as compared to the 2005 period.
     As of September 30, 2006, the Company was subject to the terms of the December 19, 2002, $30.0 million credit facility with Mary Jaharis, the wife of Michael Jaharis, Chairman Emeritus of the Company’s Board of Directors and its principal shareholder. Interest expense under the Company’s credit facilities totaled $0.8 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.
     As previously described, the Company recorded a provision for income taxes of $25.2 million for the nine months ended September 30, 2006, as compared to a provision for income taxes of $45.3 million for the same period in 2005. The reduction in tax is primarily due to the decrease in pre-tax income for the nine month period ended September 30, 2006.
     The Company recorded net income of $46.4 million for the nine months ended September 30, 2006, compared with $88.9 million of net income for the nine months ended September 30, 2005.
Liquidity and Capital Resources
     At September 30, 2006, the Company had cash and cash equivalents and marketable securities of $543.7 million and working capital of $504.1 million. The Company’s primary uses of cash to date have been to fund selling, general and administrative expenses, research and development expenses, and strategic investments in product marketing and licensing rights. The Company anticipates that its capital expenditures in 2007 will be substantially higher than in 2006, principally as a result of the capital requirements associated with the New Facility Lease.

     Net cash provided by operating activities was $107.2 million for the nine month period ended September 30, 2006, compared to net cash provided by operating activities of $141.7 million in the same period in 2005. The decrease in net cash provided by operating activities during the 2006 period was primarily a result of the decrease in net income adjusted for non-cash items, partially offset by increases in working capital sources of cash. Working capital sources of cash during the 2006 period included increases in accrued expenses and other liabilities partially offset by increases in accounts receivable, inventories and deferred tax assets as well as decreases in accounts payable. Working capital uses of cash during the 2005 period included increases in trade accounts receivable, inventories, prepaid expenses and other current assets and decreases in accounts payable, partially offset by increases in accrued expenses and other liabilities.
     Net cash used in investing activities was $24.7 million in the 2006 period, compared to $123.7 million in the 2005 period. The decrease in cash used in investing activities during the nine months ended September 30, 2006, related principally to the absence, during the 2006 period, of a $110.0 million purchase of intangible assets, principally related to the Biovail Agreements, partially offset by increases in capital expenditures of $11.0 million.
     In the 2006 period, net cash provided by financing activities was $47.2 million, compared to net cash provided by financing activities of $44.7 million in the 2005 period. The increase in net cash provided by financing activities in the 2006 period related to $30.0 million in borrowings made under the credit facility with Mary Jaharis, of $4.1 million related to excess tax benefits principally associated with the adoption of SFAS 123R, and of an increase of $0.7 million in proceeds from the issuance of Common Stock to employees under Kos’ Employee Stock Purchase Plan, partially offset by a decrease of $32.3 million in cash received from the exercise of stock options.
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
     On May 8, 2006, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 7.0 million shares of the Company’s Common Stock (the “Shares”) through open market purchases (including through Rule 10b5-1 plans) and privately negotiated transactions, at times and in such amounts as management deems appropriate. On May 12, 2006, the Company borrowed $30.0 million under the Additional Standby Facility in connection with the Board of Director’s approval of the share repurchase program, the proceeds of which were intended to be used to repurchase Shares. Under the Additional Standby Facility, the repurchase of Common Stock by the Company or the issuance of additional debt or equity securities by the Company requires the consent of the Lender. The Lender has consented to the repurchase of Common Stock under the share repurchase program and also consented (which consent expired on July 31, 2006) to the Company entering into additional third party financing. The Company has not entered into such financing arrangements with third parties and has not repurchased any Shares under the repurchase program. The Company and the Lender also amended the terms of the Additional Standby Facility to change the rate of interest on loans thereunder from the prime rate (8.25% at September 30, 2006) to a rate equal to 30 day LIBOR plus 160 basis points (6.92% at September 30, 2006). In addition, the Additional Standby Facility provided that the exercise price for the Warrant be determined based upon the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding the first advance under the Additional Standby Facility. The parties amended the terms of the Additional Standby Facility to provide that the exercise price of the Warrant be the higher of (a) the closing bid price of the Company’s Common Stock as reported on NASDAQ on May 12, 2006 and (b) the average of the closing bid prices for the Company’s Common Stock as reported on NASDAQ for the thirty trading days immediately preceding May 12, 2006 (the “Exercise Price”). The amendment also provided that the number of shares subject to the Warrant be reduced from 1,000,000 shares to the number of shares obtained by dividing $30.0 million by the Exercise Price. In connection with the May 12, 2006 borrowing by the Company under the Additional Standby Facility, the Exercise Price of the Warrant was set at $47.46 per share. Accordingly, as of September 30, 2006, borrowings under the Additional Standby Facility are convertible into 632,111 shares of the Company’s Common Stock.
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
     The Company recorded $0.8 million and $0.5 million of interest expense for the nine months ended September 30, 2006 and 2005, respectively, related to its credit facilities with Mr. Jaharis and his transferees.
     Although the Company currently anticipates that it has, or has access to, an amount of working capital that will be sufficient to fund the Company’s operations for the next twelve months, the Company’s cash requirements during this period will be substantial and may exceed the amount of working capital available to the Company. The Company’s ability to fund its operating requirements and maintain an adequate level of working capital will depend primarily on its ability to generate substantial growth in sales of its Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products. The Company’s failure to generate substantial growth in the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, control operating expenses, and other events — including the progress of the Company’s research, development and clinical trial programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain regulatory approvals in the United States and abroad; the Company’s ability to maintain its compliance with FDA regulations and standards without adversely affecting its manufacturing capability or ability to meet its production requirements or profit margins; the Company’s ability to manufacture or have manufactured products at an economically feasible cost and in sufficient quantities; costs associated with filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, joint venture, or other arrangements; the Company’s ability to maintain coverage and reimbursement of its products by government agencies and the effects of the potential loss of such coverage and reimbursement with such agencies, such as CMS; reduction of inventory levels in the Company’s distribution channels as a result of the IMAs; the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations; and changes in economic, regulatory, or competitive conditions or the Company’s planned business - could cause the Company to require additional capital. In the event that the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans, the issuance of debt securities or equity securities, each of which would require consent under the Additional Standby Facility. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may not be available to the Company on acceptable terms, or at all.

FORWARD-LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS
     Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They frequently are accompanied by words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning. In particular, these include statements relating to the Company’s ability to increase the amount of the sales of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT; the success or continued success of the Company’s relationship with its co-promotion, commercialization, and strategic alliance partners such as Merck KGaA, Takeda, Oryx Pharmaceuticals, Inc. (“Oryx”), Arisaph, Barr, Duramed, Biovail, Jerini and Jagotec; the ability to respond to competitive pressures from competing therapies for the treatment of cardiovascular, metabolic, respiratory and other conditions that are the focus of the Company’s products; the ability to successfully develop and commercialize new products under development and within expected timeframes, including without limitation, newly formulated Niaspan products, Simcor, the Azmacort HFA product, the Icatibant product, and the Flutiform product; the ability of the Company and its licensors to obtain regulatory approvals and launch the Company’s products within expected timeframes or at all, including expected future sales of the Icatibant product, Simcor and the Azmacort HFA product as early as 2007, 2008, and 2010, respectively, and other future product launches on the dates currently anticipated; the ability to continue the Company’s strong financial performance and that of its products; the ability to increase its stock price; the ability to protect the strength of its patents, including defending against generic entry against its products; the ability to protect its trade secrets and trademarks; the ability to commercialize its products outside the United States; the ability to make continued investments in research and development and the anticipated amount of such investments; the ability to achieve the Company’s goals for future sales levels, operating margins, earnings and profit growth, and shareholder value; expectations regarding the impact of certain non-recurring and transitional items, including the signing of inventory management agreements; expectations that the inventory management agreements will provide a more precise and accurate estimate of product returns; the ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source an adequate supply of Azmacort, Cardizem LA, Teveten and Teveten HCT; the ability to complete construction and receive FDA approval to use the Company’s planned new research and development and manufacturing facility for its intended purpose by the second half of 2009; the anticipated increase in size of the Company’s sales force; the anticipated repurchase of shares of the Company’s Common Stock pursuant to the Company’s share repurchase program; the increase in the level of capital expenditures in future periods; the ability to meet its expectations regarding future capital needs; and the expected timing, completion and effects of the Offer and the Merger. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected in a forward-looking statement. These risks and uncertainties include: the continued market acceptance of the Company’s products, the expected continued growth in sales of the Company’s products (assuming, for example, no generic entry of competing products), the Company’s ability to build or continue to build awareness for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT within the medical and patient communities, the ability of the Company to generate increasing sales of Advicor without diminishing the sales of Niaspan, the success of the Company’s relationship with Takeda, Merck KGaA, Oryx, Barr, Duramed, Biovail, Jerini and Jagotec, the Company’s ability to avoid the re-importation of the Company’s products into the United States at prices that are lower than those maintained by the Company in the United States, the Company’s ability to attract and retain sales professionals and increase the size of its sales force, the Company’s ability to successfully develop (both internally and through sponsored research arrangements or collaboration agreements with third parties) and commercialize new products under development and within expected timeframes, such as the new Niaspan Caplet Formulation range of products (including optimized Niaspan Caplet Formulation), Simcor, the Icatibant product, Flutiform and others, the continued market acceptance of the Azmacort, Cardizem LA, Teveten, and Teveten HCT products, and the growth in sales of such products, the Company’s ability to continue to manufacture and supply sufficient quantities of Niaspan and Advicor and to source and maintain an adequate supply of the Azmacort, Cardizem LA, Teveten, and Teveten HCT, the ability of third party suppliers to the Company to continue to be able to perform their supply obligations, the Company’s ability to establish a footprint and generate sales in the respiratory, hypertension and angina markets, the Company’s ability to successfully negotiate additional important strategic business development and corporate opportunities, the progress of the Company’s research and development pipeline, fluctuating buying patterns by the Company’s wholesalers and distributors, the accuracy of the inventory data supplied by wholesalers and distributors pursuant to inventory management agreements, the adequacy of the Company’s reserves for income taxes, the Company’s ability to maintain coverage of its products by government agencies and the effects of the potential loss of such coverage with such agencies, such as CMS, the Company’s ability to increase its stock price, grow revenue, control expenses, and grow earnings and shareholder value, the Company’s ability to meet the conditions necessary to obtain funding under its credit arrangement, the Company’s ability to retain sufficient cash, available credit, and access to capital from third parties to be able to repay its credit obligations on a timely basis and meet its expectations regarding future capital needs, the Company’s ability to repurchase shares of its Common Stock pursuant to the share repurchase program on terms and conditions acceptable to the Company, if at all, the protection afforded by the Company’s patents and those related to the acquired and licensed products, including a successful conclusion of the ongoing litigation between Biovail and Andrx, the effect of conditions in the pharmaceutical industry and the economy in general, the regulatory environment surrounding branded and generic prescription drugs, changes in the business and regulation of health care reimbursement, the Company’s ability to maintain compliance with FDA standards without adversely affecting its manufacturing capability or ability to meet its production requirements, the Company’s ability to ensure compliance with prescription drug sales and marketing laws and regulations, changes in the regulatory environment governing the Company’s compliance with FDA, United States Patent and Trademark Office, tax and competition issues, changes in the law or governmental policy concerning the antitrust treatment of patent licenses and patent infringement settlement agreements, the Company’s ability to protect and defend its intellectual property licensing and settlement agreements from potential challenges based in antitrust and consumer protection law and from potential antitrust enforcement measures by agencies such as the Federal Trade Commission and U.S. Department of Justice Antitrust Division, including the Barr Agreements; the outcome of the OIG investigations, the outcome of the SEC inquiry regarding the Company’s stock option practices and the impact of these practices on the Company’s financial statements, the possibility of private litigation relating to the Company’s stock option practices, the impact of a possible generic version of the Cardizem LA product or other products sold by the Company, the failure to complete the Offer or the Merger because of a number of factors, including the failure to satisfy the closing conditions, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. All forward-looking statements included herein are made only as of the date such statements are made, and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward looking-statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.
     This filing is neither an offer to purchase nor a solicitation of an offer to sell shares of any class of stock of the Company. Following commencement of the Offer described herein, the Company intends to file a solicitation/recommendation statement on Schedule 14D-9 (the “Schedule 14D-9”) with the US Securities and Exchange Commission (the “SEC”). Investors and security holders are urged to read the Schedule 14D-9, as well as any amendments or supplements to the Schedule 14D-9, when those documents become available because they will contain important information. A free copy of the Schedule 14D-9 and other documents filed with the SEC (once filed) relating to the Offer and the related transactions can be obtained at the SEC’s website at www.sec.gov. The Schedule 14D-9 and other documents filed with the SEC relating to the transaction described above may also be obtained free of charge at the Company’s website at www.kospharm.com or free of charge by contacting the Company’s Investor Relations Department at 1 Cedar Brook Drive, Cranbury, New Jersey 08512-3618, Phone: 609-495-0726.

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
     The Company believes that it remediated the material weakness described above during the third quarter of 2006 by implementing enhanced processes and guidelines designed to ensure that it properly records grant dates for Common Stock option awards made under the Kos Incentive Plan. Specifically, among other things, the processes and guidelines establish the methodology for awarding Common Stock options to new and existing employees, and establish required documentation in order to evidence Common Stock option grant dates.
     As of September 30, 2006 and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, and with the implementation of the remediation procedures described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.
     Other than those changes described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book (the “Orange Book”) as covering Cardizem LA, and that the ‘505 patent was invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
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
     On September 26, 2005, Biovail received a third Paragraph IV certification from Andrx regarding its Cardizem LA tablets, 120, 180, 240, 300, 360, and 420 mg. The certification sets forth allegations of non-infringement and invalidity of the 6,923,984 patent that is also listed in the Orange Book and owned by Biovail. No suit was brought against Andrx for infringement of the ‘984 patent.
     On September 19, 2006, a fourth patent, U.S. Patent 7,108,866, was issued to Biovail containing claims relating to Cardizem LA. Biovail subsequently listed the ‘866 patent in the Orange Book and received a fourth Paragraph IV certification from Andrx for all Cardizem LA tablet strengths via an additional amendment to Andrx’s ANDA. On October 4, 2006, a third complaint in Biovail’s name was filed in the United States District Court for the District of Delaware (Civil Action No. 06-620). The complaint averred that Andrx’s amended ANDA constituted infringement of the ‘866 patent. Civil actions 05-586, 05-730 and 06-620 have been consolidated by the Court for all purposes. Under a revised case schedule, fact and expert discovery is scheduled to close on March 23, 2007, a Markman hearing is scheduled for July 2, 2007 and trial is scheduled for January 14, 2008. These dates, however, may change.
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
     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos (the “Wisconsin Subpoena”). The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos (the “Louisiana Subpoena”). Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer prices and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8. In October 2006, Kos had a preliminary meeting with the Fraud Section of the United States Department of

Justice, Criminal Division, regarding coordination of the Government’s criminal investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.
     The inquiries described above arise in an environment of rising costs for prescription drugs and heightened public scrutiny of the pharmaceutical industry and its practices. This public scrutiny is characterized by extensive press coverage, ongoing attention in Congress and in state legislatures, and investigations and public statements by law enforcement officials. These factors contribute to the uncertainty regarding the possible course and outcome of the matters discussed above. While Kos believes that it is currently in substantial compliance with health care and other laws applicable to Kos, the information requested by the investigating authorities is not limited to Kos’ current business operations or practices but extends back to 1997 in the case of the Louisiana Subpoena and 2000 in the case of the Wisconsin Subpoena. Kos has compliance measures in place that are designed to maintain compliance with regulatory requirements, but there can be no assurance that such compliance measures are, or have been, sufficient or that employees will not deviate, or have not deviated in the past, from the Company’s policies and legal requirements in such a way that it would have a material adverse effect on Kos’ ability to defend any proceedings brought by the OIG, the U.S. Department of Justice, or any qui tam relator or others. Currently, management cannot predict the timing or outcome of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, and results of operations. An adverse outcome in any one of the matters described above could result in substantial civil and/or criminal fines, other monetary damages, material changes to Kos’ business practices, and exclusion from federal healthcare programs. As a result, such matters could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     In a letter dated July 25, 2006, the Southeast Regional Office of the SEC requested certain documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997 to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statement for its fiscal quarter ended March 31, 2006, needed to be restated and should not be relied upon. As a result, on September 14, 2006, the Company amended its quarterly and annual reports to include restated financial results for these periods. At this time, the Company cannot predict what consequences the SEC inquiry and restatement of the Company’s financial results will have on the Company. The filing of the Company’s restated financials may not resolve the SEC inquiry into the Company’s stock option grant practices and it is possible that the Company may in the future be required to adopt different accounting for its historical stock option practices that could require further restatements of its financial statements. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry. Also, the U.S. Attorney’s Office for the District of New Jersey has made an informal inquiry into the Company’s stock option practices. In addition, the Company could become the subject of other governmental investigations or private litigation relating to these matters. Any such investigations or litigation could be costly and time consuming, and there are no assurances that they would be resolved in the Company’s favor. Considerable legal and accounting expenses related to these matters have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on the Company’s business, results of operations, and financial position.
     The Company was scheduled for a hearing with the NASDAQ Listing Qualifications Panel (the “Panel”) on September 21, 2006 (the “Hearing”) to appeal the determination by the NASDAQ Listing Qualifications Staff dated August 14, 2006, to delist the

Company’s securities from The NASDAQ Global Select Market due to the Company’s failure to timely file its Form 10-Q for the quarter ended June 30, 2006. On September 15, 2006, the Company received a letter (the “Letter”) from the Counsel to the Panel acknowledging that the Company had filed its Form 10-Q for the quarter ended June 30, 2006. As a result, the filing delinquency of the Company was cured and the Hearing was cancelled as it was considered moot.
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

Item 1A — Risk Factors
Sales Growth of Niaspan and Advicor
     The Company’s success depends in large part upon its ability to successfully market and sell increasing quantities of the Niaspan and Advicor products. The Company’s ability to successfully sell increasing quantities of the Niaspan product will depend significantly on the continued acceptance of the Niaspan product by physicians and their patients despite the commercialization of Advicor. As a consequence of the on-going commercialization of the Advicor product, which is a combination product including Niaspan and lovastatin, a statin-class compound, prescription levels for Niaspan may be adversely affected to the extent a significant number of physicians prescribe Advicor as a substitute product for their patients who are currently taking Niaspan. Such substitution could have an adverse effect on the growth of the combined revenue generated from the sale of the Company’s products. Further, there are numerous versions of niacin currently available as a dietary supplement. The Company’s ability to successfully sell increasing quantities of the Niaspan and Advicor products may be affected by the inappropriate substitution of niacin dietary supplements for its products. There are also competing pharmaceutical companies, including Merck & Co., Inc., Pfizer, Inc., and Roche that are currently conducting clinical trials on therapies to increase levels of HDL cholesterol. Some of these companies are focusing on cholesterol-ester transfer protein inhibitors as a mechanism to improve HDL, while others are focusing on extended release niacin products and niacin-type mimetics. These new agents, if approved, would pose a significant competitive threat to Niaspan and Advicor, as they target similar mechanisms of action and/or similar cardiovascular treatment objectives. Sales could also be affected by competition from the sale of other statin products and other cholesterol therapies. The Company believes that intolerable flushing and potential liver toxicity associated with the currently available dietary supplement formulations of niacin are the principal reasons why physicians generally have been reluctant to prescribe or recommend such formulations. Flushing episodes are often characterized by facial redness, tingling or rash, and are a side effect that often occurs when humans ingest niacin. Currently available formulations of niacin generally result either, in the case of immediate-release niacin, in multiple flushing episodes, or, in the case of sustained-release niacin, in potential liver toxicity. Although most patients taking either the Niaspan or Advicor product will sometimes flush, the formulation and dosing regimen for Niaspan and Advicor have been designed to maximize patient acceptance and minimize the occurrence of flushing and liver toxicity. If, however, a significant number of patients using the Niaspan or Advicor products were to suffer episodes of flushing that they consider intolerable or to suffer other side effects, physicians may discontinue prescribing the Niaspan or Advicor products or patients may stop taking Niaspan or Advicor, which would have a material adverse effect on the Company. Unanticipated side effects or unfavorable publicity concerning the Niaspan or Advicor products, or any other product incorporating technology which leads to similar effects of that used in the Niaspan or Advicor products, also could have an adverse effect on the Company’s ability to (1) maintain and/or obtain regulatory approvals or (2) achieve acceptance by prescribing physicians, managed care providers, or patients, any of which would have a material adverse effect on the Company.
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
     In addition, Advicor may prove to be difficult to successfully sell beyond current levels because the market for cholesterol therapies is dominated by competitors with significantly larger sales forces and with significantly greater marketing resources than those available to the Company. Companies competing for the sales of the Company’s products boast well-organized direct-to-consumer advertising and strong physician and patient promotional efforts. Further, Advicor is a combination of two well-known cholesterol drugs, Niaspan and lovastatin, that have been available for a significant period of time. Although the combination of these drugs is highly effective in improving the major components of cholesterol, it is possible that physicians may not prescribe Advicor because its components are not as new as more recently introduced compounds, such as the potent statin products marketed by the Company’s competitors. Also, because Advicor is a combination of two currently available drugs, Advicor has been approved by the FDA for the improvement of cholesterol disorders in patients who were not able to achieve desired cholesterol improvements by taking either Niaspan or lovastatin alone. Consequently, although such an approved treatment indication is standard for combination drugs such as Advicor, it is possible that physicians will not prescribe Advicor until they have first prescribed either Niaspan, lovastatin, or another statin alone and subsequently determined that their patients need Advicor to achieve desired cholesterol improvements. Furthermore, some physicians may be reluctant to prescribe combination cholesterol therapies with fixed dose regimens, especially when (i) the two components of the combination work through different mechanisms, and (ii) when the individual components are available separately.

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
     In addition, Azmacort may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the product competes. The competitive arena is dominated by GlaxoSmithKline’s Advair, supported by a significantly larger sales force than that which supports Azmacort. In addition, in 2005 the FDA approved Schering-Plough’s inhaled cortico-steroid agent Asmanex, which is now being marketed in the United States.
     The Montreal Protocol on Substances that Deplete the Ozone Layer is an international treaty under which the production and consumption of ozone-depleting substances is being phased out worldwide. Under this Protocol, codified by the United States Congress into law in Title VI of the Clean Air Act, the production of CFCs in the United States was banned as of January 1, 1996, unless a specific exemption is approved annually by the international parties to the Protocol. To comply with the Clean Air Act and the Protocol, the United States will eventually need to phase out all CFC-propelled Metered Dose Inhalers. The HFA formulation of Azmacort does not use a CFC-based propellant. Thus, to the Company’s knowledge, Azmacort HFA should not contribute to the depletion of the Earth’s ozone layer. Although Azmacort HFA has received an “approvable” letter from the FDA, the Azmacort HFA formulation was not technological feasible as of the date of the Aventis Agreements. Among the technological matters to be resolved are manufacturing controls and evidence of dose proportionality between the 75 µg and 225 µg dosage formulations. There can be no assurance that the Company will be able to make the Azmacort HFA formulation technologically feasible prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to, or contemporaneously with, the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.

     The Company believes it may need to invest approximately $35 million during the 2006-2010 period to achieve technological feasibility of the Azmacort HFA formulation. If the technological and regulatory challenges are overcome, approval of the Azmacort HFA formulation by the FDA could occur as early as 2010. There can be no assurance that the Company will be able to obtain technological feasibility for the Azmacort HFA formulation prior to an FDA decision to phase out Azmacort CFC as of a particular date in the future. Failure to obtain FDA approval and bring Azmacort HFA to market prior to the FDA’s phase out of Azmacort CFC in the United States could have a material adverse effect on the Company’s business, operating results and financial condition.
Integration and Sales Growth of Cardizem LA, Teveten, and Teveten HCT Products
     There can be no assurance that the Company will be able to sustainably manage and integrate the Cardizem LA, Teveten, and Teveten HCT products into the Company’s sales and marketing campaigns without substantial expenses, delays or other operational or financial problems. The integration of these products into the Company’s business may prove to be expensive and time consuming and require significant management attention, which may divert management, sales personnel and financial resources from the Company’s other products. In addition, as more fully described below, Biovail, the Company’s sole supplier of Cardizem LA, experienced manufacturing issues in the second and third quarters of 2006 that resulted in a halt to production of certain dosage forms of this product. All of these factors could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s failure to integrate the products or sales personnel and realize the expected benefits from its acquisitions could have a material adverse effect on the Company’s business, operating results and financial condition.
     Further, Teveten and Teveten HCT may prove difficult to successfully sell beyond current levels due to the competitive nature of the marketplace in which the products compete and to limited managed care coverage. The competitive arena is dominated by large players such as Novartis Pharmaceuticals Corp. (Diovan), Merck & Co., Inc. (Cozaar), AstraZeneca Pharmaceuticals LP (Atacand) and Bristol Myers Squibb Company (Avapro), all of whom have large sales organizations to support their products. In addition, newer products such as Benicar, supported by the combined efforts of Sankyo Co., Ltd and Forest Pharmaceuticals, Inc., have also recently entered the market utilizing significantly sized sales forces and strong marketing messages. In addition, substitution of Cardizem LA for generic diltiazem or other branded forms of diltiazem by doctors or pharmacists could also adversely affect sales of the product.
Patents and Trademarks
     The Company’s ability to commercialize any of its products under development will depend, in part, on the Company’s or on its licensors’ ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. In addition, the patents that the Company has had issued or for which Kos has applied relating to Niaspan, Advicor and certain of the Company’s products under development are based on, among other things, the extended-release nature of the niacin active ingredient. If the indications treated by Niaspan, Advicor and such other products under development could be treated using drugs without such extended-release properties, such patents and patent applications may not prevent the use of other niacin-based drugs for the treatment of such indications, which would have a material adverse effect on the Company. Further, the Company would be adversely affected if:
•	The patent applications licensed to or owned by Kos do not result in issued patents;

•	Meaningful patent protection is not secured for any particular technology; or

•	Any patents that have been or may be issued to the Company or the Company’s licensors, including the patents covering Niaspan, Advicor, Azmacort, Cardizem LA, Teveten or Teveten HCT, Simcor, Icatibant, or Flutiform or any agreements relating to those patents, are invalid, unenforceable or not infringed.
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
     On July 7, 2005, the Company received notice from Biovail that Andrx had filed with the FDA an ANDA that would, if approved, allow Andrx to market a generic version of the Cardizem LA product. Andrx’s notice letter to Biovail alleged that its proposed product would not infringe United States Patent Nos. 5,288,505 and 5,529,791, which are listed in the FDA Orange Book (the “Orange Book”) as covering Cardizem LA, or alternatively that those patents were invalid. Under the terms of the Biovail Agreements, if a generic drug company files an ANDA, Biovail has the first right to initiate a lawsuit, and Kos, in its discretion, may initiate suit if Biovail elects not to file suit.
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
     Upon receiving a second Paragraph IV certification from Andrx directed to additional Cardizem LA tablet strengths of 120, 180, 240, 300, and 360 mg added by amendment to Andrx’s ANDA, referred to as the Amended Andrx ANDA, on October 14, 2005, a second complaint was filed in Biovail’s name (Civil Action No. 05-730) in the United States District Court for the District of Delaware. The complaint asserted that Andrx’s Amended ANDA infringed the ‘791 patent. Andrx’s Answer denied infringement of the ‘791 patent and asserted affirmative defenses of invalidity, meaning even if Andrx did infringe the ‘791 patent, Andrx asserted the patent is invalid. In addition, Andrx counterclaimed for declaratory judgment of non-infringement and invalidity. Andrx sought no monetary relief, other than recovery of attorneys’ fees and costs.
     On September 26, 2005, Biovail received a third Paragraph IV certification from Andrx regarding its Cardizem LA tablets, 120, 180, 240, 300, 360, and 420 mg. The certification sets forth allegations of non-infringement and invalidity of the 6,923,984 patent that is also listed in the Orange Book and owned by Biovail. No suit was brought against Andrx for infringement of the ‘984 patent.
     On September 19, 2006, a fourth patent, U.S. Patent 7,108,866, was issued to Biovail containing claims relating to Cardizem LA. Biovail subsequently listed the ‘866 patent in the Orange Book and received a fourth Paragraph IV certification from Andrx for all Cardizem LA tablet strengths via an additional amendment to Andrx’s ANDA. On October 4, 2006, a third complaint in Biovail’s name was filed in the United States District Court for the District of Delaware (Civil Action No. 06-620). The complaint averred that Andrx’s amended ANDA constituted infringement of the ‘866 patent.
     Civil actions 05-586, 05-730 and 06-620 have been consolidated by the Court for all purposes. Under a revised case schedule, fact and expert discovery is scheduled to close on March 23, 2007, a Markman hearing is scheduled for July 2, 2007 and trial is scheduled for January 14, 2008. These dates, however, may change.
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
No Assurance of Adequate Third-Party Reimbursement
     The Company’s ability to successfully commercialize its products and products under development is dependent in part on the extent to which appropriate levels of reimbursement for the Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations or HMOs. The Company estimates that, through September 30, 2006, approximately $1.9 billion, or 75.7% of the Company’s cumulative Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT revenue has been subjected to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs, and legislative and regulatory proposals to reform healthcare and government programs providing pharmaceutical coverage could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten and Teveten HCT products, or the Company’s products under development. Such cost containment measures and potential legislative and regulatory reform could affect the Company’s ability to sell Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or its products under development and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement and coverage status of newly approved pharmaceutical products. Although the Company has obtained approvals for reimbursement and coverage for the cost of Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT products from many third-party payors, such approvals, in the United States and in foreign countries, may be restricted or discontinued and the Company may fail to secure reimbursement or coverage for its products that are under development. The unavailability or inadequacy of third-party reimbursement or coverage for Niaspan, Advicor, Azmacort, Cardizem LA, Teveten, and Teveten HCT or the Company’s products under development or those that have been acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on the Company.
     The Company was previously informed by the Centers for Medicare and Medicaid Services of the United States Department of Health and Human Services, referred to as CMS, that plans operating under Part D (the new Medicare prescription drug program) may consider Niaspan to be a Part D drug through May 31, 2006, but may not consider Niaspan to be a Part D drug thereafter. CMS’ initial decision not to reimburse patients for Niaspan was based on its determination that Niaspan is a “prescription vitamin”. Following initial discussions with CMS, the Company sought FDA authorization to revise the Niaspan package insert and labeling language to correctly define Niaspan as a therapeutic agent used in the treatment of dyslipidema and to clarify that Niaspan is not a “prescription vitamin”. The FDA authorized the proposed labeling change for immediate use with the revised wording, and subsequent written confirmation of such acceptance by the FDA was received on April 11, 2006. CMS recently reversed its previous decision and issued a policy memorandum to all Prescription Drug Plans and Part D Managed Care Plans, referred to as Part D Plans, that allows Part D Plans to cover, or continue coverage of, Niaspan, effective April 11, 2006. This decision by CMS to cover Niaspan as a Part D drug does not, however, guarantee that any particular Part D Plan will include Niaspan in its formulary. Further, payment levels will depend on rebate contracts negotiated by the Company with each Part D Plan sponsor. To the extent that private insurers or managed care programs choose not to include Niaspan on their formularies, as a result of the previous CMS position regarding lack of Medicare coverage and reimbursement or otherwise, reduced demand for Niaspan could result. A reduction in the number of prescriptions written for Niaspan could have a material adverse effect on the Company’s business, operating results and financial condition.
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
     In February 2005, Kos learned that the Office of the Inspector General of the United States Department of Health and Human Services, referred to as the OIG, in conjunction with the United States Department of Justice, is conducting an investigation of Kos’ marketing and sales practices. It appears that the investigation arises out of allegations that Kos engaged in potentially improper sales and marketing practices. The Company believes that the federal investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act, which permits private individuals to bring confidential actions on behalf of the government. Because any qui tam complaint, if filed, is under seal, the Company has not been able to review it.
     In March 2005, the United States Department of Justice, through the Office of the United States Attorney for the Eastern District of Wisconsin, served an investigative subpoena on Kos, referred to as the Wisconsin Subpoena. The Wisconsin Subpoena requests production of a variety of documents relating to Kos’ marketing and sales practices. Kos has produced a number of documents in response to the Wisconsin Subpoena and continues to provide the government with additional responsive documents. In March 2006, the United States Department of Justice, through the Office of the United States Attorney for the Western District of Louisiana, served an investigative subpoena on Kos, referred to as the Louisiana Subpoena. Similar to the Wisconsin Subpoena, the Louisiana Subpoena requests a variety of documents relating to Kos’ marketing and sales practices. In addition, the Louisiana Subpoena requests information relating to Kos’ calculation and reporting of average manufacturer prices and best price under the Medicaid Drug Rebate Program as set forth at 42 U.S.C. § 1396r-8. In October 2006, Kos had a preliminary meeting with the Fraud Section of the United States Department of Justice, Criminal Division, regarding coordination of the Government’s criminal investigation. Kos has engaged outside counsel to assist it in conducting its own internal investigation of the issues raised in the Wisconsin Subpoena and Louisiana Subpoena and in its production of documents.

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
     In a letter dated July 25, 2006, the Southeast Regional Office of the SEC requested certain documents relating to the grant and exercise of Common Stock options during the period from January 1, 1997, to the present. Before receiving the request from the SEC, the Company had already commenced an internal review of its historical stock option grant practices and related accounting treatment. The Audit Committee of the Company’s Board of Directors concluded that the Company’s audited consolidated financial statements for its fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 and its unaudited condensed consolidated financial statement for its fiscal quarter ended March 31, 2006, needed to be restated and should not be relied upon. As a result, on September 14, 2006, the Company amended its quarterly and annual reports to include restated financial results for these periods. At this time, the Company cannot predict what consequences the SEC inquiry and restatement of the Company’s financial results will have on the Company. The filing of the Company’s restated financials may not resolve the SEC inquiry into the Company’s stock option grant practices and it is possible that the Company may in the future be required to adopt different accounting for its historical stock option practices that could require further restatements of its financial statements. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry. Also, the U.S. Attorney’s Office for the District of New Jersey has made an informal inquiry into the Company’s stock option practices. In addition, the Company could become the subject of other governmental investigations or private litigation relating to these matters. On August 17, 2006, the Company received a shareholder demand letter contending that the Board of Directors, in violation of the Company’s stockholder-approved stock option plans and GAAP, improperly backdated certain grants of stock options and that the Company must remedy the situation or a shareholder derivative action will be filed to seek appropriate relief. Any further investigations or litigation could be costly and time consuming, and there are no assurances that it would be resolved in the Company’s favor. Considerable legal and accounting expenses related to these matters have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on the Company’s business, results of operations, and financial position.
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
     Any of the foregoing could result in the Company being unable to manufacture and supply (or have manufactured and supplied) sufficient quantities of its products to meet the demands of its customers, or to fulfill orders from its international marketing partners. The Company’s failure for any reason to manufacture and supply sufficient quantities of its products would have a material adverse impact on the Company and its financial condition. The extent of such adverse effect would depend on the nature, timing, scope and duration of the manufacturing issues. The Company currently has qualified contract manufacturers for certain of its products. The Company also has certain qualified backup manufacturing capability under the Barr License and Manufacturing Agreement.
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
     On June 9, 2006, the FDA issued Inyx, the Company’s supplier of Azmacort, a Form 483 notice of inspectional findings, referred to as the 483 Notice, related to a routine, unannounced inspection of Inyx’s manufacturing facility where Azmacort is produced, which is located in Manati, Puerto Rico. A 483 Notice is used by an FDA field investigator to record observations of non-compliance with current good manufacturing practices. While companies are not required to respond to such a notice, it is considered commercially prudent to do so, giving an explanation and, where necessary, a description of the proposed resolution of the observations set forth in the notice. The 483 Notice cited, among other things, a specific issue relating to the testing methodology of the Azmacort product. The Company is providing assistance to Inyx in responding to the 483 Notice as it relates to the Azmacort product and will further assist Inyx as requested in order to further assure that the testing methodology of the Azmacort product meets the product’s approved testing parameters. Inyx has advised the Company that it has responded to the FDA and is waiting for a determination as to whether any further action by Inyx is necessary. If appropriate corrective actions are not taken by a company receiving a 483 Notice, the FDA may take further regulatory actions that may include a warning letter, withdrawal or seizure of product from the market.
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
     On June 9, 2006, the FDA issued Inyx, the Company’s supplier of Azmacort, a Form 483 notice of inspectional findings, referred to as the 483 Notice, related to a routine, unannounced inspection of Inyx’s manufacturing facility where Azmacort is produced, which is located in Manati, Puerto Rico. A 483 Notice is used by an FDA field investigator to record observations of non-compliance with cGMPs. While companies are not required to respond to such a notice, it is considered commercially prudent to do so, giving an explanation and, where necessary, a description of the proposed resolution of the observations set forth in the notice. The 483 Notice cited, among other things, a specific issue relating to the testing methodology of the Azmacort product. The Company is providing assistance to Inyx in responding to the 483 Notice as it relates to the Azmacort product and will further assist Inyx as requested in order to further assure that the testing methodology of the Azmacort product meets the product’s approved testing parameters. Inyx has advised the Company that it has responded to the FDA and is waiting for a determination as to whether any further action by Inyx is necessary. If appropriate corrective actions are not taken by a company receiving a 483 Notice, the FDA may take further regulatory actions that may include a warning letter, withdrawal or seizure of product from the market.
     Biovail, the Company’s sole supplier of Cardizem LA, experienced manufacturing issues in the second and third quarters of 2006 that recently resulted in a halt to production of the certain dosage strengths dosage forms of this product. The Company has been informed that Biovail is currently taking corrective and preventative actions to remedy the causes of these issues. While Biovail is working towards resuming full production of Cardizem LA in the fourth quarter of 2006, this cannot be assured. If full production is resumed in the fourth quarter of 2006, full remediation of the shortfall in supply should occur in the first quarter of 2007. The Company is cooperating with Biovail in remedying the manufacturing issues that resulted in the supply failure. Under the terms of the Supply and Employee Agreement between Biovail and the Company, Biovail agreed to indemnify the Company for lost profits (subject to certain conditions and up to a pre-determined maximum amount) in the event of a supply failure. On September 6, 2006, the Company provided formal notification to Biovail that a supply failure has occurred and that it would seek indemnification in the event that the supply failure results in lost profits. The Company cannot provide any assurances that Biovail will be able to remedy the manufacturing issues that led to the supply failure or that Biovail’s indemnification obligations will be sufficient to cover all lost profits resulting from the supply failure. The Company also relies solely on third party suppliers to manufacture and supply adequate quantities of the finished Teveten, and Teveten HCT products. As such, the Company cannot provide any assurances that such third party suppliers will be able to produce sufficient quantities of such products to meet the Company’s requirements.
     Any interruption of supply, for any reason, of the finished Azmacort, Cardizem LA, Teveten or Teveten HCT products to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.
Best Price and Other Potential Price Reporting Issues
     During the fourth quarter of 2005, the Company discovered an error in its calculation of Best Price in connection with the Medicaid rebate program. On or around January 31, 2006, the Company notified CMS of this error and informed CMS that the calculation of Best Price should be adjusted.

The cumulative effect of this error reduced the Company’s net sales for the fourth quarter of 2005 by $2.5 million. The Company believes that the effect of this error was not material to its results of operations and financial condition for each of the affected periods and in the aggregate. The Company also reported to CMS that the Company is reviewing its price reporting methodologies in connection with the Medicaid program and their application to the Company’s current quarter and for earlier quarters and that, after completing this review, it would report to CMS when the Company determined what, if any, recalculations should be made. Based on the outcome of the Company’s review of its price reporting methodologies in connection with the Medicaid program, the Company may be required to revise the prices reported under the Company’s federal Medicaid rebate agreement and certain state agreements, and to pay the corresponding revised rebate liability amounts under those programs for prior periods. Because this methodology review is ongoing, the Company is currently unable to estimate the results of the review and its potential impact on the Company’s financial statements. The Company cannot provide assurance that such amounts will not be material or that the Company will not be subjected to the imposition of fines, penalties, and injunctive or administrative remedies as a result of a failure to correctly calculate the Best Price, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
Wholesaler and Distributor Buying Patterns
     Wholesalers and distributors represent a substantial portion of the Company’s sales. Buying patterns of Kos’ wholesalers and distributors may vary from time to time principally as a result of pricing or seasonality. Although Kos attempts to match shipments with end-user demand, which is reflective of prescriptions for its marketed products, wholesalers (or direct customers of wholesalers) may accumulate inventory in one quarter and limit product purchases in subsequent quarters, which could have a material effect on Kos’ financial condition, cash flows and results of operations.
     During the last few years, in an effort to minimize the fluctuation of wholesaler and distributors’ buying patterns, many companies in the pharmaceutical industry have been establishing inventory management agreements, referred to as IMAs, between the manufacturers and their wholesalers and distributors.
     During the first quarter of 2006, the Company completed the execution of IMAs with its three largest customers (and a few smaller customers). In addition, Kos believes that it has employed a disciplined methodology to approximately match patient demand for its marketed products to product shipments made to its other wholesale and distribution customers. The Company believes it is beneficial to enter into IMAs to establish specified levels of product inventory to be maintained by its direct customers and to obtain more precise information as to the level of Kos product inventory available throughout the product distribution channel. The Company has also entered into IMAs with certain of its other wholesalers and distributors and is considering entering into IMAs with additional wholesalers and distributors. These IMAs could impose additional costs or revenue deductions on Kos. The Company’s ability to enter into additional mutually beneficial IMAs is dependent, among other things, on its ability to negotiate acceptable agreement terms with its customers, and on the commercial success of its products. There can be no assurances that the Company will be able to successfully negotiate and enter into additional IMAs on terms acceptable to Kos with all of its other wholesale customers. If additional IMAs cannot be successfully negotiated with some of its wholesale customers, the Company may not be able to maintain existing product wholesale distribution arrangements without an active IMA and the Company’s product distribution channel, revenues, profits and cash flows may be disrupted. The Company may also be forced to reduce the number of its wholesale customers to those willing to continue distributing the Company’s products through existing wholesale distribution arrangements, all of which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. Even if the Company is successful in entering into mutually beneficial IMAs, the Company cannot be certain that the IMAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory, that the inventory level data provided through its IMAs are accurate, or that inventory levels will match end-user demand. If speculative purchasing does occur, if inventory level data provided through IMAs is inaccurate, or if purchases do not match actual end-user demand, the Company’s business, financial condition, cash flows and results of operations may also be adversely affected. Furthermore, the Company’s current IMAs require that the respective wholesalers maintain a certain level of the Company’s inventory. As a result, this inventory level requirement resulted in a reduction of inventory in the Company’s distribution channels equivalent to approximately $30.4 million in net sales during the nine months ended September 30, 2006. The Company does not believe that there will be any additional material reductions in inventory with respect to these customers or any other customers.

Item 6 — Exhibits
     (a) Exhibits

2.1(1)	Agreement and Plan of Merger, dated as of November 5, 2006, among Abbott Laboratories, S&G Nutritionals, Inc. and Kos Pharmaceuticals, Inc.

3.1(2)	Amended and Restated Articles of Incorporation of the Company.

3.2(3)	Articles of Amendment to Amended and Restated Articles of Incorporation dated May 2, 2005.

3.3(4)	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the Company.

4.2(5)	Form of Common Stock certificate of the Company.

10.1*	Amendment No. 2 to Distribution, Patent & Trademark License, Marketing and Supply Agreement entered into on September 6, 2006, by and between Kos Pharmaceuticals, Inc. and Merck KGaA.

10.2(1)	Form Of Change In Control Severance Agreement.

10.3(1)	Change In Control Agreement dated as of November 6, 2006, between Kos Pharmaceuticals, Inc. and Michael Jaharis.

10.4(1)	Kos Pharmaceuticals Change In Control Severance Plan As Adopted On November 5, 2006.

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2006, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-1 (File No. 333-17991), as amended, filed with the Securities and Exchange Commission on March 6, 1997, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.

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

KOS PHARMACEUTICALS, INC.
Date: November 9, 2006	By:	/s/ Adrian Adams
Adrian Adams,
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Kevin P. Clarke
Kevin P. Clarke, Executive
Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Amendment No. 2 to Distribution, Patent & Trademark License, Marketing and Supply Agreement entered into on September 6, 2006, by and between Kos Pharmaceuticals, Inc. and Merck KGaA

31.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Adrian Adams, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kevin P. Clarke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential information contained in the document has been omitted and filed separately Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.